Form 10-K
period 2009-06-30
Recon Technology, Ltd
filed 2009-09-28
CIK 1442620

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 001-34409

RECON TECHNOLOGY, LTD

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Room 1902, Building C, King Long International Mansion

No.9 Fulin Road

Beijing, 100107

People’s Republic of China

(Address of principal executive offices and zip code)

025-52313015

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, $0.0185 par value per share	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    (1) Yes  ☒    No  ☐    (2) Yes  ☐    No  ☒

Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐    N/A  ☒ The registrant is a smaller reporting company.

The aggregate market value of the ordinary shares, $0.0185 par value per share (“Shares”), of the registrant held by non-affiliates on December 31, 2008 was $0, as there were no Shares held by non-affiliates on such date, and the registrant’s Shares were not then publicly traded.

The Company is authorized to issue 25,000,000 Shares. As of the date of this report, the Company has issued and outstanding 3,951,811 Shares.

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K incorporates the registration statement filed with the Commission on August 12, 2008, as amended (file no. 333-152964) (the “Registration Statement”) and prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 (the “Securities Act”) on July 24, 2009 (the “IPO Prospectus”). The Registration Statement and IPO Prospectus are incorporated by reference into Parts I, II and III of this Form 10-K.

RECON TECHNOLOGY, LTD

FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this annual report that constitute forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “could” and similar expressions. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include:

•	projections of revenue, earnings, capital structure and other financial items;

•	statements of our plans and objectives;

•	statements regarding the capabilities and capacities of our business operations;

•	statements of expected future economic performance; and

•	assumptions underlying statements regarding us or our business.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. Many factors could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

PART I

Item 1.	Business.

The section of the Registration Statements and IPO Prospectus entitled “Our Business” is incorporated herein by reference.

Item 1A.	Risk Factors.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2.	Properties.

The section of the Registration Statements and IPO Prospectus entitled “Description of Property” is incorporated herein by reference.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) None.

(b) Not applicable, as the Company completed its initial public offering on July 29, 2009, after the end of its fiscal year. Accordingly, the Company had not received or applied any proceeds from the offering as of the end of the fiscal year.

(c) None.

Item 6.	Selected Financial Data.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in the Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

Overview

Organization. We are a company focused on production and service for oil field exploitation industry companies in the People’s Republic of China. We provide equipment, tools and other hardware related to oil field production and management and develop and sell our own specialized industrial automation control and information solutions. However, we do not engage in the production of petroleum or petroleum products. We primarily derive our revenue from:

•	Design, manufacture and installation of oil field servomechanism systems engineering;

•	Oil field underground operation technology and products:

•	Oil producing well water seeking, sand proof, fracturing technology;

•	Down flow well acidize injection, plug-releasing, profile control technology;

•	Gas well perforating and sand proof technology;

•	Multi-effect underground packer devices and

•	Gas well throttle controller.

•	Oil field ground operation technology and products:

•	Heating furnace automation control technology in oil field fathering and transportation system;

•	Oil field high effect heating furnace;

•	Oil field multiphase separator;

•	Oil field heat-exchange equipment and;

•	Supply Italian UNIGAS combustor.

In the year ended June 30, 2009, approximately 95.53% of our revenues came from hardware sales, 1.98% came from service, and 2.49% came from software sales. Our management believes digitization management of oil and gas wells and stimulation measures will be widely promoted in Chinese oil fields, so we have focused increased attention on these areas. During 2009, our business has benefitted from sales of high-tech products and software systems. Our software sales have increased by the greatest percentage of our areas of business. Our management also believes the development and sales of software products can facilitate the development of our hardware and service business in the future. As a result, our management seeks to strengthen its competitive position in the oil field service industry by developing software products.

The Domestic Companies’ and our solutions and new technology enable our customers to reduce their expenditures and improve their integrated benefit by changing from manual to mechanized production methods. Our major clients, Sinopec and CNPC, are large oil and refinery firms formed following the Chinese government’s decision to decentralize the oil and gas industry within China. Both companies are ranked in the Fortune 500. We aim to continue extending our market share in the short-term and to be a leading non-government-owned service provider to the oil field exploitation industry in the long-term. Our mission is to increase the automation and safety levels of industrial petroleum production in China, and improve the under-developed working process and management mode by using high-technology.

We operate our business in China through the Domestic Companies, which are PRC limited liability companies controlled by the same three PRC residents, Mr. Yin Shenping, Mr. Li Hongqi and Mr. Chen Guangqiang. Mr. Yin, Mr. Li and Mr. Chen are also significant shareholders in and directors of our Company, and they serve, respectively, as our Chief Executive Officer, Chief Marketing Officer and Chief Technology Officer.

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in petroleum businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. To protect our shareholders from possible future foreign ownership restrictions, Mr. Yin, Mr. Li and Mr. Chen reorganized our Company, entered into agreements with Recon-JN and caused Recon-JN and each of the Domestic Companies to enter into a series of agreements that give our Company (by virtue of its sole ownership of Recon-HK and Recon-HK’s sole ownership of Recon-JN) effective control over each of the Domestic Companies.

We have Exclusive Technical Consulting Service Agreements and Operating Agreements with each of the Domestic Companies and Equity Interest Pledge Agreements and Exclusive Equity Interest Purchase Agreements with their shareholders. Through these contractual arrangements, we have the ability to substantially influence each of the Domestic Companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control the Domestic Companies, we are considered the primary beneficiary of each Domestic Company. In addition, we and the Domestic Companies are under common control, by virtue of the ownership of more than 60% of our company and each of the Domestic Companies by three shareholders (Mr. Yin Shenping, Mr. Li Hongqi and Mr. Chen Guangqiang).

Based on these agreements, the Domestic Companies are our variable interest entities (“VIEs”) and we consolidate them as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, because we are the primary beneficiary of the VIEs. We do not have any collateral for the obligations of the VIEs.

Factors Affecting Our Business

Industry Background. As a whole, the Chinese petroleum industry faces four primary challenges: (a) global competition; (b) environment and development; (c) configuration of petroleum resources; and (d) gradually increased profit margins. Compared to developed countries, however, there are still certain lags in terms of modernized management levels in China. In particular, with the introduction of computer techniques over the last ten years, the degree of automation in foreign countries has reached a higher lever, while China is still in the initial stage.

With deeper development of the oil field industry, most oil fields in China have entered the third stage of oil extraction. During this stage, oil well output decreases, water content increases, and costs are higher.

Through application of the automation system we provide, oil well head information such as indicator diagrams, current diagrams, oil pressure, oil temperature and the running status of oil wells, can be accurately passed on to management in real time. Management may see information in the clear human-machine interface and make analysis and decisions enabling the realization of remote controls over oil extraction wells such as auto delayed start-up of the oil extraction well after being switched on/off or intermittent extractions. The system can achieve failure protection and send timely alarms, for instance, the system is equipped with auto stop and alarms in the cases of blocking, breaking of oil extraction rods, and phase breaking to avoid the occurrence of major accidents. The measurement station can realize automatic measurement of liquid and gas and transfer the data to the central control room in real time. With this system, the oil well heads and measurement stations have no need to be monitored by personnel and in addition, in-time and accurate information transfers between the oil extraction well and management have improved labor productivity, brought down manual work and consumptions, lowered costs for oil extractions, eliminated failures in time, increased oil output, actualized automatic management for oil fields and integrated management above and under-ground. The automation system also provides full and accurate data for research and development of petroleum deposit projects as well as a reliable technical basis for oil field productions and decision-making.

Our automation system can also be used in connection with the delivery of liquefied natural gas. China is currently diversifying its energy sources, and China imported 15% more liquefied natural gas in 2008 than in 2007. Although the increase from 2.9 to 3.3 million tons for the full year was significant, our optimism about the future of liquefied natural gas in China (as well as the need for our services in the industry) is tempered by a 23% drop from November to December 2008, which coincided with the international market crisis.

Apart from the above-mentioned factors, increasingly intense competition in the oil field market, increasing efficiency by reducing redundant staff and reduction of cost is bound to facilitate the all-around generalization of the automation system.

Accordingly, any significant change in the general demand for oil and liquefied natural gas in China, the PRC government’s policy or the strategies of major PRC energy companies may significantly affect the demand for our service and products and, as a result, our revenues and financial condition.

In addition, our oil well water finding/blocking technology, multipurpose fissure shaper, and high-efficiency heating furnace can increase the oil field output, decrease the water content, save energy, lower consumption, reduce the oil extraction cost, and strengthen the competitive force of the domestic oil fields.

Relevant Industry-Wide Factors. Management believes the Chinese oil field service industry, and in particular the oil field service market, is likely to experience rapid growth in the near future. This belief is based on management’s experience in the industry and its analysis of the following recent trends:

•

Management believes that larger companies in China are becoming more sophisticated in managing and implementing their information systems. Management believes that these tendencies are likely to create a strong demand for software integration and customized system development from these larger companies. As a result, management believes that many oil field service providers will attempt to reposition their businesses as development services providers, rather than “off-the-rack” vendors. In the context of economic transformation, local manufacturers will likely face industrial restructuring as they try to grow to compete and fend off increased pressure from greatly shortened product lives. Management believes that the use of advanced information technologies in management and control of manufacture is becoming more important to success in the market.

•

Management believes that a significant number of Chinese manufactures, especially those in the oil and gas industry, still lack sufficient technical applications and services for their needs. These companies tend to be more cost-sensitive. Management believes that such clients would be more likely to use our service and products to reduce expenses by third-parties like us. Management believes this will be an increasingly competitive market.

•

Management also believes that high-tech and precise instruments will become increasingly prevalent in the oil field service market, as China continues to be more dependent on oil and as oil resources continue to decline.

Dependence on CNPC and Sinopec. We derive substantially all of our revenues from the operating subsidiaries of two customers, (i) CNPC and (ii) Sinopec.

We provide products and services to Sinopec under a series of agreements, each of which is terminable without notice. We first began to provide services to Sinopec in 1998. Sinopec accounted for approximately 33.84% and 49.02% of our revenues in 2008 and 2009, respectively, and any termination of our business relationships with Sinopec would materially harm our operations.

We provide products services to CNPC under a series of agreements, each of which is terminable without notice. We first began to provide services to CNPC in 2000. CNPC accounted for approximately 59.82% and 43.11% of our revenues in 2008 and 2009, respectively, and any termination of our business relationships with CNPC would materially harm our operations.

In order to grow and to protect our company against the risks associated with our dependence on CNPC and Sinopec, management intends to improve our service and expand our potential market. Management believes that a large number of Chinese petroleum companies are likely to require services and products such as those we provide.

Nature of Operations. Our technicians and solutions were developed with strong industrial expertise in the oil and gas industry. Products and services provided by us mainly include:

•

RSCADA System. Nanjing Recon’s technology includes RSCADA, an industrial computerized process control system for monitoring, managing and controlling oil field service extraction. RSCADA integrates the underground, ground and above-ground levels of the oil field service extraction industry. RSCADA connects the above-ground level central control room with the ground level relay station and the relay station with the underground bottom intelligent terminal using the 2.4G wireless frequency. RSCADA has received grants and awards from the State Ministry of Science and Technology and the city of Nanjing.

•

Water System. In addition to RSCADA, BHD has developed and implemented technology designed to find and block water content in oil field service. As China’s extraction of oil has increased, the quantity of available oil has decreased and the water content in remaining oil has increased. In order to improve our efficiency and profitability in extraction, we have developed technology to reduce the amount of water in our extracted oil field service.

•

Oil Field Furnaces. Crude oil field service contains certain impurities that must be removed before the oil field service can be sold, including water and natural gas. To remove the impurities and to prevent solidification and blockage in transport pipes, companies employ heating furnaces. BHD researched, developed and implemented a new oil field furnace that is advanced, highly automated, reliable, easily operable, and comparatively safe and highly heat efficient (90% efficiency).

•

Multipurpose Fissure Shaper. BHD has also developed a multipurpose fissure shaper to improve our ability to test for and extract oil field service. Before any oil field service extractor can test for the presence of oil, it must first perforate a hole for testing. The depth of the perforated hole is, of course, extremely important in the testing process: a hole that is too shallow may cause an extractor to miss an oil field entirely. We have developed a proprietary multipurpose fissure shaper that is used with the perforating gun to effectively increase the perforation depth by between 46 and 80%, shape a great number of stratum fissures, improve the stratum diversion capability and, as a result, improve our ability to locate oil fields and increase the output of oil wells.

As a technology development company, we put a priority on research, exploration, design and innovation. For years we have been increasing investments in attracting and training talents to continually improve our research and development capability. We currently have more than 90 employees, 80% of whom graduated from college. We also cooperate with the Oil Field Service & Geology Research Laboratory of Nanjing University.

Factors Affecting Our Results of Operations — Generally

Our operating results in any period are subject to general conditions typically affecting the Chinese oil field service industry including:

•	the amount of spending by our sophisticated customers, primarily those in the oil and gas industry;

•	growing demand from large corporations for improved management and software designed to achieve such corporate performance;

•	the procurement processes of our customers, especially those in the oil and gas industry;

•	competition and related pricing pressure from other oil field service solution providers, especially those targeting the Chinese oil and gas industry;

•	the ongoing development of the oil field service market in China; and

•	inflation and other factors.

Unfavorable changes in any of these general conditions could negatively affect the number and size of the projects we undertake, the number of products we sell, the amount of services we provide, the price of our products and services and otherwise affect our results of operations.

Our operating results in any period are more directly affected by company-specific factors including:

•	our revenue growth;

•	the proportion of our business dedicated to large companies;

•	our ability to successfully develop, introduce and market new solutions and services;

•	our ability to increase our revenues to businesses, both old customers and new in Chinese oil and gas industry;

•	our ability to effectively manage our operating costs and expenses; and

•	our ability to effectively implement any targeted acquisitions and/or strategic alliances so as to provide efficient access to markets and industries in the Chinese oil and gas industry.

Critical Accounting Policies and Estimates

Estimates and Assumptions. We prepare our financial statements in conformity with U.S. GAAP, which requires us to make judgments, estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such estimate is made, and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the combined and consolidated financial statements. We believe that the following policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our combined and consolidated financial statements and other disclosures included in this prospectus. Significant accounting estimates reflected in our Company’s combined and consolidated financial statements include revenue recognition, allowance for doubtful accounts, and useful lives of property and equipment.

Revenue Recognition. We recognize revenue when it is realized and earned. We consider revenue realized or realizable and earned when (1) we have persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client and the client has signed a completion and acceptance report, risk of loss has transferred to the client, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in client acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

•

Hardware. Revenue from hardware sales is generally recognized when the product is shipped to the customer and when there are no unfulfilled company obligations that affect the customer’s final acceptance of the arrangement.

•

Services. The Company provides services to improve software functions and system requirements on separated fixed-price contracts. Revenue is recognized on the completed contract method when acceptance is determined by a completion report signed by the customer. Deferred revenue represents unearned amounts billed to customers related to service agreements.

•

Software. The Company sells self-developed software. For software sales, the Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” and related interpretations. Revenue from software is recognized according to project contracts. Contract cost are accumulated during the periods of installation and testing or commissioning. Usually this is short term. Profits are not recognized until completion of the contracts. Costs included in inventory as work in process include direct materials, labor and related expense. Corporate general and administrative expenses are charged to expense in the period they are incurred.

Revenues applicable to multiple-element fee arrangements are divided among the elements such as software, hardware and post-contract service using vendor-specific objective evidence of fair value. Such evidence consists of pricing of multiple elements when those same elements are sold as separate products or arrangements. Software maintenance for the first year and initial training are included in the purchase price of the software. Initial training is provided at the time of installation and is recognized as income as part of the price of the software since it is minimal in value. Maintenance is valued based on the fee schedule used by us for providing the regular level of maintenance service as sold to customers when renewing their maintenance contracts on a standalone basis. Maintenance revenue is included in the income statement under services and is recognized over the term of the agreement.

Fair Values of Financial Instruments. The carrying amounts reported in the combined and consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, trade accounts payable, accrued liabilities, advances from customer and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Allowance for Doubtful Accounts. Trade receivables and other receivable accounts are recognized initially at fair value and subsequently measured at amortized cost using the effective interest method, less a provision made for impairment of these receivables. Provisions are applied to trade and other receivables where events or change in circumstances indicate that the balance may not be collectible. The identification of doubtful debts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for trade accounts receivable was ¥1,558,917 and ¥604,953 ($88,570) on June 30, 2008 and 2009, respectively. The decrease between 2008 and 2009 is due to: (1) the growth of our business with our large clients, which allowed us to reduce our estimate on uncollectible amounts of accounts receivable to reflect our current business risks; (2) our efforts to strengthen our management of accounts receivable to improve our cash flow management; and (3) the effective consolidation of our chain of capital. By the end of fiscal year 2009, most of our accounts receivable were aged less than one year. If the financial condition of our clients were to deteriorate, resulting in their inability to make payments, an additional allowance might be required.

Property and Equipment. We record property and equipment at cost. We depreciate property and equipment on a straight-line basis over their estimated useful lives using the following annual rates:

Motor Vehicles	10 years
Office Equipment	2-5 years
Leasehold Improvements	5 years

We expense maintenance and repair expenditures as they do not improve or extend an asset’s productive life. These estimates are reasonably likely to change in the future since they are based upon matters that are highly uncertain such as general economic conditions, potential changes in technology and estimated cash flows from the use of these assets.

Gains or losses on sales or retirements are included in the combined and consolidated statements of operations in the year of disposition. Depreciation expense was ¥195,624 and ¥321,300 ($47,041) for the years ended June 30, 2008 and 2009, respectively.

	Chinese Yuan (Renminbi)		U.S. Dollars June 30, 2009 (Unaudited)
	June 30, 2008 (As Restated)	June 30, 2009 (Audited)
Motor vehicles	¥684,183	¥1,464,918	$214,476
Office equipment	777,301	779,257	114,090
Leasehold improvement	—	169,462	24,811
Total property and equipment	1,461,484	2,413,637	353,377
Less: Accumulated depreciation	(685,461)	(1,006,761)	(147,398)

Property and equipment, net	¥776,023	¥1,406,876	$205,979

Software Development Costs. We charge all of our development costs to research and development until we have established technological feasibility. We acknowledge technological feasibility of our software when a detailed program design has been completed, or upon the completion of a working model. Upon reaching technological feasibility, we capitalize additional software costs until the software is available for general release to customers. Although we have not established a budget or time table for software development, we anticipate the need to continue the development of our software products in the future and the cost could be significant. We believe that, as in the past, the costs of development will result in new products that will increase revenue and therefore justify costs. There is, however, a reasonable possibility that we may be unable to realize the carrying value of our software, and the amount not so realized may adversely affect our financial position, results of operation or liquidity in the future.

Cost of Revenue. Cost of our revenues includes wages, materials, handling charges, and other expenses associated with manufactured products and service provided to customers; the cost of purchased raw materials such as steel products and chemical materials. We expect cost of revenue to grow as our revenues grow. It is possible that we could incur development costs with little revenue recognition, but based upon our past history, we expect our revenues to grow.

Valuation of Long-Lived Assets. We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, we reduce the carrying value of the long-lived asset, by the estimated excess of the carrying value over the projected discounted cash flows. In the past, we have not had to make significant adjustments to the carrying values of our long-lived assets, and we do not anticipate a need to do so in the future. However, circumstances could cause us to have to reduce the value of our capitalized software more rapidly than we have in the past if our revenues were to significantly decline. Estimated cash flows from the use of the long-lived assets are highly uncertain and therefore the estimation of the need to impair these assets is reasonably likely to change in the future. Should the economy or acceptance of our software change in the future, it is likely that our estimate of the future cash flows from the use of these assets will change by a material amount. See “Management’s Discussion and Analysis or Plan of Operation -Property and Equipment” and “- Software Development Costs.”

Results of Operations

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenues. Our total revenues increased by approximately 15.06% or ¥9,898,673, from ¥65,748,234 in 2008 to ¥75,646,907 ($11,075,358) in 2009. In spite of the decrease of oil prices over the past year and the worldwide economic crisis, both of which companies, including our clients, more cautious about their finances, it also encouraged those companies to seek ways to reduce costs and maximize output by investing in technological solutions that would enable them to improve revenues and reduce expenses. Because our solutions are designed to help oil companies operate more efficiently, our customers ordered more of our products and services. As a result, we were able to continue to grow in a very difficult year for industry. In addition, this increase also resulted directly from our growing relationships with CNPC and Sinopec. Specifically, the Chinese government has attached great importance to the safety problems that exist in the Chinese energy industry by implementing numerous new projects and initiatives designed to increase safety and security in the Chinese energy industry. This replacement project is a Chinese reform project designed to eliminate hidden security dangers and develop key projects for saving energy and materials. As a result of the new policies, the Chinese government has increased spending to replace equipment with potential safety problems. As such, we have experienced increased sales and a greater demand for our maintenance services, which has increased our revenue. Additionally, as we have provided services to CNPC and Sinopec and our relationships have grown, they have chosen to continue to use our solutions. During the year ended June 30, 2008, substantially all of our revenues were generated through our business engagements with the two largest Chinese oil companies. These significant engagements made it possible for us to improve our service quality, products’ popularity and adaptability for a very limited number of customers. Further, this long-term cooperation provides us more preferences for collecting receivables on time. We expect that our gross revenues will continue to increase over time as we:

•	use the money we raised in our initial public offering to grow our Company;

•	expand the adoption of our solutions into other markets outside the Chinese oil and gas industry; and

•	introduce our solutions to businesses located outside of China.

Cost of Revenues. Our cost of revenues includes costs related to the design, implementation, delivery and maintenance of our software solutions and raw materials. We have set up service and maintenance centers in Xinjiang, Jidong, Qinghai district, and other locations which can provide our customers with technical consulting, repair and maintenance services. We purchase equipment based on each client’s needs. Raw materials used to produce our hardware products consist largely of steel products and chemical products. Our cost of hardware increased slightly because some of our clients, especially subsidiaries of Sinopec, required more equipment that we purchase from others. We acted as an agent in these cases and we purchased equipment specified according to our customers. Because we did not produce this equipment, we could not control all of the costs associated with it, which led to the increase. Our cost of services decreased slightly because we are familiar with our market in Qinghai and Jidong area, two areas of growth for us in 2009, and were thus able to benefit from scale advantages. We may devote more into business with high margin, so our cost of revenues may be variable. We expect that our cost of revenues will increase as our revenues grow, but whether our cost of revenues increase as a percentage of revenues will depend on whether we are able to grow our higher margin areas of business.

Our cost of revenues increased from ¥39,771,955 in 2008 to ¥45,758,804 ($6,699,482) in 2009, an increase of 15.05%. As a percentage of revenues, our cost of revenues remained essentially the same in year 2008 and 2009.

Gross Profit. For the year ended June 30, 2009, our gross profit increased to ¥29,888,103 ($4,375,876) from ¥25,976,279 for the same period in 2008, an increase of ¥3,911,824, or approximately 15.06%. For the year ended June 30, 2009, our gross profit as a percentage of revenue remained essentially the same as in 2008.

Expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of costs from our human resources organization, facilities costs, depreciation expenses, professional advisor fees, audit fees and other expenses incurred in connection with general operations. General and administrative expenses increased 42.28% or ¥1,662,177, from ¥3,931,205 in 2008 to ¥5,593,382 ($818,919) in 2009. General and

administrative expenses were 5.98% of total revenues in 2008 and 7.39% of total revenues in 2009. This result was primarily due to two factors: (1) we strengthened our management of claimed expenses and increased the allowance level of other receivable accounts. (2) we completed an assessment of our historical accounting practices. We have included this assessment as a current period expense. We expect that this assessment expense will be a one-time expense. As we continue to grow, we expect that our general and administrative expenses will increase. In addition, we expect that becoming an independent public company may create a short-term increase in general and administrative expenses as a percentage of revenues. Many of these costs are expected to be non-recurring as they relate primarily to the establishment of additional functions in connection with becoming a publicly-traded company.

Selling and Distribution Expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization; sales commissions; costs of our marketing programs, including public relations, advertising and trade shows; and an allocation of our facilities and depreciation expenses. Selling expenses increased by 5.92%, from ¥5,343,840 in 2008 to ¥5,660,198 ($828,702) in 2009. This increase resulted primarily from our business expansion activities. As we continued to solidify our business relationship with other companies, we required extensive marketing efforts and incurred the costs associated therewith. At present, we are expanding our business in Jidong and North West district. In order to successfully increase the scope of our client base, we expect that our selling expenses will correspondingly increase. Selling expenses were 8.13% of total revenues in 2008 and 7.48% of total revenues in 2009. This slight decrease resulted from the fact that during 2008 and 2009, we were able to generate additional revenues from our existing client base (CNPC and Sinopec) without increasing our marketing efforts. As we increase the scope of our client base over the next several years, we expect to see our selling expenses as a percentage of revenue increase as a result, in part, of our expanded marketing efforts. We expect that our marketing efforts will require a period of time before resulting in additional sales.

Income from Operations. Income from operations was ¥18,634,523 ($2,728,255) for the year ended June 30, 2009, an 11.58% increase from ¥16,701,234 for the same period in 2008. This increase in income from operations can be attributed primarily to the increase in sales volume to CNPC and Sinopec.

Subsidy Income. We received grants from the local government. For the year ended June 30, 2009, we received ¥2,038,015 ($298,383) subsidy income, a large increase compared to the year 2008. These grants were given by the government to support local software companies’ operation and research and development. Grants related to research and development projects are recognized as subsidy income in the combined and consolidated statements of operations when related expenses are recorded. We plan to arrange more research projects to continue to seek such subsidy income in the future.

Income Tax Expense. Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded against deferred tax assets if it is not likely that the asset will be realized. In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for the fiscal years beginning after December 15, 2006. The adoption of this interpretation had no material effect on the Company’s financial statements.

We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in PRC are generally subject to federal (state) enterprise income tax at a rate of 30% and a local income tax at a rate of 3%; however, due to Nanjing Recon’s location in a State Standard High Technology Development Zone, it was granted a certification of High Technology Enterprise and was taxed at a rate of 15% for taxable income generated and was 50% exempt from this income tax from 2005 to 2007. ENI is subject to a 25% earned income tax (“EIT”) rate. BHD also pays the statutory rate of 25%. We had minimal operations in jurisdictions other than the PRC. Income tax expense for years ended June 30, 2008 and 2009 were ¥4,665,897 and ¥3,677,887 ($538,474), respectively. This decrease resulted from (1) our ability to deduct certain expenses from our revenue according to a newly-released Chinese tax policy; and (2) the reduction of our effective EIT rate according to new Chinese tax laws. We expect that our effective EIT rate will vary, depending on which of our Domestic Companies generate greater revenues, as an increased percentage of revenues from ENI or BHD will result in our effective rate moving closer to BHD’s and ENI’s 25% rate and away from Nanjing Recon’s 15% rate.

Interest Income. Our interest income represents the interest accrued as a result of bank deposits. Our interest income decreased from ¥18,963 in 2008 to ¥15,159 ($2,219) in 2009. We expect that our interest income will dramatically increase in the near future as we will earn interest on the proceeds of our initial public offering pending application thereof.

Income from Continuing Operations. As a result of the factors described above, income from continuing operation was ¥15,256,875 ($2,233,738) for the year in 2009, increased by ¥4,155,975, or 37.44%, from ¥11,100,900 for 2008.

Discontinued Operations. At the end of the fiscal year 2008, our Company completed the sale of Inner Mongolia Adar Energy Technology, Ltd. and Beijing Weigu Windows Co. which were both the majority-owned subsidiaries of BHD as well as Xiamen Recon Technology Development, Ltd., which was the majority-owned subsidiary of Nanjing Recon. In the fourth quarter of 2008, we determined that these three subsidiaries met the criteria for classification as discontinued operations. The gain on the disposal of these subsidiaries and the financial results associated with 2008 and prior periods are included in discontinued operations.

Net Income Available For Common Shareholders. As a result of the factors described above, net income available for common shareholders was ¥15,205,321 ($2,226,190) for the year in 2009, increased by ¥3,625,017, or 30.30%, from ¥11,580,304 for 2008.

Liquidity and Capital Resources.

General

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than three months. On June 30, 2009, we had cash and cash equivalents in the amount of ¥2,727,735 ($399,364). Our management believes that the revenues expected to be generated from operations along with the proceeds of our initial public offering will be sufficient to finance our operations for the foreseeable future. We expect that our ability to assume new, larger, more capital-intensive projects will require us to raise funds beyond those we currently possess. We believe our recently completed initial public offering will address these needs.

Indebtedness. As of June 30, 2009, except for ¥6,488,169 ($949,924) of notes payable, we did not have any other outstanding loan capital issued or agreed to be issued, bank overdrafts, loans, debt securities or similar indebtedness, liens, liabilities under acceptance (other than normal trade bills) or acceptance credits, debentures, mortgages, charges, finance leases or hire purchase commitments, guarantees or other material contingent liabilities. In addition, there has not been any material change in our indebtedness, commitments and contingent liabilities since June 30, 2009.

Holding Company Structure. We are a holding company with no operations of our own. All of our operations are conducted through our Chinese subsidiary. As a result, our ability to pay dividends and to finance any debt that we may incur is dependent upon dividends and other distributions paid. In addition, Chinese legal restrictions permit payment of dividends to us by our Chinese subsidiary only out of its accumulated net profit, if any, determined in accordance with Chinese accounting standards and regulations. Under Chinese law, our subsidiary is required to set aside a portion (at least 10%) of its after-tax net income (after discharging all cumulated loss), if any, each year for compulsory statutory reserve until the amount of the reserve reaches 50% of our subsidiaries’ registered capital. These funds may be distributed to shareholders at the time of its wind up. When we were incorporated in Cayman Island in August 2007, 5,000,000 ordinary shares were authorized, and 50,000 ordinary shares were issued to

Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi, at a par value of $0.01 each. On December 10, 2007, our company sold 2,632 ordinary shares to an investor at an aggregate consideration of $200,000. On June 8, 2009, in connection with our initial public offering, the Board of Directors approved a 42.7840667-to-1 split of ordinary shares and redeemable ordinary shares to shareholders of record as of such date. After giving effect to a the share split of our ordinary shares and the completion of our initial public offering, we had 3,951,811 ordinary shares outstanding.

Off-Balance Sheet Arrangements. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Capital Resources. To date we have financed our operations primarily through cash flows from financing operations. As of June 30, 2009 we had total assets of ¥76,632,698 ($11,219,686), of which cash amounted to ¥2,727,735 ($399,364), and net accounts receivable (including related party amounts) amounted to ¥51,562,283 ($7,549,162). Working capital amounted to ¥35,631,346 ($5,216,888) and shareholders’ equity amounted ¥28,764,264 ($4,211,336). The current ratio equaled 1.90, up from 1.47 at June 30, 2008.

Cash from Operating Activities. Net cash used in operating activities was ¥6,036,381 ($883,776) in 2009. Compared to the cash amount provided by the operating activities, this was a decrease of ¥12,165,855 ($1,780,830) over ¥6,129,474 for the year ended June 30, 2008. This decrease in net cash resulted primarily from the increase in trade accounts receivable of ¥22,988,109 ($3,365,657). The increase of trade accounts receivable reflects the seasonal nature of our business. We expect that our trade accounts receivable will be highest in our third and fourth quarters and will be lowest in our first and second quarters. The reason for this seasonality is that most of our customers are Chinese state-owned companies and their payment of purchase follows the national budget, which only allows allocation to the operating oil field subsidiaries after July.

The increase in receivables was primarily due to an increase in business contracts in fiscal 2009. The increase in purchase in advance was due to hardware purchase. The increase in accounts payable was due to the increased purchase of raw material and other goods. To protect our liquidity, we seek to pay our suppliers as shortly before payments are due as practicable. Both changes in account receivables and payables reflect the seasonal nature of our business. Our revenue has been subject to high seasonality and the revenue recognized in the first quarter is usually the smallest in proportion of that for the whole year in most cases, due to our clients’ budgeting and planning schedule. Nevertheless, we continued to experience steady demand for our services from our oil industrial client base.

Cash from Investing Activities. Net cash used in investing activities was ¥265,588 for the year ended June 30, 2008, compared to net cash used for investing activities of ¥952,153 ($139,403) in 2009.

Cash from Financing Activities. Cash flows used in financing activities amounted to ¥509,293 for the year ended June 30, 2008 and cash flow provided by financing activities amounted to ¥2,078,848 ($304,361) for the year ended June 30, 2009. Cash provided by financing activities was mainly from borrowing money from our staff offset by payments for deferred offering costs in connection with our initial public offering. We do not expect to require such financing in the next year.

Working Capital. Total current assets at June 30, 2009 amounted to ¥75,225,822 ($11,013,708), an increase of approximately ¥14,771,812 ($2,166,218) compared to ¥60,454,010 at June 30, 2008. The increase was attributable mainly to an increase in the amount of trade receivables resulting from higher revenues.

Current liabilities amounted to ¥39,594,476 ($5,796,972) at June 30, 2009, in comparison to ¥41,071,889 at June 30, 2008. This decrease has been attributed to the fact that our company paid out large sums of money to suppliers. In addition, we improved our rules and management of reimbursement to our staff, and this caused the decrease of other payable amounts. Since contracts signed during this period featured fewer guaranteed items, the deferred income decreased as well, leading to a decrease in current liabilities.

The current ratio increased from 1.47 at June 30, 2008 to 1.90 in 2009. The change in our current ratio was primarily due to the growth of 2008 revenues, which resulted in substantial growth in current assets.

Capital Resources. We have obtained working capital in 2009 through financing activities.

Operating Lease Agreements

We lease offices in Beijing, Nanjing and Shandong. The amounts of commitments for non-cancelable operating leases for 2010 were as follows. All our lease agreements will expire in 2010.

	Chinese Yuan (RMB)	U.S. Dollars
		(Unaudited)
2010	¥97,200	$14,231
Thereafter	¥—	$—

Recently Enacted Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning July 1, 2009, and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. SFAS No. 141(R) and FSP FAS 141(R)-1 are effective for us beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its condensed combined and consolidated financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, as amended, applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. Early application is not permitted. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its condensed combined and consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its condensed combined and consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP 03-6-1), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings per Share” FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. It requires all prior period earnings per share data presented to be adjusted retrospectively. The Company is currently evaluating the effect, if any, that the adoption of FSP 03-6-1 will have on its consolidated financial position, results of operations and cash flows.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1”). FSP 133-1 requires more extensive disclosure regarding potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of sellers of credit derivatives. FSP 133-1 also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require additional disclosure about the current status of the payment or performance risk of a guarantee. FSP 133-1 also clarifies the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, by stating that the disclosures required should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The Company is currently evaluating the effect, if any that the adoption of FSP 133-1 will have on its consolidated financial position, results of operations and cash flows.

In December 2008, the FASB issued FSP 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which promptly improves disclosures by public companies until the pending amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN No. 46, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51 (FIN 46(R)), are finalized and approved by the Board. The FSP amends SFAS No. 140 to require public companies to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN 46(R) to require public companies to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for reporting periods ending after December 15, 2008. The Company is currently assessing the effect of SFAS 140-4 and FIN 46(R)-8 on its consolidated financial position and results of operations.

In April 2009, the FASB issued three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP 115-2 and FSP 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. The Company does not expect the adoptions of the three Staff Positions have a material impact on its condensed combined and consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is effective for the Company beginning July 1, 2010. This Statement amends Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company believes the adoption of this pronouncement will not have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles or SFAS No. 168. SFAS No. 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS No. 168 recognizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods ending after September 15, 2009. This will have an impact on the Company’s financial disclosures since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes, together with the report of Hansen Barnett & Maxwell, P.C., are set forth following the signature pages of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A/9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401: The sections of the Registration Statement and IPO Prospectus entitled “Management” are incorporated herein by reference.

Regulation S-K Item 405: Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under 17 CFR 240.16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of this section, the Company is not aware of any director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) during the most recent fiscal year or prior years.

Regulation S-K Item 406: The Company has adopted a Code of Ethics and has filed a copy of the Code of Ethics with the Commission.

Regulation S-K Item 407(c)(3): None.

Regulation S-K Item 407(d)(4) and (5): The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). The Company has an audit committee, consisting solely of independent directors of the Company, Mr. Dennis O. Laing, Mr. Nelson N.S. Wong, and Ms. Liao Xiaorong. Mr. Wong qualifies as the audit committee financial expert. The Company’s audit committee charter has been filed as Exhibit 99.1 to this report and will be promptly made available on the Company’s website (www.recon.cn).

Item 11.	Executive Compensation.

The following table shows the annual compensation paid by us to Mr. Yin Shenping, our Chief Executive Officer for the years ended June 30, 2009 and 2008. No other officer had a salary during either of the previous two years of more than $100,000.

Summary Compensation Table

Name	Year	Salary	Total(1)
Yin Shenping	2009	$80,000	$80,000
Chief Executive Officer (Principal Executive Officer)	2008	$80,000	$80,000

(1)	Mr. Yin did not receive any payments during 2009 or 2008 other than a base salary. Accordingly, we have omitted columns for other potential compensation categories.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	293,000	$6.00	497,362

Please note that the above plan and grants under it were effective as of July 29, 2009, after the end of the Company’s fiscal year. As of June 30, 2009, the Company had not adopted or granted any options under the equity compensation plan.

PRINCIPAL SHAREHOLDERS

The following table sets forth information with respect to beneficial ownership of our ordinary shares as of the date of this report, for each person known by us to beneficially own 5% or more of our ordinary shares, and all of our executive officers and directors individually and as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as indicated below, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 3,951,811 Shares outstanding as of September 29, 2009. Our major shareholders do not possess voting rights that differ from our other shareholders. The address of each of the below shareholders is c/o Recon Technology Ltd, Room 1401 Yong Feng Mansion, 123 Jiqing Road, Nanjing, People’s Republic of China 210006.

	Amount of Beneficial Ownership	Percentage Ownership
Mr. Yin Shenping	641,761	16.24%
Mr. Li Hongqi	855,681	21.65%
Mr. Chen Guangqiang	641,761	16.24%
Total	2,139,203	54.13%
Directors and Executive Officers as a Group	2,139,203	54.13%

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The section of the Registration Statement and IPO Prospectus entitled “Related Party Transactions” is incorporated herein by reference.

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15).

Other than as described therein, no transactions required to be disclosed under Item 404 of Regulation S-K have occurred since the beginning of the Company’s last fiscal year.

Item 14.	Principal Accountant Fees and Services.

Hansen Barnett & Maxwell, P.C. was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2009. Audit services provided by Hansen Barnett & Maxwell, P.C. for fiscal 2009 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the SEC.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal 2009 and 2008, Hansen Barnett & Maxwell, P.C.’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements were $212,259 and $114,158, respectively.

Audit Related Fees

During fiscal 2009 and 2008, the Company paid Hansen Barnett & Maxwell, P.C. $55,000 and $70,000, respectively, for audit-related services. These services consisted of assurance and related services that were reasonably related to the performance of the audit and reviews of our financial statements and are not included in “Audit Fees” above. The services provided by our accountants within this category consisted of advice relating to SEC matters and the filing of our registration statement and amendments thereto.

Tax Fees

The Company has not paid Hansen Barnett & Maxwell, P.C. for tax services in fiscal 2009 and 2008.

All Other Fees

The Company has not paid Hansen Barnett & Maxwell, P.C. for any other services in fiscal 2009 and 2008.

Audit Committee Pre-Approval Policies

Before Hansen Barnett & Maxwell, P.C. was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Hansen Barnett & Maxwell, P.C. have been so approved.

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Number	Exhibit
3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

14.1	Code of Ethics of the Company. (2)

21.1	List of subsidiaries of the Company. (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

99.1	Audit Committee Charter (2)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

September 28, 2009	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

RECON TECHNOLOGY, LTD

HANSEN, BARNETT & MAXWELL, P.C.

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

Registered with the Public Company Accounting Oversight Board A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Recon Technology, Ltd:

We have audited the accompanying combined and consolidated balance sheets of Recon Technology, Ltd (“the Company”), as of June 30, 2008 and 2009, and the related combined and consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined and consolidated financial position of Recon Technology, Ltd as of June 30, 2008 and 2009, and the combined and consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ HANSEN, BARNETT & MAXWELL, P.C.
HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

September 23, 2009

RECON TECHNOLOGY, LTD

CONSOLIDATED BALANCE SHEETS

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2008	June 30, 2009	June 30, 2009
			(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	¥7,637,421	¥2,727,735	$399,364
Trade accounts receivable, net of allowance for doubtful accounts of ¥1,558,917 and ¥604,953 ($88,570), respectively	29,870,110	44,103,981	6,457,202
Trade accounts receivable-related parties, net of allowance for doubtful accounts of ¥0 and ¥350,498 ($51,316), respectively	6,352,983	7,458,302	1,091,960
Other receivable, net of allowance for doubtful accounts of ¥299,150 and ¥1,291,923 ($189,149), respectively	2,391,014	2,048,015	299,847
Other receivable-related parties, net of allowance for doubtful accounts of ¥543,204 and ¥169,074 ($24,754), respectively	99,550	507,541	74,308
Purchase advances, net of allowance for doubtful accounts of ¥851,962 and ¥1,239,234 ($181,435), respectively	3,570,568	5,637,082	825,317
Purchase advances-related parties	22,238	73,028	10,692
Prepaid expenses	112,975	338,072	49,497
Inventories	8,776,117	10,710,018	1,568,039
Deferred tax assets	1,621,034	—	—
Deferred offering costs	—	1,622,048	237,482

Total current assets	60,454,010	75,225,822	11,013,708

Property and equipment, net of accumulated depreciation of ¥685,461 and ¥1,006,761 ($147,398), respectively	776,023	1,406,876	205,979

Total assets	¥61,230,033	¥76,632,698	$11,219,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	¥16,242,323	¥15,601,101	$2,284,135
Trade accounts payable-related parties	1,257,278	189,744	27,780
Other payables	3,847,756	1,767,005	258,705
Other payables-related parties	1,653,859	73,579	10,773
Deferred income	4,543,691	2,361,605	345,759
Advances from customers	1,068,311	910,215	133,263
Accrued payroll and employees’ welfare	465,875	393,074	57,549
Accrued expenses	262,651	262,083	38,371
Taxes payable	8,204,710	9,182,676	1,344,423
Short-term notes payable	2,639,058	3,143,792	460,278
Short-term notes payable-related parties	840,000	3,344,377	489,646
Long-term notes payable-related parties, current portion	46,377	—	—
Deferred tax liabilities	—	2,365,225	346,289

Total current liabilities	41,071,889	39,594,476	5,796,972
Minority interest	5,210,560	6,839,616	1,001,379
Redeemable ordinary shares	1,388,641	1,434,342	210,000
Shareholders’ equity
Ordinary shares, $0.0185 U.S. dollar par value, 25,000,000 shares authorized and 2,139,203 shares outstanding	300,534	300,534	44,001
Additional paid-in capital	8,732,266	8,732,266	1,278,479
Statutory reserves	1,687,772	1,687,772	247,104
Retained earnings	2,838,371	18,043,692	2,641,752

Total shareholders’ equity	13,558,943	28,764,264	4,211,336

Total liabilities and shareholders’ equity	¥61,230,033	¥76,632,698	$11,219,686

The accompanying notes are the integral part of these combined and consolidated financial statements.

RECON TECHNOLOGY, LTD

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Year Ended June 30,		For the Year Ended June 30, 2009
	2008	2009
			(Unaudited)
Revenues
Hardware	¥58,043,813	¥70,121,586	$10,266,403
Service	894,194	1,495,662	218,978
Software	1,422,051	226,496	33,161
Hardware-related parties	3,138,876	2,143,590	313,840
Service-related parties	2,249,300	—	—
Software-related parties	—	1,659,573	242,976

Total revenues	65,748,234	75,646,907	11,075,358
Cost of revenues	39,771,955	45,758,804	6,699,482

Gross profit	25,976,279	29,888,103	4,375,876

Operating expenses
Selling and distribution expenses	5,343,840	5,660,198	828,702
General and administrative expenses	3,931,205	5,593,382	818,919

Total operating expenses	9,275,045	11,253,580	1,647,621

Income from operations	16,701,234	18,634,523	2,728,255
Subsidy income	669,829	2,038,015	298,383
Interest income	18,963	15,159	2,219
Interest expense	(61,519)	(113,179)	(16,570)
Other income (expenses)	(296,777)	(10,700)	(1,567)

Income before income taxes and minority interest	17,031,730	20,563,818	3,010,720
Provision for income taxes	(4,665,897)	(3,677,887)	(538,474)
Minority interest, net of income taxes	(1,264,933)	(1,629,056)	(238,508)

Income from continuing operations	11,100,900	15,256,875	2,233,738
Income from operations of discontinued subsidiaries, net of income taxes	496,223	—	—

Net income	11,597,123	15,256,875	2,233,738
Accrued dividend for redeemable ordinary shares	(16,819)	(51,554)	(7,548)

Net income available for common shareholders	¥11,580,304	¥15,205,321	$2,226,190

Basic earnings per share:
Income from continuing operations	¥5.19	¥7.13	$1.04

Income from discontinued operations	¥0.23	¥—	$—

Net income	¥5.42	¥7.13	$1.04

Net income available for common shareholders	¥5.41	¥7.11	$1.04

Basic weighted average ordinary shares outstanding	2,139,203	2,139,203	2,139,203

Diluted earnings per share:
Income from continuing operations	¥5.02	¥6.78	$0.99

Income (loss) from discontinued operations	¥0.22	¥—	$—

Net income	¥5.25	¥6.78	$0.99

Net income available for common shareholders	¥5.24	¥6.75	$0.99

Diluted weighted average ordinary shares outstanding	2,210,892	2,251,811	2,251,811

The accompanying notes are the integral part of these combined and consolidated financial statements.

RECON TECHNOLOGY, LTD

COMBINED AND CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Chinese Yuan (Renminbi)
	Ordinary Shares		Additional Paid-in Capital	Statutory Reserves	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance as of June 30, 2007	2,139,203	¥300,534	¥4,328,466	¥913,939	¥(7,968,100)	¥(2,425,161)
Capital contribution - Principal Shareholders	—	—	4,403,800	—	—	4,403,800
Transfer from retained earnings to statutory reserves	—	—	—	773,833	(773,833)	—
Net income available for common shareholders for the year	—	—	—	—	11,580,304	11,580,304

Balance as of June 30, 2008	2,139,203	300,534	8,732,266	1,687,772	2,838,371	13,558,943
Net income available for common shareholders for the year	—	—	—	—	15,205,321	15,205,321

Balance as of June 30, 2009	2,139,203	¥300,534	¥8,732,266	¥1,687,772	¥18,043,692	¥28,764,264

The accompanying notes are the integral part of these combined and consolidated financial statements.

RECON TECHNOLOGY, LTD

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Years Ended June 30,		For the Year Ended June 30,
	2008	2009	2009
			(Unaudited)
Cash flows from operating activities:
Net income available for common shareholders	¥11,580,304	¥15,205,321	$2,226,190
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	195,624	321,300	47,041
Loss on sale of property and equipment	278,096	—	—
Gain on sale of subsidiaries	(381,631)	—	—
Minority interest	1,264,933	1,629,056	238,508
Accrued dividend for redeemable ordinary shares	16,819	45,698	6,691
Deferred income taxes	(157,445)	3,986,259	583,623
Changes in operating assets and liabilities, including discontinued operations:
Trade accounts receivable, net	(1,987,501)	(22,988,109)	(3,365,657)
Trade accounts receivable-related parties, net	(3,828,027)	(1,105,319)	(161,828)
Other receivables, net	(1,489,921)	343,000	50,218
Other receivables-related parties, net	2,351,350	(407,991)	(59,733)
Purchase advances, net	(844,241)	(2,066,514)	(302,555)
Purchase advances-related parties, net	297,102	(50,790)	(7,436)
Prepaid expenses	(112,632)	(225,097)	(32,956)
Inventories	(4,130,185)	(1,933,901)	(283,140)
Trade accounts payable	(3,437,345)	6,774,850	991,896
Trade accounts payable-related parties	728,332	(1,067,534)	(156,296)
Other payables	3,444,546	(2,080,751)	(304,640)
Other payables-related parties	(3,686,992)	(980,280)	(143,521)
Deferred income	2,231,424	(2,182,086)	(319,476)
Advances from customers	(398,367)	(158,096)	(23,147)
Advances from customers-related parties	(846,630)	—	—
Accrued payroll and employees’ welfare	13,897	(72,802)	(10,659)
Accrued expenses	171,146	(561)	(82)
Taxes payable	4,856,818	977,966	143,183

Net cash (used in) provided by operating activities	¥6,129,474	¥(6,036,381)	$(883,776)

The accompanying notes are the integral part of these combined and consolidated financial statements.

RECON TECHNOLOGY, LTD

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Chinese Yuan (Renminbi)		U.S.Dollars
	For the Years Ended June 30,		For the Year Ended June 30, 2009
	2008	2009
			(Unaudited)
Cash flows from investing activities:
Payments for purchases of property and equipment	¥(248,649)	¥(952,153)	$(139,403)
Proceeds from sale of property and equipment	269,500	—	—
Decrease in cash resulting from de-consolidation of disposed subsidiaries	(286,439)	—	—

Net cash used in investing activities	(265,588)	(952,153)	(139,403)

Cash flows from financing activities:
Proceeds from contribution by Principal Shareholders	4,400,000	—	—
Proceeds from contribution by minority parties	1,100,000	—	—
Proceeds from (repayment of) short-term notes payable, net	(6,953,655)	1,842,896	269,816
Proceeds from short-term notes payable-related parties, net	820,000	1,858,000	272,027
Proceeds from issuance of redeemable shares	1,371,822	—	—
Repayment of long-term notes payable	(1,247,460)	—	—
Payments for initial public offering costs	—	(1,622,048)	(237,482)

Net cash provided by (used in) financing activities	(509,293)	2,078,848	304,361

Net change in cash	5,354,593	(4,909,686)	(718,818)
Cash and cash equivalents at beginning of the year	2,282,828	7,637,421	1,118,183

Cash and cash equivalents at end of the year	¥7,637,421	¥2,727,735	$399,364

Supplemental cash flow information
Cash paid during the year for income taxes	¥379,714	¥9,578,370	$1,402,356

The accompanying notes are the integral part of these combined and consolidated financial statements.

RECON TECHNOLOGY, LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION IN UNITED STATES DOLLARS IS UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization - Recon Technology, Ltd (the “Company”) was incorporated under the laws of the Cayman Islands on August 21, 2007 by Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (the “Principal Shareholders”) as a company with limited liability. The Company provides services designed to automate and enhance the extraction of petroleum in the People’s Republic of China (the “PRC”). Its wholly owned subsidiary, Recon Technology, Co., Limited (“Recon-HK”) was incorporated on September 6, 2007 in Hong Kong. Other than the equity interest in Recon-HK, the Company does not own any assets or conduct any operations. On November 15, 2007, Recon-HK established one wholly owned subsidiary, Jining Recon Technology, Ltd. (“Recon-JN”) under the laws of the PRC. Other than the equity interest in Recon-JN, Recon-HK does not own any assets or conduct any operations.

Recon-JN conducts its business through the following PRC legal entities that are consolidated as variable interest entities (“VIEs”) and operate in the Chinese petroleum industry:

•	Beijing BHD Petroleum Technology Co., Ltd. (“BHD”),

•	Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”), and

•	Jining ENI Energy Technology Co., Ltd. (“ENI”)

The following former subsidiaries of BHD entities were sold in June, 2008:

•	Inner Mongolia Adar Energy Technology (“Inner Mongolia Adar”)

•	Beijing Weigu Windows Co. Technology (“Beijing Weigu”)

The following former subsidiary of Nanjing Recon was sold in June 2008:

•	Xiamen Recon Technology, Ltd. (“Xiamen Recon”).

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in petroleum businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. On January 1, 2008, to protect the Company’s shareholders from possible future foreign ownership restrictions, the Principal Shareholders, who also hold the controlling interest of BHD, Nanjing Recon and ENI, reorganized the corporate and shareholding structure of these entities by entering into certain exclusive agreements with Recon-JN, which entitles Recon-JN to receive a majority of the residual returns. On May 29, 2009 Recon-JN and BHD, Nanjing Recon, and ENI entered into an operating agreement to provide full guarantee for the performance of such contracts, agreements or transactions entered into by BHD, Nanjing Recon, and ENI. As a result of the new agreement, Recon-JN will absorb 100% of the expected losses and receive 90% of the expected gains of BHD, Nanjing Recon, and ENI, which results in Recon-JN being the primary beneficiary of these Companies.

Recon-JN also entered into Share Pledge Agreements with the Principal Shareholders, who pledged all their equity interest in these entities to Recon-JN. The Share Pledge Agreements, which were entered into by each Principal Shareholder, pledged each of the Principal Shareholders’ equity interest in BHD, Nanjing Recon and ENI as a guarantee for the service payment under the Service Agreement.

The Service Agreement, entered into on January 1, 2008, between Recon-JN and BHD, Nanjing Recon, and ENI, states that Recon-JN will provide technical consulting services to BHD, Nanjing Recon, and ENI in exchange for 90% of their annual net profits as a service fee, which is to be paid quarterly.

In addition, Recon-HK entered into Option Agreements to acquire the Principal Shareholders’ equity interest in these entities if or when permitted by the PRC laws.

Based on these exclusive agreements, the Company consolidates BHD, Nanjing Recon and ENI as VIEs as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46(R)”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 because the Company is the primary beneficiary of the VIEs.

RECON TECHNOLOGY, LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION IN UNITED STATES DOLLARS IS UNAUDITED)

On August 28, 2000 a Principal Shareholder of the Company purchased a controlling interest in BHD which was organized under the laws of the PRC on June 29, 1999. At June 30, 2008 and 2009, the Principal Shareholder held 68% ownership in BHD. BHD is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on FIN 46(R). The profits and losses to the Company are allocated based upon the control agreements, which is 90% and 100%, respectively. The profits allocated to the minority interest are the remaining amount (10%).

On April 18, 2007, BHD organized Inner Mongolia Adar under the laws of the PRC, of which BHD owned a 70% majority interest. On May 11, 2007 BHD created another subsidiary, Beijing Weigu, of which BHD held a 90% interest. On June 21, 2008 Beijing Weigu was sold to unrelated parties. On June 24, 2008 Inner Mongolia Adar was sold to unrelated parties. Inner Mongolia Adar and Beijing Weigu are consolidated with BHD for all periods presented to the date of disposition.

On January 21, 2003, ENI was organized under the laws the PRC. Principal Shareholders of the Company own a controlling interest of ENI. At June 30, 2008 and 2009, the Principal Shareholders held 80% ownership interest in ENI. ENI is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on FIN 46(R). The profits and losses to the Company are allocated based upon the control agreements, which is 90% and 100%, respectively. The profits allocated to the minority interest are the remaining amount (10%).

On August 27, 2007 the Principal Shareholders of the Company purchased a majority ownership of Nanjing Recon from a related party who was a majority owner of Nanjing Recon. At June 30, 2008 and 2009, the Principal Shareholders held 80% ownership interest in Nanjing Recon. Nanjing Recon was organized under the laws of the PRC on July 4, 2003. Nanjing Recon is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on FIN 46(R). The profits and losses to the Company are allocated based upon the control agreements, which is 90% and 100%, respectively. The profits allocated to the minority interest are the remaining amount (10%).

Nature of Operations - The Company is mainly engaged in (1) providing equipment, tools and other hardware related to oilfield production and management. Simple installations may happen in connection with some projects; (2) developing and selling its own specialized industrial automation control and information solutions. The products and services provided by the Company include:

•	Oil Field Water Finding/Blocking Technology - The Company developed this technology designed to find and block water content in petroleum.

•

High-Efficiency Heating Furnaces - High-Efficiency Heating Furnaces are designed to remove the impurities and to prevent solidification blockage in transport pipes carrying crude petroleum. Crude petroleum contains certain impurities that must be removed before the petroleum can be sold, including water and natural gas.

•

Multi-Purpose Fissure Shaper - Multipurpose fissure shapers improve the extractors’ ability to test for and extract petroleum which must be perforated into the earth before any petroleum extractor can test for the presence of oil.

•

Supervisory Control and Data Acquisition (“SCADA”) - SCADA is an industrial computerized process control system for monitoring, managing and controlling petroleum extraction. SCADA integrates underground and above-ground activities of the petroleum extraction industry. This system can help to manage the oil extraction process in real-time to reduce the costs associated with extraction.

RECON TECHNOLOGY, LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION IN UNITED STATES DOLLARS IS UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Translating Financial Statements - The accompanying combined and consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They are combined through the date of the exclusive agreements, and they are consolidated following January 1, 2008, the date of the agreements. The accompanying combined and consolidated financial statements include the financial statements of the Company, its subsidiaries, and VIEs for which the Company is the primary beneficiary. All inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature.

Convenience Translation - The Company’s functional currency is the Chinese Yuan (“Renminbi”) and the accompanying combined and consolidated financial statements have been expressed in Chinese Yuan. The combined and consolidated financial statements as of and for the period ended June 30, 2009 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers, are not presented in accordance with U.S. GAAP and are unaudited. The combined and consolidated financial statements have been translated into U.S. dollars at the rate of ¥ 6.8302 = US$1.00, the approximate exchange rate prevailing on June 30, 2009. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

Accounting Estimates - The preparation of the combined and consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s combined and consolidated financial statements include revenue recognition, allowance for doubtful accounts, and useful lives of property and equipment. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

Fair Values of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, trade accounts payable, accrued liabilities, advances from customers and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Cash and Cash Equivalents - Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than three months.

Trade Accounts and Other Receivables - Accounts receivable are recorded when revenue is recognized and are carried at original invoiced amount less a provision for any potential uncollectible amounts. Provision is made against trade accounts and other receivables to the extent they are considered to be doubtful. Other receivables are from transactions with non-trade customers.

Purchase Advances - Purchase advances are the amounts prepaid to suppliers for purchases of inventory and are recognized when the final amount is paid to the suppliers and the inventory is delivered.

Inventories - Inventories are stated at the lower of cost or market value, on a weighted average basis. The method of determining inventory costs is used consistently from year to year. Allowance for inventory obsolescence is provided when the market value of certain inventory items are lower than the cost.

Valuation of Long-lived Assets - The carrying values of the Company’s long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If

RECON TECHNOLOGY, LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION IN UNITED STATES DOLLARS IS UNAUDITED)

projections indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

Advances from Customers - The Company, as is common practice in the PRC, will often receive advance payments from its customers for its products. The advances are recognized as revenue when the products are delivered. The Company had advances from its customers in the amount of ¥1,068,311, ¥910,215 ($133,263) at June 30, 2008 and 2009, respectively.

Stock Split - On June 8, 2009, in connection with the Company’s contemplated initial public offering (“IPO”) of ordinary shares, the Board of Directors approved a 42.7840667-to-1 split of ordinary shares and redeemable ordinary shares to shareholders of record as of such date. All references to the number of ordinary shares and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

Revenue Recognition - The Company recognizes revenue when the four following criteria are met: (1) persuasive evidence of an arrangement, (2) delivery has occurred or services provided, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client and the client has signed a completion and acceptance report, risk of loss has transferred to the client, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in client acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

Hardware:

Revenue from hardware sales is generally recognized when the product is shipped to the customer and when there are no unfulfilled company obligations that affect the customer’s final acceptance of the arrangement.

Software:

The Company sells self-developed software. For software sales, the Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” and related interpretations. Revenue from software is recognized according to project contracts. Contract cost are accumulated during the periods of installation and testing or commissioning. Usually this is short term. Profits are not recognized until completion of the contracts. Costs included in inventory as work in process include direct materials, labor and related expense. Corporate general and administrative expenses are charged to expense in the period they are incurred.

Services:

The Company provides services to improve software functions and system requirements on separated fixed-price contracts. Revenue is recognized on the completed contract method when acceptance is determined by a completion report signed by the customer. Deferred revenue represents unearned amounts billed to customers related to service agreements.

Cost of Revenues - When the criteria for revenue recognition have been met, costs incurred are recognized as cost of revenue. Cost of revenues include wages, materials, handling charges, and other expenses associated with manufactured products and service provided to customers; the cost of purchased equipment and pipes.

Research and Development Expenses - Research and development costs are expensed when incurred. Total research and development expenses were ¥101,288 and ¥420,166 ($61,516) for the years ended June 30, 2008 and 2009 respectively.

Subsidy Income - The Company received grants of ¥669,829 and ¥2,038,015 ($298,383) from the local government for the year ended June 30, 2008 and 2009, respectively. These grants were given by the government to support local software companies’ operation and research and development. Grants related

RECON TECHNOLOGY, LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION IN UNITED STATES DOLLARS IS UNAUDITED)

to research and development projects are recognized as subsidy income in the combined and consolidated statements of operations when related expenses are recorded. Grants in form of value-added-tax refund are recognized when received.

Share-Based Compensation - The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the share award using the straight-line method.

Income Taxes - Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, Accounting for Income Taxes. Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company has not been subject to any income taxes in the United States or the Cayman Islands.

Business Segments - The Company operates in one industry which includes the sale of products for the oil field construction solely to customers in China; therefore, no business segment information has been presented.

Earnings per Ordinary Share (“EPS”) - Basic EPS is computed by dividing net income available for common shareholders by the weighted average number of ordinary shares outstanding. Diluted EPS are computed by dividing net income available for common shareholders by the weighted-average number of ordinary shares and dilutive potential ordinary share equivalents outstanding.

In accordance with SFAS 128, Earnings per Share, outstanding common shares that are contingently returnable and shares that are subject to redemption are treated in the same manner as contingently issuable shares. Contingently issuable shares are considered outstanding for EPS based on the assumption that the current status of the condition will remain unchanged until the contingency no longer exists. Accordingly, the Company’s 112,608 redeemable ordinary shares are currently excluded in the calculation of the basic EPS but are included in the calculation of diluted EPS.

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Year Ended June 30,		For the Year Ended June 30,
	2008	2009	2009
			(Unaudited)
Basic weighted average ordinary shares outstanding	2,139,203	2,139,203	2,139,203
Effect of redeemable ordinary shares (Note 6)	71,688	112,608	112,608
Diluted weighted average ordinary shares outstanding	2,210,892	2,251,811	2,251,811

Net income from continuing operations	¥11,100,900	¥15,256,875	$2,233,738
Basic earning per share	¥5.19	¥7.13	$1.04
Diluted earnings per share	¥5.02	¥6.78	$0.99

Income from discontinued operations	¥496,223	¥—	$—
Basic earning per share	¥0.23	¥—	$—
Diluted earnings per share	¥0.22	¥—	$—

Net income available for common shareholders	¥11,580,304	¥15,205,321	$2,226,190
Basic earnings per share	¥5.41	¥7.11	$1.04
Diluted earnings per share	¥5.24	¥6.75	$0.99

RECON TECHNOLOGY, LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION IN UNITED STATES DOLLARS IS UNAUDITED)

Recently Enacted Accounting Standards - In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning July 1, 2009, and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. SFAS No. 141(R) and FSP FAS 141(R)-1 are effective for us beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its combined and consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, as amended, applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement also requires

RECON TECHNOLOGY, LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION IN UNITED STATES DOLLARS IS UNAUDITED)

expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. Early application is not permitted. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its combined and consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its combined and consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP 03-6-1), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings per Share” FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. It requires all prior period earnings per share data presented to be adjusted retrospectively. The Company is currently evaluating the effect, if any, that the adoption of FSP 03-6-1 will have on its consolidated financial position, results of operations and cash flows.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1”). FSP 133-1 requires more extensive disclosure regarding potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of sellers of credit derivatives. FSP 133-1 also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require additional disclosure about the current status of the payment or performance risk of a guarantee. FSP 133-1 also clarifies the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, by stating that the disclosures required should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The Company is currently evaluating the effect, if any that the adoption of FSP 133-1 will have on its consolidated financial position, results of operations and cash flows.

In December 2008, the FASB issued FSP 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, which promptly improves disclosures by public companies until the pending amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN No. 46, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51 (FIN 46(R)), are finalized and approved by the Board. The FSP amends SFAS No. 140 to require public companies to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN 46(R) to require public companies to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for reporting periods ending after December 15, 2008. The Company is currently assessing the effect of SFAS 140-4 and FIN 46(R)-8 on its consolidated financial position and results of operations.

RECON TECHNOLOGY, LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION IN UNITED STATES DOLLARS IS UNAUDITED)

In April 2009, the FASB issued three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP 115-2 and FSP 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. The Company does not expect the adoptions of the three Staff Positions have a material impact on its combined and consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is effective for the Company beginning July 1, 2010. This Statement amends Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company believes the adoption of this pronouncement will not have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles or SFAS No. 168. SFAS No. 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods ending after September 15, 2009. This will have an impact on the Company’s financial disclosures since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

NOTE 3. TRADE ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at June 30, 2008 and 2009:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2008	June 30, 2009	June 30, 2009
			(Unaudited)
Trade accounts receivable	¥31,429,027	¥44,708,934	$6,545,772
Allowance for doubtful accounts	(1,558,917)	(604,953)	(88,570)

Trade accounts receivable, net	¥29,870,110	¥44,103,981	$6,457,202

NOTE 4. INVENTORIES

Inventories consisted of the following at June 30, 2008 and 2009:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2008	June 30, 2009	June 30, 2009
			(Unaudited)
Purchased goods and raw materials	¥8,479,842	¥228,569	$33,465
Work in process	41,138	319,490	46,776
Finished goods	255,137	10,161,959	1,487,798

Total inventories	¥8,776,117	¥10,710,018	$1,568,039

RECON TECHNOLOGY, LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION IN UNITED STATES DOLLARS IS UNAUDITED)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Motor vehicles	10 Years
Office equipment	2-5 Years
Leasehold improvement	5 years

Gain or loss on the sales or retirements is included in the combined and consolidated statements of operations. Depreciation expense was ¥195,624 and ¥ 321,300 ($47,041) for the year ended June 30, 2008 and 2009, respectively. Property and equipment consisted of the following at June 30, 2008 and 2009:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2008	June 30, 2009	June 30, 2009
			(Unaudited)
Motor vehicles	¥684,183	¥1,464,918	$214,476
Office equipment and fixtures	777,301	779,257	114,090
Leasehold improvement	—	169,462	24,811

Total property and equipment	1,461,484	2,413,637	353,377
Less: Accumulated depreciation	(685,461)	(1,006,761)	(147,398)

Property and equipment, net	¥776,023	¥1,406,876	$205,979

NOTE 6. SHAREHOLDERS’ EQUITY

Ordinary Shares - When the Company was incorporated in Cayman Islands on August 21, 2007, 25,000,000 ordinary shares were authorized, and 2,139,203 ordinary shares were issued to the Principal Shareholders, at a par value of $0.0185 each. On July 29, 2009, the Company completed its IPO by offering 1,700,000 ordinary shares at $6.00 per share as discussed in Note 13.

Statutory Reserves - According to the Articles of Incorporation, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. As of June 30, 2008 and 2009, the balance of total statutory reserves was ¥1,687,772 and ¥ 1,687,772 ($247,104).

Redeemable Ordinary Shares - On December 10, 2007, the Company signed an Ordinary Shares Subscription Agreement (the “Agreement”) to sell 112,608 ordinary shares to an investor at an aggregate consideration of $200,000. Net total proceeds of $200,000 were received by the Company during March and April, 2008.

The ordinary shares issued are subject to redemption under certain conditions. In the event that the Company fails to list on a recognized stock exchange or complete a qualified IPO within 18 months after the signature of the Agreement, the Company shall repay all the consideration plus 5% of the consideration per annum to the investor. The three Principal Shareholders, Nanjing Recon, ENI, and BHD severally and jointly guaranteed the payment.

The shares issued are only conditionally redeemable as described above and are therefore not classified as a liability. However, redemption of the shares is not solely within the control of the Company; therefore, the shares are classified outside of permanent equity. During the year ended June 30, 2009, the Company accrued dividends in the amount of ¥51,554 ($7,548) on the redeemable ordinary shares, which are reported as part of the carrying value of the redeemable ordinary shares in the accompanying consolidated balance sheets. As discussed in Note 13, upon the completion of the IPO in July 2009, all the 112,608 redeemable ordinary shares outstanding were automatically converted into non-redeemable ordinary shares pursuant to the Agreement.

RECON TECHNOLOGY, LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION IN UNITED STATES DOLLARS IS UNAUDITED)

Share-based Awards Plan - In June 2009, the Board of Directors and the shareholders of the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the granting of share options and restricted ordinary shares to employees, non-employee directors and consultants of the Company. Options granted under the 2009 Plan may be Incentive Stock Options or Non-statutory Stock Options. Non-employee directors and Consultants are not eligible to receive the award of an Incentive Stock Option. The Compensation Committee of the Board is entitled to establish the term, vesting conditions and exercise price of the options as well as the vesting conditions and transferability of restricted shares. Under the 2009 Plan, 790,362 unissued ordinary shares have been reserved for issuance. As discussed in Note 13, under the 2009 Plan, the Company granted options to purchase 293,000 ordinary shares to its employees and non-employee directors on July 29, 2009.

NOTE 7. INCOME TAXES

The Company is not subject to any income taxes in the United States or the Cayman Islands and had minimal operations in jurisdictions other than the PRC. ENI, BHD and Nanjing Recon are subject to PRC’s income taxes as PRC domestic companies. Before the implementation of the new Enterprise Income Tax Law (“EIT Law”), PRC domestic companies are generally subject to an enterprise income tax (“EIT”) rate of 33.0%. On March 16, 2007, the National People’s Congress of China passed the new EIT Law, and on December 6, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The new amended EIT Law introduces a wide range of changes which include, but are not limited to, the unification of the income tax rate for domestic-invested and foreign-invested enterprises at 25%. As a result, income tax rate for BHD and ENI was reduced from 33% to 25% in calendar year 2008 and after.

As approved by the local tax authority in the PRC, Nanjing Recon was entitled to a tax holiday with 50% tax exemption for calendar year 2006 and 2007. Nanjing Recon is also a government-certified high technology company and is subject to an income tax rate of 15%. As a result, Nanjing Recon was subject to an income tax rate of 7.5% for calendar year 2007 and 15% for calendar year 2008 and after.

Deferred taxes are comprised of the following:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30,		June 30, 2009
	2008	2009
			(Unaudited)
Allowance for doubtful receivables	¥656,110	¥913,943	$133,809
Deferred revenue and cost recognition in tax return	964,924	(3,901,616)	(571,230)
Loss carryforward	—	622,448	91,132

Total deferred income tax assets (liabilities)	¥1,621,034	¥(2,365,225)	$(346,289)

RECON TECHNOLOGY, LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION IN UNITED STATES DOLLARS IS UNAUDITED)

Following is a reconciliation of income taxes at the calculated statutory rates:

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Years Ended June 30,		For the Years Ended June 30, 2009
	2008	2009
			(Unaudited)
Income tax calculated at statutory rates	¥4,934,326	¥4,722,553	$691,422
Nondeductible expenses (non-taxable income)	650,344	(90,090)	(13,190)
Benefit of favorable rate for high-technology companies	(1,184,710)	(588,251)	(86,125)
Benefit of operating loss carryforwards	—	(622,448)	(91,132)
Effect of change in income tax rates	253,541	(132,485)	(19,397)
Effect of non-taxable parent company income	12,396	388,608	56,896

Provision for income taxes	¥4,665,897	¥3,677,887	$538,474

The provision for income taxes is comprised of the following:

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Years Ended June 30,		For the Years Ended June 30, 2009
	2008	2009
			(Unaudited)
Current income taxes	¥4,823,342	¥2,435,342	$356,555
Deferred income taxes	(157,445)	1,242,545	181,919

Provision for income taxes	¥4,665,897	¥3,677,887	$538,474

NOTE 8. NOTES PAYABLE

Notes payable consist of the following:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2008	June 30, 2009	June 30, 2009
			(Unaudited)
Short-term notes payable:
Due-on-demand note payable, no interest	¥2,049,058	¥1,374,888	$201,295
Short-term note payable, no interest, matures on December 31, 2009	—	193,504	28,331
Short-term notes payable, interest at 6%, matures on December 9, 2008 and 2009, respectively	590,000	625,400	91,564
Short-term note payable, no interest, matures on December 31, 2009	—	300,000	43,923
Short-term note payable, no interest, matures on May 10, 2010	—	650,000	95,165

Total short-term notes payable	¥2,639,058	¥3,143,792	$460,278

RECON TECHNOLOGY, LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION IN UNITED STATES DOLLARS IS UNAUDITED)

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2008	June 30, 2009	June 30, 2009
			(Unaudited)
Short-term notes payable due to related parties:
Due-on-demand note payable to Principal Shareholders, no interest	¥—	¥376,377	$55,105
Short-term note payable to a Principal Shareholder’s family member, interest at 6%, matures on May 5, 2008 and 2009, respectively	140,000	182,000	26,646
Short-term note payable to a Principal Shareholder’s family member, interest at 6%, matures on December 9, 2008 and 2009, respectively	50,000	53,000	7,760
Short-term note payable to management, interest at 6%, matures on December 9, 2008 and 2009, respectively	550,000	583,000	85,356
Short-term note payable to management, no interest, matures on April 28, 2008 and 2009, respectively	100,000	100,000	14,641
Short-term note payable to management, interest at 3.72%, matures on April 21, 2009	—	2,050,000	300,138
Current portion Long-term note payable to a Principal Shareholder, interest at 6%, matures on August 5, 2008	46,377	—	—

Total short-term notes payable due to related parties	¥886,377	¥3,344,377	$489,646

NOTE 9. CONCENTRATIONS

In fiscal year 2008, the Company’s two largest customers accounted for approximately 59% and 33% of its revenue; in fiscal year 2009, the largest two customers represented about 49% and 43% of the Company’s revenue. In fiscal year 2008, the Company’s largest supplier accounted for 17% of its cost of revenue. In fiscal year 2009, no individual supplier accounted for 10% of the Company’s cost of revenue.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company leases offices in Beijing, Nanjing and Shandong. The amount of commitments for non-cancelable operating leases for 2010 is ¥97,200 ($14,231). All the lease agreements expire in 2010.

NOTE 11. RELATED PARTY TRANSACTIONS

Receivables from related parties - At June 30, 2008 and 2009, the Company had net trade receivables from related parties of ¥6,352,983 and ¥7,458,302 ($1,091,960), respectively, for the sale of goods to related parties and net other receivables from related parties of ¥99,550 and ¥507,541 ($74,308), respectively.

Payables to related parties - At June 30, 2008 and 2009, the Company owed related parties ¥1,257,278 and ¥189,744 ($27,780), respectively, for the purchase of goods. The Company also had other payables to related parties of ¥1,653,859 and ¥73,579 ($10,773), respectively, due to Principal Shareholders and companies under common ownership for payments of expenses made on behalf of the Company.

Sales to related parties - At June 30, 2008 and 2009, the Company had sales to a company under common control in the amounts of ¥5,388,176 and ¥3,803,163, respectively.

Leases from related parties - On January 1, 2009, the Company entered into a one year agreement with Mr. Chen Guangqiang for the lease of office space. The terms of the agreement state that the Company will lease the property for one year, and pay Mr. Chen Guangqiang ¥4,500 per month.

The Company also rents office space from Mr. Yin Shenping’s wife. The Company pays ¥15,000 per month to Mr. Yin Shenping’s wife for its use.

RECON TECHNOLOGY, LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION IN UNITED STATES DOLLARS IS UNAUDITED)

NOTE 12. DISCONTINUED OPERATIONS

In June 2008, the Company completed the sale of Inner Mongolia Adar, Weigu Windows and Xiamen Recon. Inner Mongolia Adar and Weigu Windows were both the majority-owned subsidiaries of BHD, and Xiamen Recon was the majority-owned subsidiary of Nanjing Recon. The Company determined that these three subsidiaries met the criteria for classification as discontinued operations in the last quarter of fiscal year 2008. The financial results associated with the three subsidiaries for the year ended June 30, 2008 are included in discontinued operations.

Summarized Statements of Income data for discontinued operations is as follows:

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Years Ended June 30,		For the Year Ended June 30, 2009
	2008	2009
			(Unaudited)
Revenue	¥3,163,542	¥—	$—

Income(loss) before provision for income tax	276,993	—	—
Provision for income tax	(162,401)	—	—

Income from discontinued operations, net of tax	114,592	—	—
Gain on disposal of discontinued operations	381,631	—	—

Income (loss) from discontinued operations, net of tax	¥496,223	¥—	$—

NOTE 13. SUBSEQUENT EVENTS

Share-based Payments - As discussed in Note 6, the Company granted options to purchase 293,000 ordinary shares under the 2009 Plan to its employees and non-employee directors on July 29, 2009. The options have an excise price of $6.00 equal to the IPO price of the Company and will be vested over a period of five years, with the first 20% vesting on July 29, 2010. The options will expire ten years after the date of grant, on July 28, 2019. The grant date fair value of the options of ¥8,616,898 ($1,261,588) will be recognized as compensation expense over the requisite service period of 5 years. The following table presents the assumptions used in the Black-Scholes valuation model to estimate the fair values of the share options granted:

Risk-free interest rate	2.69%
Dividend yield	0%
Expected volatility	77.57%
Expected life (in years)	6.25 - 10

The risk-free rate for periods of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is calculated based on management’s estimate of dividends to be paid on the underlying stock. The expected volatility is calculated using historical data obtained from an appropriate index due to lack of the Company’s own historical trading data. The expected life is calculated based on management’s estimated life of the instrument.

Placement Agent Warrants - As discussed in Note 6, the Company completed its IPO offering on July 31, 2009, and the gross proceeds received by the Company for the Offering were $10,200,000 (1,700,000 ordinary shares at $6.00 per share) before the cash offering costs of ¥9,651,771 ($1,412,896).

In connection with the Offering, the Company sold the placement agent warrants to purchase 170,000 ordinary shares at $7.20 per share for a nominal amount. These warrants are exercisable for a period of five years. The Company has agreed to file, during the five year period at its cost, at the request of the holders of a majority of the placement agents warrants and the underlying ordinary shares, and to use its best efforts to cause to become effective a registration statement under the Securities Act, as required to permit the public sale of ordinary shares issued or issuable upon exercise of the placement agent’s warrants. The Company accounted for the warrants as an additional offering cost with an estimated value of ¥4,213,304 ($616,864). The following table presents the assumptions used in Black-Scholes valuation model to estimate the fair values of the placement agent warrants sold:

Risk-free interest rate	2.69%
Dividend yield	0%
Expected volatility	77.57%
Expected life (in years)	5

The risk-free rate for periods of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is calculated based on management’s estimate of dividends to be paid on the underlying stock. The expected volatility is calculated using historical data obtained from an appropriate index due to lack of the Company’s own historical trading data. The expected life is calculated based on management’s estimated life of the instrument.

RECON TECHNOLOGY, LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION IN UNITED STATES DOLLARS IS UNAUDITED)

On July 31, 2009 ordinary shares of the Company commenced trading on NASDAQ Exchange. The Company has 3,951,811 ordinary shares issued and outstanding at July 31, 2009.

NOTE 14. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Basis of presentation - For the purpose of presenting parent company only condensed financial information, the Company recorded its interest in subsidiaries and variable interest entities under the equity method of accounting in the condensed balance sheets and reported its share of the profit (loss) of its subsidiaries and variable entities as equity in (profit) loss of subsidiaries and variable interest entities in the condensed statements of operations. These parent-company-only financial statements should be read in conjunction with the Company’s combined and consolidated financial statements.

RECON TECHNOLOGY, LTD

CONDENSED BALANCE SHEETS—PARENT COMPANY ONLY

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30,		June 30, 2009
	2008	2009
			(Unaudited)
ASSETS
Cash and cash equivalents	¥1,370,000	¥22	$3
Receivables from a subsidiary	—	1,373,487	201,090
Interests in subsidiaries and variable interest entities	13,597,887	28,844,818	4,223,130

Total assets	¥14,967,887	¥30,218,327	$4,424,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Other payable	¥582	¥—	$—
Other payable - related parties	19,721	19,721	2,887

Total current Liabilities	20,303	19,721	2,887
Redeemable ordinary shares	1,388,641	1,434,342	210,000
Shareholders’ equity
Ordinary shares, $0.0185 U.S. dollar par value, 25,000,000 shares authorized and 2,139,203 shares outstanding	300,534	300,534	44,001
Additional paid-in capital	8,732,266	8,732,266	1,278,479
Statutory reserves	1,687,772	1,687,772	247,104
Retained earnings	2,838,371	18,043,692	2,641,752

Total shareholders’ equity	13,558,943	28,764,264	4,211,336

Total liabilities and shareholders’ equity	¥14,967,887	¥30,218,327	$4,424,223

RECON TECHNOLOGY, LTD

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION IN UNITED STATES DOLLARS IS UNAUDITED)

RECON TECHNOLOGY, LTD

CONDENSED STATEMENTS OF OPERATIONS—PARENT COMPANY ONLY

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Years Ended June 30,		For the Year Ended June 30,
	2008	2009	2009
			(Unaudited)
General, administrative and selling expense	¥(25,959)	¥—	$—
Other income (expenses)	—	5,855	857

Operating income (loss)	(25,959)	5,855	857

Profit from variable interest entities and subsidiaries	11,623,048	15,251,020	2,232,881
Interest income	34	—	—

Net income	11,597,123	15,256,875	2,233,738
Dividends on redeemable ordinary shares	(16,819)	(51,554)	(7,548)

Net Income available for common shareholders	¥11,580,304	¥15,205,321	$2,226,190

RECON TECHNOLOGY, LTD
CONDENSED STATEMENTS OF CASH FLOWS—PARENT COMPANY ONLY

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Years Ended June 30,		For the Year Ended June 30, 2009
	2008	2009
			(Unaudited)
Cash flows from operating activities:
Net income available for common shareholders	¥11,580,304	¥15,205,321	$2,226,190
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (profit) loss of subsidiaries and variable interest entities	(11,623,048)	(15,251,020)	(2,232,880)
Expense paid by shareholders as contribution	3,800	—	—
Dividends on redeemable ordinary shares	16,819	51,554	7,548
Remeasurement (gain) or loss	—	(1,764)	(258)
Changes in current assets and liabilities
Receivables from a subsidiary	—	(1,373,487)	(201,092)
Other payables	582	(582)	(85)
Other payables-related parties	19,721	—	—

Net cash used in operating activities	(1,822)	(1,369,978)	(200,577)

Cash flows from financing activities:
Proceeds from issuance of redeemable ordinary shares	1,371,822	—	—

Net cash provided by financing activities	1,371,822	—	—

Net change in cash	1,370,000	(1,369,978)	(200,577)
Cash and cash equivalents at beginning of year	—	1,370,000	200,580

Cash and cash equivalents at end of year	¥1,370,000	¥22	$3