Form 10-Q
period 2009-09-30
Recon Technology, Ltd
filed 2009-11-16
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three month period ended September 30, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 001-34409

RECON TECHNOLOGY, LTD

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Room 1902, Building C, King Long International Mansion

No. 9 Fulin Road, Beijing, 100107

People’s Republic of China

(Address of principal executive offices and zip code)

0086-010-84945799

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 25,000,000 Shares. As of the date of this report, the Company has issued and outstanding 3,951,811 Shares.

RECON TECHNOLOGY, LTD

FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

•	the timing of the development of future products;

•	projections of revenue, earnings, capital structure and other financial items;

•	Statements of our plans and objectives;

•	Statements regarding the capabilities of our business operations;

•	Statements of expected future economic performance;

•	Statements regarding competition in our market; and

•	Assumptions underlying statements regarding us or our business.

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

ii

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

See the financial statements following the signature page of this report, which are incorporated herein by reference.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

Overview

We are a company focused on production and service for oil field exploitation industry companies in the People’s Republic of China. Through our contractual relationships with Beijing BHD Petroleum Technology Co., Ltd. (“BHD”), Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”), and Jining ENI Energy Technology Co., Ltd. (“ENI” and, together with BHD and Nanjing Recon, the “Domestic Companies”), we provide equipment, tools and other hardware related to oil field production and management and develop and sell our own specialized industrial automation control and information solutions. However, we do not engage in the production of petroleum or petroleum products.

We derive revenues from hardware sales and software service. For the three months ended September 30, 2009, approximately 85.76% of our revenues came from hardware sales, and approximately 14.24% came from software services. For the same period in 2008, hardware sales and software services constituted 99.09% and 0.91%, respectively, of our revenues. Our management currently believes Chinese oilfields are likely to need software solutions to challenges they face now and in the future, so we have increased our focus on providing such software services. This short-term strategy is reflected in the change of our revenue composition. As a result, our software sales have increased by the greatest percentage of our areas of business.

Our management also believes the development and sales of software products can facilitate the development of our hardware and service business in the future. Because we earned substantially all of our software revenues from new clients, we expect our service revenues to continue to grow, as these new customers require continuing service associated with their software purchase. As a result, our management seeks to strengthen its competitive position in the oil field service industry by developing software products.

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

Nature of Operations. Our technicians and solutions were developed with strong industrial expertise in the oil and gas industry. Products and services provided by us mainly include:

•

RSCADA System. RSCADA is an industrial computerized process control system for monitoring, managing and controlling oil field service extraction. RSCADA integrates the underground, ground and above-ground levels of the oil field service extraction industry. RSCADA connects the above-ground level central control room with the ground level relay station and the relay station with the underground bottom intelligent terminal using the 2.4G wireless frequency. RSCADA has received grants and awards from the State Ministry of Science and Technology and the city of Nanjing.

•

Water System. We have developed and implemented technology designed to find and block water content in oil field service. As China’s extraction of oil has increased, the quantity of available oil has decreased and the water content in remaining oil has increased. In order to improve our efficiency and profitability in extraction, we have developed technology to reduce the amount of water in our extracted oil field service.

•

Oil Field Furnaces. Crude oil field service contains certain impurities that must be removed before the oil field service can be sold, including water and natural gas. To remove the impurities and to prevent solidification and blockage in transport pipes, companies employ heating furnaces. We have researched, developed and implemented a new oil field furnace that is advanced, highly automated, reliable, easily operable, and comparatively safe and highly heat efficient (90% efficiency).

•

Multipurpose Fissure Shaper. We have also developed a multipurpose fissure shaper to improve our ability to test for and extract oil field service. Before any oil field service extractor can test for the presence of oil, it must first perforate a hole for testing. The depth of the perforated hole is, of course, extremely important in the testing process: a hole that is too shallow may cause an extractor to miss an oil field entirely. We have developed a proprietary multipurpose fissure shaper that is used with the perforating gun to effectively increase the perforation depth by between 46 and 80%, shape a great number of stratum fissures, improve the stratum diversion capability and, as a result, improve our ability to locate oil fields and increase the output of oil wells.

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

•

Software. The Company sells self-developed software. For software sales, the Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” and related interpretations. Revenue from software is recognized according to project contracts. Contract costs are accumulated during the periods of installation and testing or commissioning. Usually this is short term. Profits are not recognized until completion of the contracts. Costs included in inventory as work in process include direct materials, labor and related expense. Corporate general and administrative expenses are charged to expense in the period they are incurred.

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

Allowance for Doubtful Accounts. Trade receivables and other receivable accounts are recognized initially at fair value and subsequently measured at amortized cost using the effective interest method, less a provision made for impairment of these receivables. Provisions are applied to trade and other receivables where events or change in circumstances indicate that the balance may not be collectible. The identification of doubtful debts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for trade accounts receivable was ¥604,953 ($88,570) and ¥551,652 ($80,814) on June 30, 2009 and September 30, 2009 respectively. The decrease between these three months was due to collection of account receivable with longer aging. Even though our business developed significantly, which caused a great increase of accounts receivable, most of the growth occurred between us and our large clients. Because these clients are state-owned companies, our management believes the possibility that these accounts receivable will be uncollectable is relatively low. If the financial condition of our clients were to deteriorate, resulting in their inability to make payments, an additional allowance might be required.

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

Gains or losses on sales or retirements are included in the combined and consolidated statements of operations in the year of disposition. Depreciation expense was ¥1,006,761 ($147,398) and ¥1,089,835 ($159,655) for the year ended June 30, 2009 and the three months September 30, 2009, respectively.

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	September 30, 2009	September 30, 2009
		(Unaudited)	(Unaudited)
Motor vehicles	¥1,464,918	¥1,534,718	$224,827
Office equipment and fixtures	779,257	673,661	98,688
Leasehold improvement	169,462	281,088	41,178

Total property and equipment	2,413,637	2,489,467	364,693
Less: Accumulated depreciation	(1,006,761)	(1,089,835)	(159,655)

Property and equipment, net	¥1,406,876	¥1,399,632	$205,038

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

Cost of Revenues. Cost of revenues includes wages, materials, handling charges, and other expenses associated with manufactured products and service provided to customers; the cost of purchased raw materials such as steel products and chemical materials. We expect cost of revenues to grow as our revenues grow. It is possible that we could incur development costs with little revenue recognition, but based upon our past history, we expect our revenues to grow.

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

Revenues. Our total revenues increased by approximately 118.88% or ¥12,205,022, from ¥10,266,576 ($1,523,570) for the three months ended September 30, 2008 to ¥22,471,598 ($3,291,963) for the three months ended September 30, 2009. The sales of our oil field furnaces drove our revenue growth. We believe our software and service business are likely to play a large role in future revenues. Most of the increase of revenue was a result of our cooperation with new clients.

We believe the worldwide economic crisis made companies, including our clients, more cautious about their finances and encouraged those companies to seek ways to reduce costs and maximize output by investing in technological solutions that would enable them to improve revenues and reduce expenses. Because our solutions are designed to help oil companies operate more efficiently, our customers ordered more of our products and services. As a result, we were able to continue to grow in a very difficult year for industry. In addition, this increase also resulted directly from our growing relationships with CNPC and Sinopec.

Specifically, the Chinese government has attached great importance to the safety problems that exist in the Chinese energy industry by implementing numerous new projects and initiatives designed to increase safety and security in the Chinese energy industry. This replacement project is a Chinese reform project designed to eliminate hidden security dangers and develop key projects for saving energy and materials. As a result of the new policies, the Chinese government has increased spending to replace equipment with potential safety problems. As such, we have experienced increased sales and a greater demand for our maintenance services, which has increased our revenue. Additionally, as we have provided services to CNPC and Sinopec and our relationships have grown, they have chosen to continue to use our solutions. During the three months ended September 30, 2009, substantially all of our revenues were generated through our business engagements with these companies’ operating subsidiaries. These significant engagements made it possible for us to improve our service quality, products’ popularity and adaptability for a very limited number of customers. Further, this long-term cooperation provides us more preferences for collecting receivables on time. We expect that our gross revenues will continue to increase over time as we:

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

Our cost of revenues increased from ¥8,802,679 ($1,287,412) in the three months ended September 30, 2008 to ¥16,072,547 ($2,354,538) for the same period of 2009, an increase of ¥7,269,868 or 82.59%. As a percentage of revenues, our cost of revenues decreased from 85.74% in 2008 to 71.52% in 2009. Our focus on solutions with comparatively higher margins, such as our software and service solutions, allowed our cost of revenues to decrease as a percentage of revenues, even as our business grew. We expect this trend will continue, provided we are able to continue to grow our higher-margin solution revenues.

Gross Profit. For the three months ended September 30, 2009, our gross profit increased to ¥6,399,051 ($937,425) from ¥1,463,897 ($214,098) for the same period in 2008, an increase of ¥4,935,154, or approximately 337.12%. For the three months ended September 30, 2009, our gross profit as a percentage of revenue increased to 28.48%, from 14.26% for the same period ended September 30, 2008. . This increase in gross profit can be attributed primarily to the increase in sales volume, combined with the development of our lower cost software and service business. During this period, the company achieved many new software contracts in Sichuan province of China. The growth of our market share and increase in average revenues per contract has made it possible for us to take advantage of economies of scale. We believe this increase in sales volume resulted, in part, from the Chinese government’s policy of improving safety and security in the energy industry.

Expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of costs from our human resources organization, facilities costs, depreciation expenses, professional advisor fees, audit fees, options expenses and other expenses incurred in connection with general operations. General and administrative expenses increased 85.97%, or ¥1,361,719, from ¥1,583,936 ($231,654) in three months ended September 30, 2008 to ¥2,945,655 ($431,522) for the same period of 2009. General and administrative expenses were 15.43% of total revenues in 2008 and 13.11% of total revenues in 2009. This percentage decrease was primarily attributable to our focus on (i) monitoring professional fees associated with being a public company; (ii) controlling the company’s day-to-day operation expenses; and (iii) continuing to improve our internal recordkeeping to track and manage expenses. As a result of the first and second initiatives, our auditing fees, investor relations expenses, legal fees and other administrative expenses increased in a straight line. Our focus on recordkeeping has allowed us to track selling and distribution expenses separately and make adjustments as appropriate to keep costs under control.

Selling and Distribution Expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization; sales commissions; costs of our marketing programs, including public relations, advertising and trade shows; and an allocation of our facilities and depreciation expenses. Selling expenses increased by 195.49%, from ¥730,716 ($106,869) for three months ended September 30, 2008 to ¥2,159,212 ($316,312) for the same period of 2009. This increase resulted primarily from our business expansion activities. Because of the rapid growth of sales of furnaces, sales commissions for such sales also increased quickly. As we continued to solidify our business relationships with other companies, we required extensive marketing efforts and incurred the costs associated therewith. At present, we are expanding our business in Sichuan district and Tuha oilfield. In order to successfully increase the scope of our client base, we established new local offices in different areas of China. We expect that our selling expenses will correspondingly increase. Selling expenses were 7.12% of total revenues in first quarter of 2008 and 9.61% of total revenues in same period of 2009. As we increase the scope of our client base over the next several years, we expect to see our selling expenses as a percentage of revenue increase as a result, in part, of our expanded marketing efforts. We expect that our marketing efforts will require a period of time before resulting in additional sales.

Income from Operations. Income from operations was ¥1,294,184 ($189,591) for the three months ended September 30, 2009, while for the same period of 2008, the loss from operation was ¥850,755 ($124,425). This increase in income from operations can be attributed primarily to the increase in sales volume to CNPC and Sinopec. In spite of (i) the seasonality of our business, (ii) our historical performance in the first quarter of our fiscal year and (iii) the increase in expenses during the quarter, we recognized a significant increase in income from operations. As a result, 2009 marks the first time our company has had net income in the first quarter.

Subsidy Income. We received grants from the local government. For the three months ended September 30, 2009, we received ¥26,325 ($3,856) subsidy income. These grants were given by the government to support local software companies’ operation and research and development. Grants related to research and development projects are recognized as subsidy income in the combined and consolidated statements of operations when related expenses are recorded. This income typically increases at the end of the year.

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

We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in PRC are generally subject to federal (state) enterprise income tax at a rate of 30% and a local income tax at a rate of 3%; however, due to Nanjing Recon’s location in a State Standard High Technology Development Zone, it was granted a certification of High Technology Enterprise and was taxed at a rate of 15% for taxable income generated and was 50% exempt from this income tax from 2005 to 2007. ENI is subject to a 25% earned income tax (“EIT”) rate. BHD also pays the statutory rate of 25%. We had minimal operations in jurisdictions other than the PRC. Income tax expense for three months ended September 30, 2008 and 2009 were ¥20,059 ($2,934) and ¥692,678 ($101,473), respectively. This resulted from our increased revenues from sales and profitable operation. We expect that our effective EIT rate will vary, depending on which of our Domestic Companies generate greater revenues, as an increased percentage of revenues from ENI or BHD will result in our effective rate moving closer to BHD’s and ENI’s 25% rate and away from Nanjing Recon’s 15% rate.

Income from continuing operations. As a result of the factors described above, income from continuing operation was ¥424,419 ($62,176) for the first quarter in 2009, increased by ¥712,321 from ¥(287,902) for the first quarter of 2008.

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

Net Income Available for Common Shareholders. As a result of the factors described above, net income available for common shareholders was ¥424,419 ($62,176) for the three months ended September 30, 2009, increased by ¥1,172,102 from ¥(747,683) for same period of 2008.

Liquidity and Capital Resources.

General

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than three months. On September 30, 2009, we had cash and cash equivalents in the amount of ¥60,127,357 ($8,808,320). We believe that current cash, cash equivalents, and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including cash needs for working capital and capital expenditures for at least the next 12 months. We expect that our ability to assume new, larger, more capital-intensive projects will require us to raise funds beyond those we currently possess. We believe our recently completed initial public offering will address these needs.

We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities or borrow from banks. However, financing may not be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our shareholders. The incurrence of debt would divert cash from working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business, operations and prospects may suffer.

Indebtedness. As of September 30, 2009, except for ¥3,247,651($475,762) of notes payable, we did not have any other outstanding loan capital issued or agreed to be issued, bank overdrafts, loans, debt securities or similar indebtedness, liens, liabilities under acceptance (other than normal trade bills) or acceptance credits, debentures, mortgages, charges, finance leases or hire purchase commitments, guarantees or other material contingent liabilities. In addition, there has not been any material change in our indebtedness, commitments and contingent liabilities since June 30, 2009.

Holding Company Structure. We are a holding company with no operations of our own. All of our operations are conducted through our Chinese subsidiary. As a result, our ability to pay dividends and to finance any debt that we may incur is dependent upon dividends and other distributions paid. In addition, Chinese legal restrictions permit payment of dividends to us by our Chinese subsidiary only out of its accumulated net profit, if any, determined in accordance with Chinese accounting standards and regulations. Under Chinese law, our subsidiary is required to set aside a portion (at least 10%) of its after-tax net income (after discharging all cumulated loss), if any, each year for compulsory statutory reserve until the amount of the reserve reaches 50% of our subsidiaries’ registered capital. These funds may be distributed to shareholders at the time of its wind up. When we were incorporated in Cayman Island in August 2007, 5,000,000 ordinary shares were authorized, and 50,000 ordinary shares were issued to Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi, at a par value of $0.01 each. On December 10, 2007, our company sold 2,632 ordinary shares to an investor at an aggregate consideration of $200,000. On June 8, 2009, in connection with our initial public offering, the Board of Directors approved a 42.7840667-to-1 split of ordinary shares and redeemable ordinary shares to shareholders of record as of such date. After giving effect to the share split of our ordinary shares and the completion of our initial public offering, we had 3,951,811 ordinary shares outstanding.

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

Capital Resources. To date we have financed our operations primarily through cash flows from financing operations. As of September 30, 2009 we had total assets of ¥140,615,978 ($20,599,452), of which cash amounted to ¥60,127,357 ($8,808,320), and net accounts receivable (including related party amounts) amounted to ¥56,736,014 ($8,311,508). Working capital amounted to ¥94,161,510 ($13,794,134) and shareholders’ equity amounted to ¥88,484,210 ($12,962,441). The current ratio equaled 3.09, up from 1.90 at June 30, 2008.

Cash from Operating Activities. Net cash provided by operating activities was ¥558,686 ($81,844) in first quarter of 2009. Compared to the cash amount used in the operating activities, this was an increase of ¥4,943,272 ($742,162) over ¥(-4,384,586) for the three months ended September 30, 2008. The increase of receivables reflects the seasonal nature of our business. Our receivables typically increase in the first half calendar year, and we typically receive payments near the end of year, decreasing receivables. The reason for this seasonality is that most of our customers are Chinese state-owned companies and their payment of purchase follows the national budget, which only allows allocation to the operating oil field subsidiaries after July.

The increase in receivables was primarily due to an increase in business contracts in fiscal 2009. The increase in inventory purchase in advance was due to hardware purchase. The increase in accounts payable was due to the increased purchase of raw material and other goods. To protect our liquidity, we seek to pay our suppliers as shortly before payments are due as practicable. Both changes in account receivables and payables reflect the seasonal nature of our business. Our revenue has been subject to high seasonality and the revenue recognized in the first quarter is usually the smallest in proportion of that for the whole year in most cases, due to our clients’ budgeting and planning schedule. Nevertheless, we continued to experience steady demand for our services from our oil industrial client base.

Cash from Investing Activities. Net cash used in investing activities was ¥75,830 ($11,109) for the three months ended September 30, 2009, relatively stable compared to same period in 2009.

Cash from Financing Activities. Cash flows provided by financing activities amounted to ¥56,968,539 ($8,345,571) for the three months ended September 30, 2009 and cash flow used in financing activities amounted to ¥769,058 for the quarter ended September 30, 2008. Financial activities happened during this period were payback of notes payable and received proceeds of IPO.

Working Capital. Total current assets at September 30, 2009 amounted to ¥139,216,346 ($20,394,414), an increase of approximately ¥64,208,893 ($9,406,243) compared to ¥75,225,822 at September 30, 2008. The increase was attributable mainly to an increase in the amount of trade receivables resulting from higher revenues and our IPO.

Current liabilities amounted to ¥45,054,836 ($6,600,280) at September 30, 2009, in comparison to ¥39,594,476 ($5,800,369) at June 30, 2009. This increase has been attributed to the fact that our company paid out large sums of money to suppliers and received less payment from customers. Also, taxes payable increased significantly, and if we paid that amount at the end of 2009, our working capital might have been affected negatively. In addition, contracts signed during this period featured more guaranteed amounts. The deferred income also increased, leading to an increase of current liabilities.

The current ratio increased from 1.90 at June 30, 2008 to 3.09 in 2009. The change in our current ratio was primarily due to the IPO. We believe that this changing trend in the current ratio indicates strong operating liquidity for us.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4/4T.	Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2009, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	The section entitled “Use of Proceeds” from our registration statement filed on August 12, 2008, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is July 22, 2009, and the Commission file number assigned to the Registration Statement is 333-152964. The Registration Statement registers the offering of up to 1,700,000 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the Offering”). As of the date of this report, the Company has not yet spent any proceeds from the Offering because it remains in the PRC application process to bring the proceeds into China.

(c)	None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Number	Exhibit

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

November 16, 2009	By:	/S/ LIU JIA
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

RECON TECHNOLOGY, LTD

RECON TECHNOLOGY, LTD

CONSOLIDATED BALANCE SHEETS

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	September 30, 2009	September 30, 2009
		(unaudited)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	¥2,727,735	¥60,127,357	$8,808,320
Trade accounts receivable, net of allowance for doubtful accounts of ¥604,953 ($88,570) and ¥551,652 ($80,814), respectively	44,103,981	49,780,491	7,292,563
Trade accounts receivable-related parties, net of allowance for doubtful accounts of ¥350,498 ($51,316) and ¥ 393,277 ($57,613), respectively	7,458,302	6,955,523	1,018,945
Other receivables, net of allowance for doubtful accounts of ¥1,291,923 ($189,149) and ¥969,847 ($142,077), respectively	2,048,015	2,406,128	352,484
Other receivables-related parties, net of allowance for doubtful accounts of ¥169,074 ($24,754) and ¥260,000 ($38,089), respectively	507,541	1,342,315	196,642
Purchase advances, net of allowance for doubtful accounts of ¥1,239,234 ($181,435) and ¥1,188,835 ($174,152), respectively	5,637,082	2,775,173	406,547
Purchase advances-related parties	73,028	—	—
Prepaid expenses	338,072	1,389,969	203,623
Inventories	10,710,018	14,262,547	2,089,383
Deferred tax assets	—	176,843	25,907
Deferred offering costs	1,622,048	—	—

Total current assets	75,225,822	139,216,346	20,394,414
Property and equipment, net of accumulated depreciation of ¥1,006,761 ($147,398) and ¥1,089,835 ($159,655), respectively	1,406,876	1,399,632	205,038

	¥76,632,698	¥140,615,978	$20,599,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	¥15,601,101	¥21,022,714	$3,079,710
Trade accounts payable-related parties	189,744	203,878	29,867
Other payables	1,767,005	2,575,955	377,363
Other payables-related parties	73,579	510,279	74,753
Deferred income	2,361,605	3,696,789	541,559
Advances from customers	910,215	666,409	97,625
Accrued payroll and employees’ welfare	393,074	321,927	47,160
Accrued expenses	262,083	274,072	40,150
Taxes payable	9,182,676	10,740,911	1,573,483
Short-term notes payable	3,143,792	1,892,354	277,219
Short-term notes payable-related parties	3,344,377	1,355,297	198,543
Long-term notes payable-related parties, current portion	—	—	—
Deferred tax liabilities	¥2,365,225	¥1,794,251	$262,848

Total current liabilities	39,594,476	45,054,836	6,600,280
Redeemable ordinary shares	1,434,342	—	—
Shareholders’ equity
Ordinary shares, $0.0185 U.S. dollar par value, 25,000,000 shares authorized; 3,951,811 shares issued and outstanding	300,534	529,637	77,589
Additional paid-in capital	8,732,266	67,850,463	9,939,712
Appropriated retained earnings – statutory reserves	1,687,772	1,687,772	247,249
Unappropriated retained earnings	18,043,692	18,468,111	2,705,475
Other comprehensive loss	—	(51,773)	(7,584)

Total shareholders’ equity	28,764,264	88,484,210	12,962,441
Non-controlling interest, net of tax	6,839,616	7,076,932	1,036,731

	¥76,632,698	¥140,615,978	$20,599,452

See notes to the consolidated financial statements.

RECON TECHNOLOGY, LTD

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Three Months ended September 30,		For the Three Months ended September 30, 2009
	2009	2008

Revenues
Hardware	¥19,271,643	¥10,173,243	$2,823,188
Service	2,973,459	93,333	435,595
Software	226,496	—	33,180
Total revenues	22,471,598	10,266,576	3,291,963
Cost of revenues	16,072,547	8,802,679	2,354,538

Gross margin	6,399,051	1,463,897	937,425

Operating expenses
Selling and distribution expenses	2,159,212	730,716	316,312
General and administrative expenses	2,945,655	1,583,936	431,522

	5,104,867	2,314,652	747,834

Income (loss) from operations	1,294,184	(850,755)	189,591
Subsidy income	26,325	529,915	3,856
Interest income	1,676	3,460	246
Interest expense	(41,244)	—	(6,042)
Other income (expenses)	73,472	—	10,763

	60,229	533,375	8,823

Income before income taxes and non-controlling interest	1,354,413	(317,380)	198,414
Provision for income taxes	(692,678)	(20,059)	(101,473)

Income from continuing operations	661,735	(337,439)	96,941
Income from operations of discontinued subsidiaries, net of income taxes	—	(442,547)	—

Net income (loss)	661,735	(779,986)	96,941
Non-controlling interest, net of tax	(237,316)	49,537	(34,765)
Accrued dividend for redeemable ordinary shares	—	17,234	—

Net income (loss) available for common shareholders	¥424,419	¥(747,683)	$62,176

Basic earnings per share:
Income from continuing operations	¥0.13	¥(0.16)	$0.03

Income from discontinued operations	¥—	¥(0.21)	$—

Net income	¥0.13	¥(0.36)	$0.03

Net income available for common shareholders	¥0.13	¥(0.35)	$0.02

Basic weighted average ordinary shares outstanding	3,360,743	2,139,203	3,360,743

Diluted earnings per share:
Income from continuing operations	¥0.12	¥(0.13)	$0.03

Income (loss) from discontinued operations	¥—	¥(0.20)	$—

Net income	¥0.12	¥(0.32)	$0.03

Net income available for common shareholders	¥0.12	¥(0.33)	$0.02

Diluted weighted average ordinary shares outstanding	3,457,394	2,251,811	3,457,394

Comprehensive income(loss)
Net income	661,735	(797,220)	96,941
Foreign currency translation adjustment	(51,773)	—	(7,584)

Comprehensive income (loss)	¥609,962	¥(797,220)	$89,357
Comprehensive income (loss) attributable to non-controlling interest	232,139	(49,537)	34,007
Comprehensive income (loss) attributable to common shareholders	¥377,823	¥(747,683)	$55,350

See notes to the consolidated financial statements.

RECON TECHNOLOGY, LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the three months ended September 30,		For the three months ended September 30, 2009
	2009	2008
Cash flows from operating activities:
Net income (loss) available for common shareholders	¥424,419	¥(747,683)	$62,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,074	175,740	12,170
Stock based payment	294,675	—	43,168
Non-controlling interest, net of tax	237,316	(49,537)	34,765
Accrued dividend for redeemable common stock	—	17,113	—
Movement of deferred taxation	(747,817)	—	(404,389)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(5,676,510)	5,586,983	(831,577)
Trade accounts receivable-related parties, net	502,779	(260,000)	73,654
Other receivable, net	(961,737)	435,180	(140,889)
Other receivable related parties, net	(231,150)	(814,442)	(33,862)
Purchase advance, net	2,934,937	(1,202,283)	429,952
Prepaid expense	(1,051,897)	40,366	(154,097)
Inventories	(3,552,529)	(2,916,629)	(520,426)
Trade accounts payable	5,421,613	(395,223)	794,236
Trade accounts payable-related parties	14,134	(684,482)	2,071
Other payables	276,924	(1,909,063)	40,568
Other payables-related parties	—	(331,158)	—
Deferred income	1,335,184	(368,819)	195,597
Advances from customers	(243,806)	(476,326)	(35,716)
Accrued payroll	(71,147)	(38,346)	(10,423)
Accrued employees’ welfare	—	(10,695)	—
Accrued expense	11,990	37,134	1,756
Taxes payable	1,558,235	(734,720)	523,110
Interest payable	—	262,304	—

Net cash (used in) provided by operating activities	¥558,686	¥(4,384,586)	$81,844

Cash flows from investing activities:
Purchases of property and equipment	(75,830)	(61,812)	(11,109)
Decrease in cash resulting from de-consolidation of variable interest entities	—	(808,087)	—
Net cash used in investing activities	¥(75,830)	¥(869,899)	$(11,109)

Cash flows from financing activities:
Proceeds from stock issuance	60,209,057	—	8,820,289
Repayment of short-term notes payable	(1,251,438)	(469,058)	(183,329)
Repayment of long-term notes payable	—	(300,000)	—
Proceeds from short-term notes payable-related party	(1,989,080)	—	(291,389)

Net cash (used in) provided by financing activities	¥56,968,539	¥(769,058)	$8,345,571

Effect of exchange rate fluctuation on cash and cash equivalent	(51,773)	—	(7,584)
Net change in cash and cash equivalents	57,399,622	(6,023,543)	8,408,723
Cash and cash equivalents at beginning of period	2,727,735	9,034,560	399,598

Cash and cash equivalents at end of period	¥60,127,357	¥3,011,017	$8,808,320

Supplemental cash flow information
Cash paid during the period for interest	¥—	¥74,481	$—

Cash paid during the period for taxes	¥49,697	¥429,111	$7,280

See notes to the consolidated financial statements.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Recon-JN conducts its business through the following PRC legal entities that are consolidated as variable interest entities (“VIEs”) and operate in the Chinese petroleum industry:

Beijing BHD Petroleum Technology Co., Ltd. (“BHD”),

Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”), and

Jining ENI Energy Technology Co., Ltd. (“ENI”)

The following former subsidiaries of BHD entities were sold by June 2008:

Inner Mongolia Adar Energy Technology (“Inner Mongolia Adar”)

Beijing Weigu Windows Co. Technology (“Beijing Weigu”)

The following former subsidiary was sold by June 2009:

Xiamen Recon Technology, Ltd. (“Xiamen Recon”).

Xiamen Hengda Haitian (“Hengda Haitian”)

Beijing YabeiNuoda Technology, Ltd. (“Yabei Nuoda”).

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in petroleum businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. On January 1, 2008, to protect the Company’s shareholders from possible future foreign ownership restrictions, the Principal Shareholders, who also hold the controlling interest of BHD, Nanjing Recon and ENI, reorganized the corporate and shareholding structure of these entities by entering into certain exclusive agreements with Recon-JN, which entitles Recon-JN to receive a majority of the residual returns. On May 29, 2009 Recon JN and BHD, Nanjing Recon, and ENI entered into an operating agreement to provide full guarantee for the performance of such contracts, agreements or transactions entered into by BHD, Nanjing Recon, and ENI. As a result of the new agreement, Recon-JN will absorb 100% of the expected losses and receive 90% of the expected gains of BHD, Nanjing Recon, and ENI, which results in Recon-JN being the primary beneficiary of these Companies.

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

Based on these exclusive agreements, the Company consolidates BHD, Nanjing Recon and ENI as VIEs as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46(R)”) (ASC Topic 810), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51(ASC Topic 810) because the Company is the primary beneficiary of the VIEs.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

On August 28, 2000 a Principal Shareholder of the Company purchased a controlling interest in BHD which was organized under the laws of the PRC on June 29, 1999. At September 30, 2008 and 2009, the Principal Shareholder held 68% ownership in BHD. BHD is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on FIN 46(R) (ASC Topic 810). The profits and losses to the Company are allocated based upon the control agreements, which is 90% and 100%, respectively. The profits allocated to the minority interest are the remaining amount (10%).

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

On January 21, 2003, ENI was organized under the laws the PRC. Principal Shareholders of the Company own a controlling interest of ENI. At September 30, 2008 and 2009, the Principal Shareholders held 80% ownership interest in ENI. ENI is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on FIN 46(R) (ASC Topic 810). The profits and losses to the Company are allocated based upon the control agreements, which is 90% and 100%, respectively. The profits allocated to the minority interest are the remaining amount (10%).

On August 27, 2007 the Principal Shareholders of the Company purchased a majority ownership of Nanjing Recon from a related party who was a majority owner of Nanjing Recon. At September 30, 2008 and 2009, the Principal Shareholders held 80% ownership interest in Nanjing Recon. Nanjing Recon was organized under the laws of the PRC on July 4, 2003. Nanjing Recon is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on FIN 46(R) (ASC Topic 810). The profits and losses to the Company are allocated based upon the control agreements, which is 90% and 100%, respectively. The profits allocated to the minority interest are the remaining amount (10%).

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Convenience Translation - The Company’s functional currency is the Chinese Yuan (“Renminbi”) and the accompanying combined and consolidated financial statements have been expressed in Chinese Yuan. The consolidated financial statements as of and for the period ended June 30, 2009 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers, are unaudited. The combined and consolidated financial statements have been translated into U.S. dollars at the rate of ¥6.8262 = US$1.00, the approximate exchange rate prevailing on September 30, 2009. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Advances from Customers - The Company, as is common practice in the PRC, will often receive advance payments from its customers for its products. The advances are recognized as revenue when the products are delivered. The Company had advances from its customers in the amount of ¥910,215 ($133,263) and ¥ 666,409 ($97,625) at June 30, 2009 and September 30, 2009, respectively.

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

Software:

The Company sells self-developed software. For software sales, the Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” and related interpretations. Revenue from software is recognized according to project contracts. Contract costs are accumulated during the periods of installation and testing or commissioning. Usually this is short term. Profits are not recognized until completion of the contracts. Costs included in inventory as work in process include direct materials, labor and related expense. Corporate general and administrative expenses are charged to expense in the period they are incurred.

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

Subsidy Income - The Company received grants of ¥529,915 and ¥ 26,325 ($3,856) from the local government for the three months ended September 30, 2008 and 2009, respectively. These grants were given by the government to support local software companies’ operation and research and development. Grants related to research and development projects are recognized as subsidy income in the combined and consolidated statements of operations when related expenses are recorded. Grants in form of value-added-tax refund are recognized when received.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Recently Enacted Accounting Standards - In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (ASC Topic 810) , which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning July 1, 2009, and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (ASC Topic 805), Business Combinations, which replaces SFAS No. 141(ASC Topic 805). The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1(ASC Topic 805-10) which amends SFAS No. 141(R) (ASC Topic 805) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5. SFAS No. 141(R) (ASC Topic 805)and FSP FAS 141(R)-1(ASC Topic 805-10) are effective for us beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) (ASC Topic 805)and FSP FAS 141(R)-1(ASC Topic 805-10) will depend on the nature of acquisitions completed after the date of adoption.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities(ASC Topic 815). SFAS No. 161(ASC Topic 815) is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161(ASC Topic 815) is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS No. 161(ASC Topic 815) to have a material impact on its combined and consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts (ASC Topic 944). SFAS No. 163 (ASC Topic 944). requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises 3(ASC Topic 944), as amended, applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 1633(ASC Topic 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. Early application is not permitted. The Company does not expect the adoption of SFAS No. 161(ASC Topic 815) to have a material impact on its combined and consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (ASC Topic 470-20). FSP No. APB 14-1 (ASC Topic 470-20)clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (ASC Topic 470), and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 161(ASC Topic 470) to have a material impact on its combined and consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP 03-6-1) (ASC Topic 260-10-45), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings per Share” FSP 03-6-1(ASC Topic 260-10-45) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. It requires all prior period earnings per share data presented to be adjusted retrospectively. The Company is currently evaluating the effect, if any, that the adoption of FSP 03-6-1(ASC Topic 260-10-45) will have on its consolidated financial position, results of operations and cash flows.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45(ASC Topic 815); and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1”). FSP 133-1(ASC Topic 815) requires more extensive disclosure regarding potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of sellers of credit derivatives. FSP 133-1(ASC Topic 815) also amends FASB Interpretation No. 45(ASC Topic 460), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require additional disclosure about the current status of the payment or performance risk of a guarantee. FSP 133-1(ASC Topic 815) also clarifies the effective date of FASB Statement No. 161(ASC Topic 815), Disclosures about Derivative Instruments and Hedging Activities, by stating that the disclosures required should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The Company is currently evaluating the effect, if any that the adoption of FSP 133-1(ASC Topic 815) will have on its consolidated financial position, results of operations and cash flows.

In December 2008, the FASB issued FSP 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (ASC Topic 860), which promptly improves disclosures by public companies until the pending amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (ASC Topic 860) and FIN No. 46, Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51 (FIN 46(R)) (ASC Topic 810), are finalized and approved by the Board. The FSP amends SFAS No. 140 to require public companies to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN 46(R) to require public companies to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for reporting periods ending after December 15, 2008. The Company is currently assessing the effect of SFAS 140-4 (ASC Topic 860-10) and FIN 46(R)-8(ASC Topic 810-10) on its consolidated financial position and results of operations.

In April 2009, the FASB issued three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP 157-4 (ASC Topic 820-10) clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP 115-2 (ASC Topic 320-10) and FSP 124-2 (ASC Topic 320-10) establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP 107-1 and APB 28-1(ASC Topic 825-10) expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments(ASC Topic 26), to interim periods. The Company does not expect the adoptions of the three Staff Positions have a material impact on its combined and consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles or SFAS No. 168. SFAS No. 168(ASC Topic 105) will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS No. 168(ASC Topic 105) reorganizes the thousands of GAAP

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168(ASC Topic 105) will be effective for financial statements issued for reporting periods ending after September 15, 2009. This will have an impact on the Company’s financial disclosures since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (ASC Topic 820) which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. We adopted this guidance for financial assets and liabilities effective January 1, 2008 and for non financial assets and liabilities effective January 1, 2009. The adoption, which primarily affected the valuation of our derivative contracts, did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•

FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC Topic 820-10-65). This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

•

FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC topic 320-10-65). This update applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in Other comprehensive income).

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

•

FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis.

We adopted these updates effective June 30, 2009 and the adoption did not have a material effect on our financial condition or results of operations.

In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures - Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009.

NOTE 3. TRADE ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following unaudited amounts at June 30, 2009 and September 30, 2009:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	September 30, 2009	September 30, 2009

Trade accounts receivable	¥44,708,934	¥50,332,143	$7,373,377
Allowance for doubtful accounts	(604,953)	(551,652)	(80,814)

Trade accounts receivable, net	¥44,103,981	¥49,780,491	$7,292,563

NOTE 4. INVENTORIES

Inventories consisted of the following at June 30, 2009 and September 30, 2009:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	September 30, 2009	September 30, 2009
			(Unaudited)

Purchased goods and raw materials	¥228,569	¥677,795	$99,293
Work in process	319,490	1,138,008	166,712
Finished goods	10,161,959	12,446,744	1,823,378

Total inventories	¥10,710,018	¥14,262,547	$2,089,383

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Motor vehicles	10 Years
Office equipment	2-5 Years
Leasehold improvement	5 years

Gain or loss on the sales or retirements is included in the combined and consolidated statements of operations. Accumulated depreciation expense was ¥1,006,761 ($147,398) and ¥1,089,835($159,655), for the period ended September 30, 2008 and September 30, 2009, respectively. Property and equipment consisted of the following at June 30, 2009 and September 30, 2009:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	September 30, 2009	September 30, 2009
			(Unaudited)
Motor vehicles	¥1,464,918	¥1,534,718	$224,827
Office equipment and fixtures	779,257	673,661	98,688
Leasehold improvement	169,462.00	281,088	41,178

Total property and equipment	2,413,637	2,489,467	364,693
Less: Accumulated depreciation	(1,006,761)	(1,089,835)	(159,655)

Property and equipment, net	¥1,406,876	¥1,399,632	$205,038

NOTE 6. SHAREHOLDERS’ EQUITY

Ordinary Shares - When the Company was incorporated in Cayman Islands on August 21, 2007, 25,000,000 ordinary shares were authorized, and 2,139,203 ordinary shares were issued to the Principal Shareholders, at a par value of $0.0185 each. On July 29, 2009, the Company completed its IPO by offering 1,700,000 ordinary shares at $6.00 per share as discussed in Note 14. After this IPO, all the 112,608 redeemable ordinary shares outstanding were automatically converted into non-redeemable ordinary shares pursuant to the Agreement.

Statutory Reserves - According to the Articles of Incorporation, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. As of June 30, 2009 and September 30, 2009, the balance of total statutory reserves was ¥1,687,772 and ¥ 1,687,772 ($247,249).

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

The shares issued are only conditionally redeemable as described above and are therefore not classified as a liability. However, redemption of the shares is not solely within the control of the Company; therefore, the

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

shares are classified outside of permanent equity. As discussed in Note 13, upon the completion of the IPO in July 2009, all the 112,608 redeemable ordinary shares outstanding were automatically converted into non-redeemable ordinary shares pursuant to the Agreement.

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

Deferred tax liabilities are comprised of the following:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	September 30, 2009	September 30, 2009
			(Unaudited)
Allowance for doubtful receivables	¥913,943	¥610,323	$89,409
Deferred revenue and cost recognition in tax return	(3,901,616)	(2,850,179)	(417,535)
Loss carryforward	622,448	622,448	91,185

Total deferred income tax assets (liabilities)	¥(2,365,225)	¥(1,617,408)	$(236,941)

Following is a reconciliation of income taxes at the calculated statutory rates:

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Three months Ended September 30,		For the Three months Ended September 30, 2009
	2008	2009
			(Unaudited)
Income tax calculated at statutory rates	¥(79,345)	¥766,459	$112,282
Nondeductible expenses (non-taxable income)			—
Benefit of favorable rate for high-technology companies		(73,781)	(10,809)
Benefit of operating loss carryforwards		—	—
Effect of change in income tax rates			—
Tax loss for which no deferred tax assets has been recognized	99,404	—
Effect of non-taxable parent company income/expense			—

Provision for income taxes	¥20,059	¥692,678	$101,473

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The provision for income taxes is comprised of the following unaudited amounts:

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Three months Ended September 30,		For the Three months Ended September 30, 2009
	2008	2009

Current income taxes	¥20,059	¥1,440,495	$211,024
Deferred income taxes	—	(747,817)	(109,551)

Provision for income taxes	¥20,059	¥692,678	$101,473

NOTE 8. NOTES PAYABLE

Notes payable consist of the following:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	September 30, 2009	September 30, 2009
		(Unaudited)	(Unaudited)
Short-term notes payable due to non-related parties:
Due-on-demand note payable, no interest	¥1,374,888	¥1,003,142	$146,955
Short-term note payable, no interest, matures on December 31, 2009	193,504	—	—
Short-term notes payable, interest at 6%, matures on December 9, 2009	625,400	625,400	91,618
Short-term note payable, no interest, matures on December 31, 2009	300,000	263,812	38,646
Short-term note payable, no interest, matures on May 10, 2010	650,000	—	—

Total short-term notes payable due to non-related parties	¥3,143,792	¥1,892,354	$277,219

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	September 30, 2009	September 30, 2009
		(Unaudited)	(Unaudited)
Short-term notes payable due to related parties:
Due-on-demand note payable to Principal Shareholders, no interest	¥376,377	¥376,377	$55,137
Short-term note payable to a Principal Shareholder’s family member, interest at 6%, matures on May 5, 2009	182,000	192,920	28,262
Short-term note payable to a Principal Shareholder’s family member, interest at 6%, matures on December 9, 2009	53,000	53,000	7,764
Short-term note payable to management, interest at 6%, matures on December 9, 2009	583,000	583,000	85,406
Short-term note payable to management, no interest, matures on April 28, 2009	100,000	100,000	14,649
Short-term note payable to management, interest at 3.72%, matures on April 21, 2009	2,050,000	50,000	7,325

Total short-term notes payable due to related parties	¥3,344,377	¥1,355,297	$198,543

NOTE 9. CONCENTRATIONS

For the three months ended September 30, 2008, the largest two customers CNPC and Sinopec represented about 20.47% and 68.82% of the Company’s revenue. For the three months ended September 30, 2009, the largest two customers represented about 47.89% and 50.12% of the Company’s revenue. For the period ended September 30, 2009, no supplier accounted 10% of its cost of revenue.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company leases offices in Beijing, Nanjing and Shandong. The amount of commitments for non-cancelable operating leases for remaining quarters of fiscal 2010 is ¥72,900 ($10,679). All the lease agreements expire in 2010.

NOTE 11. RELATED PARTY TRANSACTIONS

Receivables from related parties - At June 30, 2009 and September 30, 2009, the Company had net trade receivables from related parties of ¥7,458,302 ($1,091,960) and ¥6,955,523, respectively, for the sale of goods to related parties and net other receivables from related parties of ¥507,541 ($74,308) and ¥1,342,315, respectively.

Payables to related parties - At June 30, 2009 and September 30, 2009, the Company owed related parties ¥189,744 ($27,780) and ¥203,878($29,867), respectively, for the purchase of goods. The Company also had other payables to related parties of¥ 73,579 ($10,773) and ¥510,279($74,753), respectively, due to Principal Shareholders and companies under common ownership for payments of expenses made on behalf of the Company.

Leases from related parties - On January 1, 2009, the Company entered into a one-year agreement with Mr. Chen Guangqiang for the lease of office space. The terms of the agreement state that the Company will lease the property for one year, and pay Mr. Chen Guangqiang ¥4,500 per month.

The Company also rents office space from Mr. Yin Shenping’s wife. The Company pays ¥15,000 per month to Mr. Yin Shenping’s wife for its use.

NOTE 12. DISCONTINUED OPERATIONS

In 2008, the Company completed the sale of Xiamen Recon, Xiamen HengdaHaitian and Bejing Yabei Nuoda. Xiamen Recon was a subsidiary of Xiamen HengdaHaitian. Both Xiamen Hengda Haitian and Yabei Nuoda were previously controlled by one of our principle shareholders. The Company determined that these three subsidiaries met the criteria for classification as discontinued operations in the first quarter of fiscal year 2008. The financial results associated with the three subsidiaries for the period ended September 30, 2008 are included in discontinued operations.

Summarized Statements of Income data for discontinued operations is as follows:

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Three months Ended September 30,		For the Three months Ended September 30, 2009
	2008	2009

Revenue	¥3,495,001	¥—	$—

Income(loss) before provision for income tax	(442,547)	—	—
Provision for income tax	—	—	—

Income from discontinued operations, net of tax	(442,547)	—	—
Gain on disposal of discontinued operations	—	—	—

Income (loss) from discontinued operations, net of tax	¥(442,547)	¥—	$—

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 13. COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment” (“SFAS No. 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS No. 123-R. The Company has applied SAB 107 in its adoption of SFAS No. 123-R.

Statement No. 123(R) requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options is determined using the Binomial Lattice valuation model instead of the Black-Scholes Model previously utilized under Statement No. 123. The Company believes that the revised model represents a more likely projection of actual outcomes.

Statement No. 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation expense recognized be reported as a financing cash flow rather than as an operating cash flow, as required under previous accounting guidance. The Company does not recognize any tax benefit related to this based on the Company’s historical operating performance, lack of taxable income and the accumulated deficit.

As of September 30, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s option plans.

Share-based Payments - As discussed in Note 6, the Company granted options to purchase 293,000 ordinary shares under the 2009 Plan to its employees and non-employee directors on July 29, 2009. The options have an excise price of $6.00 equal to the IPO price of the Company and will be vested over a period of five years, with the first 20% vesting on July 29, 2010. The options will expire ten years after the date of grant, on July 28, 2019. For the three months ended September 30, 2009, the fair value were estimated using the Binomial Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

Three Months Ended September 30, 2009
Volatility (percent)*	78
Life of option (year)**	10
Risk free interest rate (percent)***	4.6118
Expected dividend rate (percent)	—
Forfeiture rate (percent)****	15
Weighted-average fair value per option granted	4.4166

*	Volatility is projected using the performance of PHLX Oil Service Sector index.
**	The life of options represents the period the option is expected to be outstanding.
***	The risk-free interest rate is based on the Chinese international bond denominated in U.S dollar with a maturity that approximates the life of the option.
****	Forfeiture rate is the estimated percentage of options forfeited by employees by leaving or being terminated before vesting.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The grant date fair value of the options was ¥30.17. Compensation expense recorded for the three months ended September 30, 2009 was ¥294,675 ($ 43,168).

NOTE 14 INITIAL PUBLIC OFFERING.

Placement Agent Warrants - As discussed in Note 6, the Company completed its IPO offering on July 31, 2009, and the gross proceeds received by the Company for the Offering were $10,200,000 (1,700,000 ordinary shares at $6.00 per share) before the cash offering costs of ¥9,651,771 ($1,412,896).

In connection with the Offering, the Company sold the placement agent warrants to purchase 170,000 ordinary shares at $7.20 per share for a nominal amount. These warrants are exercisable for a period of five years. The Company has agreed to file, during the five year period at its cost, at the request of the holders of a majority of the placement agents warrants and the underlying ordinary shares, and to use its best efforts to cause to become effective a registration statement under the Securities Act, as required to permit the public sale of ordinary shares issued or issuable upon exercise of the placement agent’s warrants. The Company accounted for the warrants as an additional offering cost with an estimated value of $627,341. The following table presents the assumptions used in Black-Scholes valuation model to estimate the fair values of the placement agent warrants sold:

Risk-free interest rate	3.77%
Dividend yield	0%
Expected volatility	78%
Expected life (in years)	5

On July 31, 2009 ordinary shares of the Company commenced trading on NASDAQ Exchange. The Company has 3,951,811 ordinary shares issued and outstanding at September 30, 2009.

NOTE 15 EARNING PER SHARE.

Statement of Financial Accounting Standards No. 128, “Earnings per share” requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations are presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year.

Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year. “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options (applying the treasury stock method).

The Company had 790,623 of granted stock options that were exercisable as of September 30, 2009 and zero of granted stock options as of September 30, 200.8 The Company had 170,000 of granted placement agent warrants as of September 30, 2009 and zero of warrants as of September 30, 2008.

According to the share subscription agreement signed on December 10, 2007, if the company completes an initial public offering of its common stock on or before September 30, 2009, the founder’s obligation to purchase, and the investor’s obligation to sell, the shares shall terminate automatically and immediately. So the company’s 112,608 redeemable ordinary shares are currently included in the calculation of the basic EPS and there is no more redeemable shares.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following is a reconciliation of the numerators and denominators of the unaudited basic and diluted earnings per share computations:

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Three months Ended September 30,		For the Three months Ended September 30, 2009
	2009	2008

Basic weighted average ordinary shares outstanding	3,360,743	2,139,203	3,360,743
Effect of redeemable ordinary shares	(39,168)	112,608	(39,168)
Effect of Share-based Payments and Placement Agent Warrants	135,819	—	135,819
Diluted weighted average ordinary shares outstanding	3,457,394	2,251,811	3,457,394

Net income from continuing operations	¥424,419	¥(287,902)	$96,941
Basic earning per share	¥0.13	¥(0.13)	$0.03
Diluted earnings per share	¥0.12	¥(0.13)	$0.03

Income from discontinued operations	¥—	¥(442,547)	$—
Basic earning per share	¥—	¥(0.21)	$—
Diluted earnings per share	¥—	¥(0.20)	$—

Net income available for common shareholders	¥424,419	¥(747,683)	$62,176
Basic earnings per share	¥0.13	¥(0.35)	$0.02
Diluted earnings per share	¥0.12	¥(0.33)	$0.02

NOTE 16. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

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

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	September 30, 2009	September 30, 2009
		(Unaudited)	(Unaudited)
ASSETS
Cash and cash equivalents	¥22	¥58,084,514	$8,509,055
Receivables from a subsidiary	1,373,487	1,373,486	201,208
Other receivable	—	3,618	530
Prepaid expenses	—	943,722	138,250
Interests in subsidiaries and variable interest entities	28,844,818	30,687,886	4,495,603

Total assets	¥30,218,327	¥91,093,226	$13,344,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Other payable	¥—	¥693,745	$101,630
Payable to a subsidiary	—	1,640,291	240,293
Other payable - related parties	19,721	274,980	40,283

Total current Liabilities	19,721	2,609,016	382,206
Redeemable ordinary shares	1,434,342	—	—
Shareholders’ equity
Ordinary shares, $0.0185 U.S. dollar par value, 25,000,000 shares authorized and 2,139,203 shares outstanding	300,534	529,637	77,589
Additional paid-in capital	8,732,266	67,850,463	9,939,712
Statutory reserves	1,687,772	1,687,772	247,249
Retained earnings	18,043,692	18,468,111	2,705,475
Other comprehensive income	—	(51,773)	(7,585)

Total shareholders’ equity	28,764,264	88,484,210	12,962,440

Total liabilities and shareholders’ equity	¥30,218,327	¥91,093,226	$13,344,646

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Three months Ended September 30,		For the Three months Ended September 30, 2009
	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

General, administrative and selling expense	¥—	¥(1,417,293)	$(207,625)
Other income (expenses)	—	—	—

Operating loss	—	(1,417,293)	(207,625)

Profit from variable interest entities and subsidiaries	(747,683)	1,843,942	270,127
Interest income	(17,234)	(2,230)	(327)

Net income	(764,917)	424,419	62,175
Dividends on redeemable ordinary shares	—	—	—

Net Income available for common shareholders	¥(764,917)	¥424,419	$62,175

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Three months Ended September 30,		For the Three months Ended September 30, 2009
	2008	2009
			(Unaudited)

Cash flows from operating activities:
Net income available for common shareholders	¥(764,917)	¥424,419	$62,175
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (profit) loss of subsidiaries and variable interest entities	747,683	(1,843,942)	(270,127)
Expense paid by shareholders as contribution	—	—	—
Dividends on redeemable ordinary shares	—	—	—
Share-based payment	—	294,675
Changes in current assets and liabilities
Receivables from a subsidiary	—	1	—
Other receivable	—	(3,618)	(530)
Prepaid expense	—	(943,722)	(138,250)
Interest payable	17,234	—

Net cash used in operating activities	—	(2,072,187)	(346,732)

Cash flows from financing activities:
Proceeds from issuance of redeemable ordinary shares	0	—	—
Proceeds from issuance of ordinary shares	—	60,209,057	8,820,289

Net cash provided by financing activities	—	60,209,057	8,820,289

Effect of foreign exchange rate fluctuation		(52,378)	(7,673)
Net change in cash	—	58,084,492	8,509,052
Cash and cash equivalents at beginning of year	22	22	3

Cash and cash equivalents at end of year	¥22	¥58,084,514	$8,509,055