Form 10-Q
period 2009-12-31
Recon Technology, Ltd
filed 2010-02-11
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

The following discussion and analysis of our company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

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

Following our initial public offering and listing on the NASDAQ Capital Market, our business continued to grow due to our efforts to optimize our product portfolio and expand into new business areas. For the six months ended December 31, 2009 and 2008, our total revenues amounted to $10.6 million and $7.3 million, respectively. We derive revenues from hardware sales and software service. For the six months ended December 31, 2009, approximately 91.46% of our revenues came from hardware sales, and approximately 8.54% came from software services. For the same period in 2008, hardware sales and software services constituted 95.88% and 4.12%, respectively, of our revenues.

Our management believes that Chinese oilfields will promote digitization management and stimulation measures in oil and gas wells in the future; as such we are placing a higher emphasis on these areas. To a certain extent, our change in revenue structure reflects this short-term strategy. Under this strategy, our business benefits from sales of high-tech products and software systems. Our management also believes the development and sales of software products facilitated the development of our hardware and service business. We expect our software service revenues to continue to grow, as our customers require continuing service associated with their software purchase. As a result, our management continues to seek to strengthen its competitive position in the oil field service industry by developing software products.

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

Factors Affecting Our Business

Industry Background. As a whole, the Chinese petroleum industry faces four primary challenges: (a) global competition; (b) environment and development; (c) configuration of petroleum resources; and (d) gradually increased profit margins. Compared to developed countries, however, there are still certain lags in terms of modernized management levels in China. In particular, with the introduction of computer techniques over the last ten years, the degree of automation in foreign countries has reached a higher level, while China is still in the initial stage.

With deeper development of the oil-field industry, most oil-fields in China have entered the third stage of oil extraction. During this stage, oil well output decreases, water content increases, and costs are higher.

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

Relevant Industry-Wide Trends. Management believes the Chinese oil field service industry is likely to experience rapid growth in the near future. This belief is based on management’s experience in the industry and its analysis of the following recent trends:

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

Factors Affecting Our Results of Operations — Generally

Our operating results in any period are subject to general conditions typically affecting the Chinese oil-field service industry including:

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

Our operating results in any period are more directly affected by company-specific factors including:

•	our revenue growth;

•	the proportion of our business dedicated to large companies;

•	our ability to successfully develop, introduce and market new solutions and services;

•	our ability to increase our revenues to businesses, both old customers and new in the Chinese oil and gas industry;

•	our ability to effectively manage our operating costs and expenses; and

•	our ability to effectively implement any targeted acquisitions and/or strategic alliances so as to provide efficient access to markets and industries in the Chinese oil and gas industry.

Critical Accounting Policies and Estimates

Estimates and Assumptions. We prepare our financial statements in conformity with U.S. GAAP, which requires us to make judgments, estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such estimate is made, and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and other disclosures included in this prospectus. Significant accounting estimates reflected in our company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, and useful lives of property and equipment.

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

•

Software. The Company sells self-developed software. For software sales, the Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2 (ASC Topic 985-605), “Software Revenue Recognition,” and related interpretations. Revenue from software is recognized according to project contracts. Contract costs are accumulated during the periods of installation and testing or commissioning. Usually this is short term. Profits are not recognized until completion of the contracts. Costs included in inventory as work in process include direct materials, labor and related expense. Corporate general and administrative expenses are charged to expense in the period they are incurred.

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

Allowance for Doubtful Accounts. Trade receivables and other receivable accounts are recognized initially at fair value and subsequently measured at amortized cost using the effective interest method, less a provision made for impairment of these receivables. Provisions are applied to trade and other receivables where events or change in circumstances indicate that the balance may not be collectible. The identification of doubtful debts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for trade accounts receivable was ¥604,953 ($88,570) and ¥995,488 ($145,840) on June 30, 2009 and December 31, 2009 respectively. Our allowance for trade accounts receivable increase primarily because our trade accounts receivable increased, which increased the potential for doubtful accounts. However, the increase in the allowance was relatively low, because even though our business developed significantly, which caused a great increase of accounts receivable, most of the growth occurred between us and our large clients. Because these clients are state-owned companies, our management believes the possibility that these accounts receivable will be uncollectable is relatively low. If the financial condition of our clients were to deteriorate, resulting in their inability to make payments, an additional allowance might be required.

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

Gains or losses on sales or retirements are included in the consolidated statements of operations in the year of disposition. The balance of accumulated depreciation was ¥1,006,761 ($147,398) and ¥993,029 ($145,479) as of June 30, 2009 and December 31, 2009, respectively.

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	December 31, 2009	December 31, 2009
		(Unaudited)	(Unaudited)
Motor vehicles	¥1,464,918	¥1,544,114	$226,214
Office equipment and fixtures	779,257	541,543	79,336
Leasehold improvement	169,462	276,938	40,572

Total property and equipment	2,413,637	2,362,595	346,122
Less: Accumulated depreciation	(1,006,761)	(993,029)	(145,480)

Property and equipment, net	¥1,406,876	¥1,369,566	$200,643

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

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenues. Our total revenues increased by approximately 26.90% or ¥10,615,787, from ¥39,458,307 ($5,780,675) for the three months ended December 31, 2008 to ¥50,074,094 ($7,335,896) for the three months ended December 31, 2009. The sales of our oil field furnaces drove our revenue growth. We believe our software and service business are likely to play a large role in future revenues. Most of the increase of revenue was a result of our cooperation with new clients.

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

Specifically, the Chinese government has attached great importance to the safety problems that exist in the Chinese energy industry by implementing numerous new projects and initiatives designed to increase safety and security in the Chinese energy industry. This replacement project is a Chinese reform project designed to eliminate hidden security dangers and develop key projects for saving energy and materials. As a result of the new policies, the Chinese government has increased spending to replace equipment with potential safety problems. As such, we have experienced increased sales and a greater demand for our maintenance services, which has increased our revenue. Additionally, as we have provided services to CNPC and Sinopec and our relationships have grown, they have chosen to continue to use our solutions. During the period ended December 31, 2009, substantially all of our revenues were generated through our business engagements with these companies’ operating subsidiaries. These significant engagements made it possible for us to improve our service quality, products’ popularity and adaptability for a very limited number of customers. Further, this long-term cooperation provides us more preferences for collecting receivables on time. We expect that our gross revenues will continue to increase over time as we:

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

Our cost of revenues increased from ¥22,338,687 ($3,272,636) in the three months ended December 31, 2008 to ¥25,396,611 ($3,720,625) for the same period of 2009, an increase of ¥3,057,924 or 13.69%. As a percentage of revenues, our cost of revenues decreased from 56.61% in 2008 to 50.72% in 2009. Our focus on solutions with comparatively higher margins, such as our software and service solutions, allowed our cost of revenues to decrease as a percentage of revenues, even as our business grew.

Gross Margin. For the three months ended December 31, 2009, our gross margin increased to ¥24,677,484 ($3,615,272) from ¥17,119,620 ($2,508,039) for the same period in 2008, an increase of ¥7,557,864, or approximately 44.15%. For the three months ended December 31, 2009, our gross margin as a percentage of revenue increased to 49.28%, from 43.39% for the same period ended December 31, 2008. This increase in gross margin can be attributed primarily to the increase in sales volume to CNPC and Sinopec, combined with the development of our lower cost software and service business. During this period, the company achieved many new software contracts in Sichuan province of China and the JiDong oilfield.

Expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of costs from our human resources organization, facilities costs, depreciation expenses, professional advisor fees, audit fees, options expenses and other expenses incurred in connection with general operations. General and administrative expenses increased 114.17%, or ¥1,876,566, from ¥1,643,679 ($240,800) in the three months ended December 31, 2008 to ¥3,520,245 ($515,719) for the same period of 2009. General and administrative expenses were 4.17% of total revenues in 2008 and 7.03% of total revenues in 2009. This percentage increase was primarily attributable to increases in our audit fees and expenses associated with our incentive share options.

Selling and Distribution Expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization; sales commissions; costs of our marketing programs, including public relations, advertising and trade shows; and an allocation of our facilities and depreciation expenses. Selling expenses increased by 48.21%, from ¥2,606,958 ($381,921) for the three months ended December 31, 2008 to ¥3,863,886 ($566,062) for the same period of 2009. This increase resulted primarily from our business expansion activities. Because of the rapid growth of sales of furnaces, sales commissions for such sales also increased quickly. As we continued to solidify our business relationships with other companies, we required extensive marketing efforts and incurred the costs associated therewith. At present, we are expanding our business in the Sichuan district and Tuha oilfield. In order to successfully increase the scope of our client base, we established new local offices in different areas of China. We expect that our selling expenses will correspondingly increase. Selling expenses were 6.61% of total revenues in the three months ended December 31, 2008 and 7.72% of total revenues in same period of 2009. As we increase the scope of our client base over the next several years, we expect to see our selling expenses as a percentage of revenue increase as a result, in part, of our expanded marketing efforts. We expect that our marketing efforts will require a period of time before resulting in additional sales.

Income from Operations. Income from operations was ¥17,293,353 ($2,533,491) for the three months ended December 31, 2009, compared to ¥12,868,984 ($1,885,317) for the same period of 2008, an increase of ¥4,424,369 ($648,174) or 34.38%. This increase in income from operations can be attributed primarily to the increase in sales volume to CNPC and Sinopec.

Subsidy Income. We received grants from the local government. For the three months ended December 31, 2009, we received ¥1,131,709 ($165,796) in subsidy income. These grants were given by the government to support local software companies’ operation and research and development. Grants related to research and development projects are recognized as subsidy income in the consolidated statements of operations when related expenses are recorded. This income typically increases at the end of the year.

Income Tax Expense. Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 (ASC Topic 740), “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded against deferred tax assets if it is not likely that the asset will be realized. In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (ASC Topic 740), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for the fiscal years beginning after December 15, 2006. The adoption of this interpretation had no material effect on the Company’s financial statements.

We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in the PRC are generally subject to federal (state) enterprise income tax at a rate of 30% and a local income tax at a rate of 3% before calendar year 2008 and subject to a rate of 25% after calendar year 2008; however, due to Nanjing Recon’s location in a State Standard High Technology Development Zone, it was granted a certification of High Technology Enterprise and was taxed at a rate of 15% for taxable income generated and was 50% exempt from this income tax from 2005 to 2007. Due to ENI’s designation as a Qualifying High Technology company, ENI is subject to a 25% earned income tax (“EIT”) rate. BHD also pays the statutory rate of 25%. We had minimal operations in jurisdictions other than the PRC. Income tax expense for three months ended December 31, 2008 and 2009 were ¥3,231,050 ($473,352) and ¥4,414,087 ($646,667), respectively. This resulted from our increased revenues from sales and our profitable operation. We expect that our effective EIT rate will vary, depending on which of our Domestic Companies generate greater revenues, as an increased percentage of revenues from ENI or BHD will result in our effective rate moving closer to BHD’s and ENI’s 25% rate and away from Nanjing Recon’s 15% rate.

Income from continuing operations. As a result of the factors described above, income from continuing operations was ¥13,987,777 ($2,049,221) for the three months ended December 31, 2009, an increase of ¥3,228,541 ($472,984) or 30.01% over the same period of 2008.

Net Income Available for Common Shareholders. As a result of the factors described above, net income available for common shareholders was ¥12,554,153 ($1,839,194) for the three months ended December 31, 2009, an increase of ¥2,979,929 ($436,562) or 31.12% over the same period of 2008.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenues. Our total revenues increased by approximately 45.89% or ¥22,820,809, from ¥49,724,883 ($7,284,737) for the six months ended December 31, 2008 to ¥72,545,692 ($10,628,004) for the six months ended December 31, 2009. The sales of our oil field furnaces drove our revenue growth. We believe our software and service business are likely to play a large role in future revenues. Most of the increase of revenue was a result of our cooperation with new clients.

Cost of Revenues. Our cost of revenues increased from ¥31,141,366 ($4,562,236) in the six months ended December 31, 2008 to ¥41,469,158 ($6,075,266) for the same period of 2009, an increase of ¥10,327,792 or 33.16%. As a percentage of revenues, our cost of revenues decreased from 62.63% in 2008 to 57.16% in 2009. Our focus on solutions with comparatively higher margins, such as our software and service solutions, allowed our cost of revenues to decrease as a percentage of revenues, even as our business grew. We expect this trend will continue, provided we are able to continue to grow our higher-margin solution revenues.

Gross Margin. For the six months ended December 31, 2009, our gross margin increased to ¥31,076,535 ($4,552,738) from ¥18,583,517 ($2,722,501) for the same period in 2008, an increase of ¥12,493,018, or approximately 67.23%. For the six months ended December 31, 2009, our gross margin as a percentage of revenue increased to 42.84%, from 37.37% for the same period ended December 31, 2008. This increase in gross margin can be attributed primarily to the increase in sales volume, combined with the development of our lower cost software and service business. During this period, the company achieved many new software contracts in Sichuan province of China. The growth of our market share and increase in average revenues per contract has made it possible for us to take advantage of economies of scale. We believe this increase in sales volume resulted, in part, from the Chinese government’s policy of improving safety and security in the energy industry.

Expenses.

General and Administrative Expenses. General and administrative expenses increased 100.33%, or ¥3,238,285, from ¥3,227,615 ($472,848) in the six months ended December 31, 2008 to ¥6,465,900 ($947,260) for the same period of 2009. General and administrative expenses were 6.49% of total revenues in 2008 and 8.91% of total revenues in 2009. This percentage increase was primarily attributable to an increase in audit fees and expenses associated with our incentive share options.

Selling and Distribution Expenses. Selling expenses increased by 80.46%, from ¥3,337,674 ($488,972) for the six months ended December 31, 2008 to ¥6,023,098 ($882,389) for the same period of 2009. This increase resulted primarily from our business expansion activities. Because of the rapid growth of sales of furnaces, sales commissions for such sales also increased quickly. As we continued to solidify our business relationships with other companies, we required extensive marketing efforts and incurred the costs associated therewith. At present, we are expanding our business in Sichuan district and Tuha oilfield. In order to successfully increase the scope of our client base, we established new local offices in different areas of China. We expect that our selling expenses will correspondingly increase. Selling expenses were 6.71% of total revenues in the six months ended December 31, 2008 and 8.30% of total revenues in same period of 2009.

Income from Operations. Income from operations was ¥18,587,537 ($2,723,090) for the six months ended December 31, 2009, compared to ¥12,018,229 ($1,760,680) for the same period of 2008, an increase of ¥6,569,308 or 54.66%. This increase in income from operations can be attributed primarily to the increase in sales volume to CNPC and Sinopec. In spite of (i) the seasonality of our business, (ii) our historical performance in the first half of our fiscal year and (iii) the increase in expenses during the period, we recognized a significant increase in income from operations.

Subsidy Income. We received grants from the local government. For the six months ended December 31, 2009, we received ¥1,158,034 ($169,653) in subsidy income. These grants were given by the government to support local software companies’ operation and research and development. Grants related to research and development projects are recognized as subsidy income in the consolidated statements of operations when related expenses are recorded. This income typically increases at the end of the year.

Income Tax Expense. Income tax expense for six months ended December 31, 2008 and 2009 were ¥3,251,109 ($476,290) and ¥5,106,765 ($748,145), respectively. This resulted from our increased revenues from sales and our profitable operation.

Income from continuing operations. As a result of the factors described above, income from continuing operations was ¥14,649,512 ($2,146,166) for the six months ended December 31, 2009, an increase of ¥4,227,715 ($619,364) or 40.57% over the same period of 2008.

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

Net Income Available for Common Shareholders. As a result of the factors described above, net income available for common shareholders was ¥12,978,572 ($1,901,372) for the six months ended December 31, 2009, an increase of ¥4,152,031 ($608,276) or 47.04% over the same period of 2008.

Liquidity and Capital Resources.

General

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than three months. On December 31, 2009, we had cash and cash equivalents in the amount of ¥44,987,580 ($6,590,718). We believe that current cash, cash equivalents, anticipated cash flow from operations and the proceeds from our initial public offering will be sufficient to meet our anticipated cash needs, including cash needs for working capital and capital expenditures for at least the next 12 months.

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

Indebtedness. As of December 31, 2009, except for ¥5,660,874 ($829,322) of notes payable, we did not have any other outstanding loan capital issued or agreed to be issued, bank overdrafts, loans, debt securities or similar indebtedness, liens, liabilities under acceptance (other than normal trade bills) or acceptance credits, debentures, mortgages, charges, finance leases or hire purchase commitments, guarantees or other material contingent liabilities. In addition, there has not been any material change in our indebtedness, commitments and contingent liabilities since June 30, 2009.

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

These funds may be distributed to shareholders at the time of its wind up. When we were incorporated in the Cayman Islands in August 2007, 5,000,000 ordinary shares were authorized, and 50,000 ordinary shares were issued to Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi, at a par value of $0.01 each. On December 10, 2007, our company sold 2,632 ordinary shares to an investor at an aggregate consideration of $200,000. On June 8, 2009, in connection with our initial public offering, the Board of Directors approved a 42.7840667-to-1 split of ordinary shares and redeemable ordinary shares to shareholders of record as of such date. After giving effect to the share split of our ordinary shares and the completion of our initial public offering, we had 3,951,811 ordinary shares outstanding.

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

Capital Resources. To date we have financed our operations primarily through cash flows from financing operations. As of December 31, 2009 we had total assets of ¥170,986,668 ($25,049,689), of which cash amounted to ¥44,987,580 ($6,590,718), and net accounts receivable (including related party amounts) amounted to ¥92,747,015 ($13,587,514). Working capital amounted to ¥108,597,021 ($15,909,554) and shareholders’ equity amounted to ¥101,456,032 ($14,863,392). The current ratio equaled 2.78, up from 1.90 at June 30, 2009.

Cash from Operating Activities. Net cash used in operating activities was ¥16,912,247 ($2,477,658) in the six months ended December 31, 2009. Compared to the cash amount used in the operating activities, this was an increase of ¥16,225,746 ($2,381,480) compared to ¥656,501 ($96,178) cash used in operating activities for the six months ended December 31, 2008. The increase of receivables reflects the seasonal nature of our business. Our receivables typically increase in the first half calendar year, and we typically receive payments near the end of year, decreasing receivables. The reason for this seasonality is that most of our customers are Chinese state-owned companies and their payment of purchase follows the national budget, which only allows allocation to the operating oil field subsidiaries after July.

The increase in receivables was primarily due to an increase in business contracts in fiscal 2009. The increase in inventory purchased in advance was due to hardware purchases. The increase in accounts payable and accrued liabilities was due to increased purchases of raw materials and other goods. To protect our liquidity, we seek to pay our suppliers as shortly before payments are due as practicable. Both changes in account receivables and payables reflect the seasonal nature of our business. Our revenue has been subject to high seasonality and the revenue recognized in the first quarter is usually the smallest in proportion to that for the whole year in most cases, due to our clients’ budgeting and planning schedule. Nevertheless, we continued to experience steady demand for our services from our oil industrial client base.

Cash from Investing Activities. Net cash used in investing activities was ¥133,554 ($19,566) for the six months ended December 31, 2009, a decrease of ¥3,256,038 ($477,012) compared to the same period in 2008. This decrease in cash used in investing activities was primarily due to the operations we discontinued in 2008.

Cash from Financing Activities. Cash flows provided by financing activities amounted to ¥59,381,762 ($8,699,477) for the six months ended December 31, 2009 and cash flows used in financing activities amounted to ¥453,322 ($66,412) for the six months ended December 31, 2008. Our financing activities during this period included payback of notes payable and receipt of proceeds from our IPO.

Working Capital. Total current assets at December 31, 2009 amounted to ¥169,617,102 ($24,849,046), an increase of approximately ¥94,391,280 ($13,828,401) compared to ¥75,225,822 at June 30, 2009. The increase was attributable mainly to an increase in the amount of trade receivables resulting from higher revenues, increased inventories and our IPO.

Current liabilities amounted to ¥61,020,081 ($8,939,492) at December 31, 2009, in comparison to ¥39,594,476 ($5,800,369) at June 30, 2009. This increase is attributable an increase in the number of projects we have undertaken and our need to order materials for those projects. Also, taxes payable increased significantly, and if we paid that amount at the end of 2009, our working capital might have been affected negatively. In addition, contracts signed during this period featured more guaranteed amounts. The deferred income also increased, leading to an increase of current liabilities.

The current ratio increased from 1.90 at June 30, 2009 to 2.78 at December 31, 2009. The change in our current ratio was primarily due to the IPO. We believe that this changing trend in the current ratio indicates strong operating liquidity for us.

Recently Enacted Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (ASC Topic 810), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning July 1, 2009, and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (ASC Topic 805), Business Combinations, which replaces SFAS No. 141 (ASC Topic 805). The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 (ASC Topic 805-10) which amends SFAS No. 141(R) (ASC Topic 805) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. SFAS No. 141(R) (ASC Topic 805) and FSP FAS 141(R)-1 (ASC Topic 805-10) are effective for us beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) (ASC Topic 805-10) and FSP FAS 141(R)-1 (ASC Topic 805-10) will depend on the nature of acquisitions completed after the date of adoption.

In December 2008, the FASB issued FSP 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (ASC Topic 860), which promptly improves disclosures by public companies until the pending amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (ASC Topic 860) and FIN No. 46, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51 (FIN 46(R)) (ASC Topic 810), are finalized and approved by the Board. The FSP amends SFAS No. 140 to require public companies to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN 46(R) to require public companies to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for reporting periods ending after December 15, 2008. The Company is currently assessing the effect of SFAS 140-4 (ASC Topic 860-10) and FIN 46(R)-8 (ASC Topic 810-10) on its consolidated financial position and results of operations.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles or SFAS No. 168. SFAS No. 168 (ASC Topic 105) will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS No. 168 (ASC Topic 105) reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168(ASC Topic 105) will be effective for financial statements issued for reporting periods ending after September 15, 2009. This will have an impact on the Company’s financial disclosures since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

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

•	FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC topic 320-10-65). This update applies to investments in debt securities for which other-than-

temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in Other comprehensive income).

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

In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4/4T.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2009, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

RECON TECHNOLOGY, LTD

February 11, 2010	By:	/S/ LIU JIA
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

RECON TECHNOLOGY, LTD

RECON TECHNOLOGY, LTD

CONSOLIDATED STATEMENTS OF BALANCE SHEETS

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	December 31, 2009	December 31, 2009
		(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	¥2,727,735	¥44,987,580	$6,590,718
Notes receivable	—	500,000	73,250
Trade accounts receivable, net of allowance for doubtful accounts of ¥604,953 ($88,570) and ¥995,488 ($145,840), respectively	44,103,981	73,698,215	10,796,850
Trade accounts receivable-related parties, net of allowance for doubtful accounts of ¥350,498 ($51,316) and ¥ 0($ 0), respectively	7,458,302	19,048,800	2,790,665
Other receivables, net of allowance for doubtful accounts of ¥1,291,923 ($189,149) and ¥677,664($99,278), respectively	2,048,015	4,706,571	689,517
Other receivables-related parties, net of allowance for doubtful accounts of ¥169,074 ($24,754) and ¥0($0), respectively	507,541	116,615	17,084
Purchase advances, net of allowance for doubtful accounts of ¥1,239,234 ($181,435) and ¥1,303,901($191,023), respectively	5,637,082	12,870,544	1,885,545
Purchase advances-related parties	73,028	—	—
Prepaid expenses	338,072	737,502	108,045
Inventories	10,710,018	12,951,275	1,897,372
Deferred offering costs	1,622,048	—	—

Total current assets	75,225,822	169,617,102	24,849,046
Property and equipment, net of accumulated depreciation of ¥1,006,761 ($147,398) and ¥993,029($145,479), respectively	1,406,876	1,369,566	200,643

	¥76,632,698	¥170,986,668	$25,049,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	¥15,601,101	¥27,720,220	$4,061,035
Trade accounts payable-related parties	189,744	85,876	12,581
Other payables	1,767,005	2,019,718	295,890
Other payables-related parties	73,579	375,300	54,982
Deferred income	2,361,605	5,040,141	738,385
Advances from customers	910,215	25,650	3,758
Accrued payroll and employees’ welfare	393,074	391,794	57,398
Accrued expenses	262,083	433,490	63,507
Taxes payable	9,182,676	12,978,260	1,901,326
Short-term notes payable	3,143,792	3,936,799	576,744
Short-term notes payable-related parties	3,344,377	1,724,075	252,578
Deferred tax liabilities	¥2,365,225	¥6,288,758	$921,308

Total current liabilities	39,594,476	61,020,080	8,939,492

Redeemable ordinary shares	1,434,342	—	—
Shareholders’ equity
Ordinary shares, $0.0185 U.S. dollar par value, 25,000,000 shares authorized; 2,139,203 and 3,951,811 shares issued and outstanding as of June 30, 2009 and December 31, 2009 respectively	300,534	529,637	77,592
Additional paid-in capital	8,732,266	68,292,476	10,004,904
Appropriated retained earnings	1,687,772	2,926,830	428,783
Unappropriated retained earnings	18,043,692	29,762,625	4,360,249
Other comprehensive loss	—	(55,536)	(8,136)

Total controlling shareholders’ equity	28,764,264	101,456,031	14,863,393
Non-controlling interest, net of tax	6,839,616	8,510,556	1,246,804

Total shareholders’ equity	35,603,880	109,966,588	16,110,196

	¥76,632,698	¥170,986,668	$25,049,688

See notes to the consolidated financial statements.

RECON TECHNOLOGY, LTD

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Chinese Yuan (Renminbi)		Chinese Yuan (Renminbi)		U.S. Dollars
	For the Six Months ended December 31,		For the Three Months ended December 31,		For the Six Months ended December 31, 2009
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Hardware	¥66,353,385	¥47,675,310	¥47,081,742	¥37,502,067	$9,720,826
Service	5,965,812	1,400,000	2,992,353	1,306,667	873,996
Software	226,496	649,573	—	649,573	33,182

Total revenues	72,545,692	49,724,883	50,074,094	39,458,307	10,628,004
Cost of revenues	41,469,158	31,141,366	25,396,611	22,338,687	6,075,266

Gross margin	31,076,535	18,583,517	24,677,484	17,119,620	4,552,738

Operating expenses
Selling and distribution expenses	6,023,098	3,337,674	3,863,886	2,606,958	882,389
General and administrative expenses	6,465,900	3,227,615	3,520,245	1,643,679	947,260

	12,488,998	6,565,289	7,384,131	4,250,637	1,829,649

Income from operations	18,587,537	12,018,229	17,293,353	12,868,984	2,723,089
Subsidy income	1,158,034	1,664,615	1,131,709	1,134,700	169,653
Interest income	5,772	11,925	4,096	8,465	846
Interest expense	(77,313)	(60,029)	(36,069)	(60,029)	(11,326)
Other income	82,246	38,167	8,774	38,167	12,049

Income before income taxes and non-controlling interest	19,756,277	13,672,906	18,401,864	13,990,286	2,894,311
Provision for income taxes	(5,106,765)	(3,251,109)	(4,414,087)	(3,231,050)	(748,145)

Income from continuing operations	14,649,512	10,421,797	13,987,777	10,759,236	2,146,166
Loss from operations of discontinued subsidiaries, net of income taxes	—	(442,547)	—	—	—

Net income	14,649,512	9,979,250	13,987,777	10,759,236	2,146,166
Non-controlling interest, net of tax	(1,670,940)	(1,118,422)	(1,433,624)	(1,167,959)	(244,794)
Accrued dividend for redeemable ordinary shares	—	(34,287)	—	(51,521)	—

Net income available for common shareholders	¥12,978,572	¥8,826,541	¥12,554,153	¥9,574,224	$1,901,371

Basic earnings (loss) per share:
Income from continuing operations	¥4.01	¥4.87	¥3.54	¥5.03	$0.59

Loss from discontinued operations	¥—	¥(0.21)	¥—	¥—	$—

Net income	¥4.01	¥4.66	¥3.54	¥5.03	$0.59

Net income available for common shareholders	¥3.55	¥4.13	¥3.18	¥4.48	$0.52

Basic weighted average ordinary shares outstanding	3,656,277	2,139,203	3,951,811	2,139,203	3,656,277

Diluted earnings (loss) per share:
Income from continuing operations	¥3.96	¥4.63	¥3.46	¥4.78	$0.58

Loss from discontinued operations	¥—	¥(0.20)	¥—	¥—	$—

Net income	¥3.96	¥4.43	¥3.46	¥4.78	$0.58

Net income available for common shareholders	¥3.51	¥3.92	¥3.10	¥4.25	$0.51

Diluted weighted average ordinary shares outstanding	3,698,981	2,251,811	4,046,573	2,251,811	3,698,981

Comprehensive income (loss)
Net income	14,649,512	9,944,963	13,987,777	10,742,183	2,146,166
Foreign currency translation adjustment	(55,536)	—	(3,763)	—	(8,136)

Comprehensive income (loss)	¥14,593,976	¥9,944,963	¥13,984,014	¥10,742,183	$2,138,030

Comprehensive income (loss) attributable to non- controlling interest	1,670,940	1,118,422	1,433,624	1,167,959	244,794
Comprehensive income (loss) attributable to common shareholders	¥12,923,036	¥8,826,541	¥12,550,390	¥9,574,224	$1,893,236

See notes to the consolidated financial statements.

RECON TECHNOLOGY, LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Chinese Yuan (Renminbi)		U.S.Dollars
	For the Six Months ended December 31,		For the Six Months ended December 31, 2009
	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss) available for common shareholders	¥12,978,572	¥8,826,541	$1,901,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	170,864	238,995	25,032
Stock based payment	736,688	—	107,925
Minority interest	1,670,940	1,118,422	244,794
Accrued dividend for redeemable common stock	—	34,287	—
Allowance for short-term notes receivables	—	2,704,594	—
Unrealized gain or loss on marketable securities	—	55,516	—
Gain on currency remeasurement	—	(7,492)	—
Movement of deferred taxation	3,923,533	—	574,801
Changes in operating assets and liabilities:
Trade accounts receivable, net	(29,594,234)	(10,627,525)	(4,335,580)
Trade accounts receivable-related parties, net	(11,590,498)	(2,519,601)	(1,698,018)
Other receivable, net	(1,484,297)	(3,338,538)	(217,451)
Other receivable related parties, net	(500,000)	99,550	(73,250)
Purchase advance, net	(783,333)	(1,285,685)	(114,759)
Prepaid expense	(7,160,434)	(588,270)	(1,049,009)
Inventories	(399,430)	521,981	(58,517)
Trade accounts payable	(2,241,257)	(2,298,793)	(328,346)
Trade accounts payable-related parties	12,119,119	5,215,817	1,775,461
Other payables	(103,868)	(2,693,832)	(15,217)
Other payables-related parties	(326,557)	(91,143)	(47,841)
Deferred income	—	(1,631,382)	—
Advances from customers	2,678,536	(476,326)	392,408
Accrued payroll	(884,565)	(38,346)	(129,590)
Accrued employees’ welfare	(1,281)	(292,467)	(188)
Accrued expense	—	299,734	—
Taxes payable	171,407	6,004,062	25,111
Interest payable	3,707,849	113,400	543,203

Net cash (used in) provided by operating activities	¥(16,912,247)	¥(656,501)	$(2,477,658)

Cash flows from investing activities:
Purchases of property and equipment	(133,554)	(683,097)	(19,566)
Proceeds from sale of property and equipment		(113,400)	—
Decrease in cash resulting from de-consolidation of variable interest entities		(2,763,095)	—
Proceeds from short-term notes receivable		170,000	—

Net cash used in investing activities	¥(133,554)	¥(3,389,592)	$(19,566)

Cash flows from financing activities:
Proceeds from stock issuance	60,209,057	—	8,820,677
Proceeds from short-term notes payable	1,806,464	758,991	264,648
Repayment of short-term notes payable		(478,576)	—
Repayment of long-term notes payable		(357,737)	—
Proceeds from short-term notes payable-related party	(2,633,759)	(376,000)	(385,848)

Net cash (used in) provided by financing activities	¥59,381,762	¥(453,322)	$8,699,477

Effect of exchange rate fluctuation on cash and cash equivalent	(76,116)	—	(11,151)

Net change in cash	¥42,259,845	¥(4,499,415)	$6,191,102
Cash and cash equivalents at beginning of period	2,727,735	9,034,560	399,598

Cash and cash equivalents at end of period	¥44,987,580	¥4,535,145	$6,590,428

Supplemental cash flow information
Cash paid during the period for interest	—	—	—
Cash paid during the period for taxes	248,176	811,267	36,356

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

The following former subsidiaries of Nanjing Recon were sold by June 2009:

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 28, 2000 a Principal Shareholder of the Company purchased a controlling interest in BHD which was organized under the laws of the PRC on June 29, 1999. As at December 31, 2008 and 2009, the Principal Shareholder held 67.5% ownership in BHD. BHD is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on FIN 46(R) (ASC Topic 810). The profits and losses to the Company are allocated based upon the control agreements, which is 90% and 100%, respectively. The profits allocated to the minority interest are the remaining amount (10%).

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 21, 2003, ENI was organized under the laws the PRC. Principal Shareholders of the Company own a controlling interest of ENI. As at December 31, 2008 and 2009, the Principal Shareholders held 80% ownership interest in ENI. ENI is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on FIN 46(R) (ASC Topic 810). The profits and losses to the Company are allocated based upon the control agreements, which is 90% and 100%, respectively. The profits allocated to the minority interest are the remaining amount (10%).

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Translating Financial Statements - The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They are combined through the date of the exclusive agreements, and they are consolidated following January 1, 2008, the date of the agreements. The accompanying consolidated financial statements include the financial statements of the Company, its subsidiaries, and VIEs for which the Company is the primary beneficiary. All inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature.

Convenience Translation - The Company’s functional currency is the Chinese Yuan (“Renminbi”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The consolidated financial statements as of and for the period ended December 31, 2009 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers and are unaudited. The translation has been made at the rate of ¥ 6.8259= US$1.00, the approximate exchange rate prevailing on December 31, 2009. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

Accounting Estimates - The preparation of the consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, and useful lives of property and equipment. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advances from Customers - The Company, as is common practice in the PRC, will often receive advance payments from its customers for its products. The advances are showed as a current liabilities and are recognized as revenue when the products are delivered

Stock Split - On June 8, 2009, in connection with the Company’s contemplated initial public offering (“IPO”) of ordinary shares, the Board of Directors approved a 42.7840667-to-1 split of ordinary shares and redeemable ordinary shares to shareholders of record as of such date. All references to the number of ordinary shares and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hardware:

Revenue from hardware sales is generally recognized when the product is shipped to the customer and when there are no unfulfilled company obligations that affect the customer’s final acceptance of the arrangement.

Software:

The Company sells self-developed software. For software sales, the Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2 (ASC985-605), “Software Revenue Recognition,” and related interpretations. Revenue from software is recognized according to project contracts. Contract costs are accumulated during the periods of installation and testing or commissioning. Usually this is short term. Profits are not recognized until completion of the contracts. Costs included in inventory as work in process include direct materials, labor and related expense. Corporate general and administrative expenses are charged to expense in the period they are incurred.

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsidy Income - The Company received grants of ¥1,158,034 and ¥1,664,615 from the local government for the six months ended December 31, 2009 and 2008, respectively. These grants were given by the government to support local software companies’ operation and research and development. Grants related to research and development projects are recognized as subsidy income in the consolidated statements of operations when related expenses are recorded. Grants in form of value-added-tax refund are recognized when received.

Share-Based Compensation - The Company accounts for share-based compensation in accordance with SFAS No. 123(R) (ASC Topic.718), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the share award using the straight-line method.

Income Taxes - Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 (ASC Topic 740), Accounting for Income Taxes. Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company has not been subject to any income taxes in the United States or the Cayman Islands.

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

Recently Enacted Accounting Standards - In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (ASC Topic 810), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning July 1, 2009, and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on the financial statements.

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2009, the FASB issued three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP 157-4 (ASC Topic 820-10) clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP 115-2 (ASC Topic 320-10) and FSP 124-2 (ASC Topic 320-10) establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP 107-1 and APB 28-1(ASC Topic 825-10) expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (ASC Topic 26), to interim periods. The Company does not expect the adoptions of the three Staff Positions have a material impact on its consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles or SFAS No. 168. SFAS No. 168(ASC Topic 105) will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related accounting literature. SFAS No. 168 (ASC Topic 105) reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 (ASC Topic 105) will be effective for financial statements issued for reporting periods ending after September 15, 2009. This will have an impact on the Company’s financial disclosures since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. TRADE ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at June 30, 2009 and December 31, 2009:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	December 31, 2009	December 31, 2009
		(Unaudited)	(Unaudited)
Trade accounts receivable	¥44,708,934	¥74,693,703	$10,942,689
Allowance for doubtful accounts	(604,953)	(995,488)	(145,840)

Trade accounts receivable, net	¥44,103,981	¥73,698,215	$10,796,850

NOTE 4. INVENTORIES

Inventories consisted of the following at June 30, 2009 and December 31, 2009:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	December 31, 2009	December 31, 2009
		(Unaudited)	(Unaudited)
Purchased goods and raw materials	¥228,569	¥6,000,116	$879,022
Work in process	319,490	982,629	143,956
Finished goods	10,161,959	5,968,530	874,395

Total inventories	¥10,710,018	¥12,951,275	$1,897,372

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Motor vehicles	10 Years
Office equipment	2-5 Years
Leasehold improvement	5 years

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gain or loss on the sales or retirements is included in the consolidated statements of operations. Accumulated depreciation expense was ¥1,006,761 ($147,398) and ¥993,029 ($145,473) as at June 30, 2009 and December 31, 2009, respectively. Property and equipment consisted of the following at June 30, 2009 and December 31, 2009:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	December 31, 2009	December 31, 2009
		(Unaudited)	(Unaudited)
Motor vehicles	¥1,464,918	¥1,544,114	$226,214
Office equipment and fixtures	779,257	541,543	79,336
Leasehold improvement	169,462	276,938	40,572

Total property and equipment	2,413,637	2,362,595	346,122
Less: Accumulated depreciation	(1,006,761)	(993,029)	(145,480)

Property and equipment, net	¥1,406,876	¥1,369,566	$200,643

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

Statutory Reserves - According to the Articles of Incorporation, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. As of June 30, 2009 and December 31, 2009 the balance of total statutory reserves was ¥1,687,772 and ¥2,926,830 ($428,764).

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes are comprised of the following:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	December 31, 2009	December 31, 2009
		(Unaudited)	(Unaudited)
Allowance for doubtful receivables	¥913,943	¥572,685	$83,899
Deferred revenue and cost recognition in tax return	(3,901,616)	(7,483,891)	(1,096,396)
Loss carryforward	622,448	622,448	91,189

Total deferred income tax assets (liabilities)	¥(2,365,225)	¥(6,288,758)	$(921,308)

Following is a reconciliation of income taxes at the calculated statutory rates:

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Six months Ended December 31,		For the Six months Ended December 31, 2009
	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)
Income tax calculated at statutory rates	¥3,251,109	¥5,760,633	$843,938
Benefit of favorable rate for high-technology companies		(653,869)	(95,792)

Provision for income taxes	¥3,251,109	¥5,106,765	$748,145

The provision for income taxes is comprised of the following:

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Six months Ended December 31,		For the Six months Ended December 31, 2009
	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)
Current income taxes	¥3,251,109	¥1,186,406	$173,809
Deferred income taxes	—	3,920,358	574,336

Provision for income taxes	¥3,251,109	¥5,106,765	$748,145

NOTE 8. NOTES PAYABLE

Notes payable consist of the following:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	December 31, 2009	December 31, 2009
		(Unaudited)	(Unaudited)
Short-term notes payable due to non-related parties
Due-on-demand note payable, no interest	¥1,374,888	¥1,374,888	$201,422
Short-term note payable, no interest, matures on December 31, 2010	193,504	—	—
Short-term notes payable, interest at 6%, matures on December 9, 2010	625,400	1,172,911	171,832
Short-term note payable, no interest, matures on December 31, 2010	300,000	939,500	137,638
Short-term note payable, no interest, matures on May 10, 2010	650,000	449,500	65,852

Total short-term notes payable due to non-related parties	¥3,143,792	¥3,936,799	$576,744

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	December 31, 2009	December 31, 2009
		(Unaudited)	(Unaudited)
Short-term notes payable due to related parties:
Due-on-demand note payable to Principal Shareholders, no interest	¥376,377	¥406,995	$59,625
Short-term note payable to a Principal Shareholder’s family member, interest at 6%, matures on May 5, 2010	182,000	249,100	36,493
Short-term note payable to a Principal Shareholder’s family member, interest at 6%, matures on December 9, 2010	53,000	350,000	51,275
Short-term note payable to management, interest at 6%, matures on December 9, 2010	583,000	717,980	105,185

Total short-term notes payable due to related parties	¥3,344,377	¥1,724,075	$252,578

NOTE 9. CONCENTRATIONS

For the six month ended December 31, 2008, the Company’s two largest customers accounted for approximately 59% and 33% of its revenue. For the six months ended December 31, 2009, the largest two customers represented about 58.27% and 21.77% of the Company’s revenue. For the period ended December 31, 2009, no supplier accounted 10% of its cost of revenue.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company leases offices in Beijing, Nanjing and Shandong. The amount of commitments for non-cancelable operating leases for remaining quarters of 2010 is ¥64,800 ($9,493). All the lease agreements expire in 2010.

NOTE 11. RELATED PARTY TRANSACTIONS

Receivables from related parties - At June 30, 2009 and December 31, 2009, the Company had net trade receivables from related parties of ¥7,458,302 ($1,091,960) and ¥19,048,800 ($2,790,542), respectively, for the sale of goods to related parties and net other receivables from related parties of ¥507,541 ($74,308) and ¥116,615 ($17,083), respectively.

Payables to related parties - At June 30, 2009 and December 31, 2009, the Company owed related parties ¥189,744 ($27,780) and ¥85,876($12,580), respectively, for the purchase of goods. The Company also had other payables to related parties of ¥ 73,579 ($10,773) and ¥375,300($54,979), respectively, due to Principal Shareholders and companies under common ownership for payments of expenses made on behalf of the Company.

Leases from related parties - On January 1, 2009, the Company entered into a one-year agreement with Mr. Chen Guangqiang for the lease of office space. The terms of the agreement state that the Company will lease the property for one year, and pay Mr. Chen Guangqiang ¥4,500 per month.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also rents office space from Mr. Yin Shenping’s wife. The Company pays ¥15,000 per month to Mr. Yin Shenping’s wife for its use.

NOTE 12. DISCONTINUED OPERATIONS

In 2008, the Company completed the sale of Xiamen HengdaHaitian and Bejing Yabei Nuoda. Both Xiamen Hengda Haitian and Yabei Nuoda were previously controlled by one of our principle shareholders. The Company determined that these two subsidiaries met the criteria for classification as discontinued operations in the first quarter of fiscal year 2008. The financial results associated with the two subsidiaries for the period ended December 31, 2008 are included in discontinued operations.

Summarized Statements of Income data for discontinued operations is as follows:

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Six months Ended December 31, 2008 2009		For the Six months Ended December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	¥3,495,001	¥—	$—

Income(loss) before provision for income tax	(442,547)	—	—
Provision for income tax	—	—	—

Income from discontinued operations, net of tax	¥(442,547)	¥—	$—

NOTE 13. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment” (“SFAS No. 123-R”) (ASC 718), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) (ASC 718) to provide guidance on SFAS No. 123-R. The Company has applied SAB 107 in its adoption of SFAS No. 123-R.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s option plans.

Share-based Payments - As discussed in Note 6, the Company granted options to purchase 293,000 ordinary shares under the 2009 Plan to its employees and non-employee directors on July 29, 2009. The options have an excise price of $6.00 equal to the IPO price of the Company and will be vested over a period of five years, with the first 20% vesting on July 29, 2010. The options will expire ten years after the date of grant, on July 28, 2019. For the six months ended December 31, 2009, the fair value were estimated using the Binomial Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

Six Months Ended December 31, 2009
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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The grant date fair value of the options was ¥30.17. Compensation expense recorded for the six months ended December 31, 2009 was ¥736,688 ($107,838).

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

The Company had 293,000 of granted stock options that were exercisable as of December 31, 2009 and zero of granted stock options as of December 31, 2008. The Company had 170,000 of granted placement agent warrants as of December 31, 2009 and zero of warrants as of December 31, 2008.

NOTE 14 EARNINGS PER SHARE.

Statement of Financial Accounting Standards No. 128 (ASC Topic 260), “Earnings per share” requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations are presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares outstanding for the year. “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options (applying the treasury stock method).

According to the share subscription agreement signed on December 10, 2007, if the company completes an initial public offering of its common stock on or before September 30, 2009, the founder’s obligation to purchase, and the investor’s obligation to sell, the shares shall terminate automatically and immediately. So the company’s 112,608 redeemable ordinary shares are currently included in the calculation of the basic EPS and there are no more redeemable shares.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Six Months Ended December 31,		For the Six Months Ended December 31, 2009
	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Basic weighted average ordinary shares outstanding	3,656,277	2,139,203	3,656,277
Effect of redeemable ordinary shares		112,608
Effect of Share-based Payments and Placement Agent Warrants	42,703	—	42,703
Diluted weighted average ordinary shares outstanding	3,698,981	2,251,811	3,698,981

Net income from continuing operations	¥14,649,512	¥10,421,797	$2,146,166
Basic earning per share	¥4.01	¥4.87	$0.59
Diluted earnings per share	¥3.96	¥4.63	$0.58

Income from discontinued operations	¥—	¥(442,547)	$—
Basic earning per share	¥—	¥(0.21)	$—
Diluted earnings per share	¥—	¥(0.20)	$—

Net income available for common shareholders	¥12,978,572	¥8,826,541	$1,901,372
Basic earnings per share	¥3.55	¥4.13	$0.52
Diluted earnings per share	¥3.51	¥3.92	$0.51

NOTE 15. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Basis of presentation - For the purpose of presenting parent company only condensed financial information, the Company recorded its interest in subsidiaries and variable interest entities under the equity method of accounting in the condensed balance sheets and reported its share of the profit (loss) of its subsidiaries and variable entities as equity in (profit) loss of subsidiaries and variable interest entities in the condensed statements of operations. These parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Chinese Yuan (Renminbi)		U.S. Dollars
	30-Jun 2009	31-Dec 2009	Dec 31, 2009
		(Unaudited)	(Unaudited)
ASSETS
Cash and cash equivalents	¥22	¥42,301,666	$6,197,229
Receivables from a subsidiary	1,373,487	15,378,968	2,253,032
Other receivable	—	26,196	3,838
Prepaid expenses	—	721,144	105,648
Interests in subsidiaries and variable interest entities	28,844,818	44,798,843	6,563,068

Total assets	¥30,218,327	¥103,226,817	$15,122,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Other payable	¥—	¥103,866	$15,216
Payable to a subsidiary	—	1,640,502	240,335
Other payable - related parties	19,721	26,418	3,870

Total current Liabilities	19,721	1,770,786	259,422
Redeemable ordinary shares	1,434,342	—	—
Shareholders’ equity
Ordinary shares, $0.0185 U.S. dollar par value, 25,000,000 shares authorized and 2,139,203 shares outstanding	300,534	529,637	77,592
Additional paid-in capital	8,732,266	68,292,476	10,004,904
Statutory reserves	1,687,772	2,926,830	428,783
Retained earnings	18,043,692	29,762,625	4,360,249
Other comprehensive income	—	(55,536)	(8,136)

Total shareholders’ equity	28,764,264	101,456,031	14,863,393

Total liabilities and shareholders’ equity	¥30,218,327	¥103,226,817	$15,122,814

	Chinese Yuan (Renminbi)		U.S. Dollars
	For 6 monts Ended December 31,		For the Six Months Ended June 30, 2009
	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)
General, administrative and selling expense	¥(822,808)	¥(2,988,686)	$(437,845)
Other income (expenses)	—	—	—

Operating loss	(822,808)	(2,988,686)	(437,845)

Profit from variable interest entities and subsidiaries	9,401,398	15,974,611	2,340,294
Interest income	822	(7,353)	(1,077)

Net income	9,402,220	12,978,572	1,901,372
Dividends on redeemable ordinary shares	—	—	—

Net Income available for common shareholders	¥9,402,220	¥12,978,572	$1,901,372

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Chinese Yuan (Renminbi)		U.S. Dollars
	For Six Months Ended December 31,		For the Six Months ended December 31, 2009
	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income available for common shareholders	¥9,402,220	¥12,978,572	$1,901,372
variable interest entities	(9,401,398)	(15,974,611)	(2,340,294)
Share-based payment	—	736,688
Changes in current assets and liabilities
Receivables from a subsidiary	—	(14,005,481)	(2,051,815)
Other receivable	—	(26,196)	(3,838)

Prepaid expense	—	(721,143)	(105,648)

Interest payable	(822)	—
Other payable		(839,864)

Net cash used in operating activities	—	(17,852,035)	(2,600,223)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	—	60,209,057	8,820,677

Net cash provided by financing activities	—	60,209,057	8,820,677

Effect of foreign exchange rate fluctuation		(55,378)	(8,113)
Net change in cash	—	42,301,644	6,197,226
Cash and cash equivalents at beginning of year	22	22	3

Cash and cash equivalents at end of year	¥22	¥42,301,666	$6,197,229