Form 10-Q
period 2010-03-31
Recon Technology, Ltd
filed 2010-05-17
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Overview

Our company focuses on production and service for oil field exploitation industry companies in the People’s Republic of China. Through our contractual relationships with Beijing BHD Petroleum Technology Co., Ltd. (“BHD”), Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”), and Jining ENI Energy Technology Co., Ltd. (“ENI” and, together with BHD and Nanjing Recon, the “Domestic Companies”), we provide equipment, tools and other hardware related to oil field production and management and develop and sell our own specialized industrial automation control and information solutions. However, we do not engage in the production of petroleum or petroleum products.

Following our initial public offering and listing on the NASDAQ Capital Market, our business continued to grow due to our efforts to optimize our product portfolio and expand into new business areas. For the nine months ended March 31, 2010 and 2009, our total revenues amounted to $14.46 million and $9.09 million, respectively. We believe our sustained growth is mainly due to our efforts to expand our business and optimize our product portfolio. We derive revenues from hardware sales and software service. For the nine months ended March 31, 2010, approximately 92.01% of our revenues came from hardware sales, and approximately 7.99% came from software services. For the same period in 2009, hardware sales and software services constituted 96.19% and 3.81%, respectively, of our revenues.

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

With deeper development of the oil field industry, most oil fields in China have entered the third stage of oil extraction. During this stage, oil well output decreases, water content increases, and costs associated with extraction increase.

Through application of the automation system we provide, oil well head information such as indicator diagrams, current diagrams, oil pressure, oil temperature and the running status of oil wells, can be accurately passed on to management in real time. Management can analyze information on a graphic computer display and act on decisions with remote control over oil extraction wells, including such features as auto delayed start-up of oil extraction wells after being switched on/off or intermittent extractions. The system can achieve failure protection and send timely alarms. For instance, the system is equipped with automatic stopping mechanisms and alarms in case of blocking, breaking of oil extraction rods, and phase breaking to avoid major accidents. The measurement station can automatically measure liquid and gas and transfer the data to the central control room in real time. With this system, the oil well heads and measurement stations do not need to be monitored by personnel. In addition, real-time information transfers between the oil extraction well and management have improved labor productivity, reduced manual labor requirements, lowered costs for oil extraction, eliminated failures in time, increased oil output, actualized automatic management for oil fields and integrated management above and below ground. The automation system also provides full and accurate data for research and development of petroleum deposit projects as well as a reliable technical basis for oil field productions and decision-making.

Our automation system can also be used in connection with the delivery of liquefied natural gas. China’s natural gas consumption continued to maintain fast growth while the share of gas in the primary energy consumption mix rose to over 4%. Demands of pipeline transportation is boasting. We are optimistic about our company’s products and service development in this aspect.

Apart from the above-mentioned factors, we believe increasingly intense competition in the oil field market, increasing efficiency by reducing redundant staff and reduction of cost is bound to facilitate the all-around generalization of the automation system.

Accordingly, any significant change in the general demand for oil and liquefied natural gas in China, the PRC government’s policy or the strategies of major PRC energy companies may significantly affect the demand for our service and products and, as a result, our revenues and financial condition.

In addition, our oil well water finding/blocking technology, multipurpose fissure shaper, and high-efficiency heating furnace can, in certain circumstances, increase the oil field output, decrease the water content, save energy, lower consumption, reduce the oil extraction cost, and strengthen the competitive force of the domestic oil fields.

Relevant Industry-Wide Trends. Management believes the Chinese oil field service industry is likely to experience rapid growth in the near future. This belief is based on management’s experience in the industry and its analysis of the following recent trends:

•

Management believes that larger companies in China are becoming more sophisticated in managing and implementing their information systems. Management believes that these tendencies are likely to create a strong demand for software integration and customized system development from these larger companies. As a result, management believes that many oil field service providers will attempt to reposition their businesses as development services providers, rather than “off-the-rack” vendors. In the context of economic transformation, local manufacturers will likely face industrial restructuring as they try to grow to compete and fend off increased pressure from greatly shortened product lives. Management believes that the use of advanced information technologies is becoming more important to success in the market.

•

Management believes that a significant number of Chinese manufacturers, especially those in the oil and gas industry, still lack sufficient technical applications and services for their needs. These companies tend to be more cost-sensitive. Management believes that such clients would be more likely to use our services and products to reduce expenses. Management believes this will be an increasingly competitive market.

•

Management also believes that high-tech and precise instruments will become increasingly prevalent in the oil field service market, as China continues to be more dependent on oil and gas and as oil and gas resources continue to decline.

Dependence on CNPC and Sinopec. We derive substantially all of our revenues from the operating subsidiaries of two customers, (i) CNPC and (ii) Sinopec. For the nine months ended March 31, 2010, 47.37% of our revenues came from CNPC and 36.87% of our revenues came from Sinopec. In order to grow and to protect our company against the risks associated with our dependence on CNPC and Sinopec, management intends to improve our services and expand our potential market by seeking to establish new relationships. Management believes that a large number of Chinese petroleum companies are likely to require services and products such as those we provide.

Nature of Operations. Our technicians and solutions were developed based on our strong industrial expertise in the oil and gas industry. Products and services provided by us mainly include:

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

•

Water System. We have developed and implemented technology designed to find and block water content in oil fields. As China’s extraction of oil has increased, the quantity of available oil has decreased and the water content in the remaining oil has increased. In order to improve our efficiency and profitability in extraction, we have developed technology to reduce the amount of water in extracted oil.

•

Oil Field Furnaces. Crude oil contains certain impurities that must be removed before the oil can be sold, including water and natural gas. To remove the impurities and to prevent solidification and blockage in transport pipes, companies employ heating furnaces. We have researched, developed and implemented a new oil field furnace that is advanced, highly automated, reliable, easily operable, and comparatively safe and highly heat efficient (90% efficiency).

•

Multipurpose Fissure Shaper. We have also developed a multipurpose fissure shaper to improve our ability to test for and extract oil. Before any oil field service extractor can test for the presence of oil, it must first perforate a hole for testing. The depth of the perforated hole is, of course, extremely important in the testing process: a hole that is too shallow may cause an extractor to miss an oil field entirely. We have developed a proprietary multipurpose fissure shaper that is used with the perforating gun to effectively increase the perforation depth by between 46% and 80%, shape a great number of stratum fissures, improve the stratum diversion capability and, as a result, improve our ability to locate oil fields and increase the output of oil wells.

As a technology development company, we put a priority on research, exploration, design and innovation. For years we have been increasing our focus on attracting and training talents to continually improve our research and development capability.

Factors Affecting Our Results of Operations — Generally

Our operating results in any period are subject to general conditions typically affecting the Chinese oil-field service industry including:

•	the amount of spending by our customers, primarily those in the oil and gas industry;

•	growing demand from large corporations for improved management and software designed to achieve such corporate performance;

•	the procurement processes of our customers, especially those in the oil and gas industry;

•	competition and related pricing pressure from other oil field service solution providers, especially those targeting the Chinese oil and gas industry;

•	the ongoing development of the oil field service market in China; and

•	inflation and other factors.

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

Revenue Recognition. We recognize revenue when it is realized and earned. We consider revenue realized or realizable and earned when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been provided, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client and the client has signed a completion and acceptance report, risk of loss has transferred to the client, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in client acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

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

Allowance for Doubtful Accounts. Trade accounts receivable and other receivables are recognized initially at fair value and subsequently measured at amortized cost using the effective interest method, less a provision made for impairment of these receivables. Provisions are applied to trade accounts and other receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful debts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for trade accounts receivable was ¥604,953 ($88,570) and ¥1,993,588 ($291,627) on June 30, 2009 and March 31, 2010 respectively. Our allowance for trade accounts receivable increased primarily because (i) we did not reclassify any accounts receivable as receivable from related parties, so all amounts were reflected in the allowance and (ii) as our business grows, our management continually conducts comprehensive risk assessments and increases the allowance to guard against bad debts accordingly. However, most of the growth occurred between us and our large clients. Because these clients are Chinese state-owned companies, our management believes the possibility that these accounts receivable will be uncollectable is relatively low. If the financial condition of our clients were to deteriorate, resulting in their inability to make payments, an additional allowance might be required.

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

Gains or losses on sales or retirements are included in the consolidated statements of operations in the year of disposition. Accumulated depreciation expense was ¥1,006,761 ($147,398) and ¥1,085,419 ($158,778) as of June 30, 2009 and March 31, 2010, respectively.

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30,	March 31,	March 31,
	2009	2010	2010
		(Unaudited)	(Unaudited)
Motor vehicles	¥1,464,918	¥1,725,831	$252,458
Office equipment and fixtures	779,257	587,718	85,973
Leasehold improvement	169,462	276,938	40,511

Total property and equipment	2,413,637	2,590,487	378,942
Less: Accumulated depreciation	(1,006,761)	(1,085,419)	(158,778)

Property and equipment, net	¥1,406,876	¥1,505,068	$220,165

Software Development Costs. We charge all of our development costs to research and development until we have established technological feasibility. We acknowledge technological feasibility of our software when a detailed program design has been completed, or upon the completion of a working model. Upon reaching technological feasibility, we capitalize additional software costs until the software is available for general release to customers. Although we have not established a budget or timetable for software development, we anticipate the need to continue the development of our software products in the future and the cost could be significant. We believe that, as in the past, the costs of development will result in new products that will increase revenue and therefore justify costs. There is, however, a reasonable possibility that we may be unable to realize the carrying value of our software, and the amount not so realized may adversely affect our financial position, results of operation or liquidity in the future.

Cost of Revenues. Cost of revenues includes wages, materials, handling charges, and other expenses associated with manufactured products and services provided to customers; the cost of purchased raw materials such as steel products and chemical materials. We expect cost of revenues to grow as our revenues grow. It is possible that we could incur development costs with little revenue recognition, but based upon our past history, we expect our revenues to grow.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenues. Our total revenues increased by approximately 111.21% or ¥13,841,606, from ¥12,446,759 ($1,820,740) for the three months ended March 31, 2009 to ¥26,288,365 ($3,845,521) for the three months ended March 31, 2010. For the three month period ended March 31, 2010, over half of the increase in our revenues came from our newly established market in the Northeast district of Sichuan province. Growth in our software and service business also contributed to our revenue growth. We established a strategic alliance in this market, which our management believes will benefit our business in the long-term. It is also our strategy to develop a value-added service business related to our hardware sales and to bind more service contracts with our hardware sales in an effort to improve client satisfaction.

Additionally, our increase in revenues resulted directly from our growing relationships with CNPC and Sinopec. Specifically, the Chinese government has attached great importance to the safety problems that exist in the Chinese energy industry by implementing numerous new projects and initiatives designed to increase safety and security in the Chinese energy industry. This replacement project is a Chinese reform project designed to eliminate hidden security dangers and develop key projects for saving energy and materials. As a result of the new policies, the Chinese government has increased spending to replace equipment with potential safety problems. As such, we have experienced increased sales and a greater demand for our maintenance services, which has increased our revenue. Additionally, as we have provided services to CNPC and Sinopec and our relationships have grown, they have chosen to continue to use our solutions. During the three month period ended March 31, 2010, more than 90% of our revenues were generated through our business engagements with CNPC and Sinopec, the two largest Chinese oil companies. These significant engagements made it possible for us to improve our service quality, products’ popularity and adaptability for a very limited number of customers. Further, this long-term cooperation has provided us more priority collecting receivables on time than we believe we otherwise would have. We expect that our gross revenues will continue to increase over time as we:

•	use the money we raised in our initial public offering to grow our Company;

•	expand the adoption of our solutions into other markets outside the Chinese oil and gas industry; and

•	introduce our solutions to businesses located outside of China.

Cost of Revenues. Our cost of revenues includes costs related to the design, implementation, delivery and maintenance of our software solutions and raw materials. We have set up service and maintenance centers in Xinjiang, Jidong district, and other locations which can provide our customers with technical consulting, repair and maintenance services. We purchase equipment based on each client’s needs. Raw materials used to produce our hardware products consist largely of steel products and chemical products.

Our cost of revenues increased from ¥6,467,134 ($946,027) in the three months ended March 31, 2009 to ¥14,538,530 ($2,126,729) for the same period of 2010, an increase of ¥8,071,396 or 124.81%. As a percentage of revenues, our cost of revenues increased from 51.96% in 2009 to 55.30% in 2010. Our cost of revenues increase because our new business was still in its infancy stage and the cost of our raw materials and parts increased. Our management is currently working on integrating our purchasing resources to reduce our cost of revenues.

Gross Margin. For the three months ended March 31, 2010, our gross margin increased to ¥11,749,834 ($1,718,792) from ¥5,979,625 ($874,713) for the same period in 2009, an increase of ¥5,770,209, or approximately 96.50%. For the three months ended March 31, 2010, our gross margin as a percentage of revenue decreased slightly to 44.70%, compared to 48.04% for the same period ended March 31, 2009. This result was due to the fact that the increase in the cost of our raw materials outpaced our increase in revenue. Our management believes our gross margin will remain at a relatively high level as we remain focused on developing our primary business and continue to select contracts with high margin.

Operating Expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of costs from our human resources organization, facilities costs, depreciation expenses, professional advisor fees, audit fees, options expenses and other expenses incurred in connection with general operations. General and administrative expenses increased 421.38%, or ¥2,697,443, from ¥640,148 ($93,642) in the three months ended March 31, 2009 to ¥3,337,591 ($488,230) for the same period of 2010. General and administrative expenses were 5.14% of total revenues in 2009 and 12.70% of total revenues in 2010. This result was primarily due to three factors: (1) we reclassified certain administrative expenses as deferred listing costs to decrease our basis of comparison, (2) our wage costs and expenses associated with our incentive share options increased, and (3) our audit fees, attorney fees and IR fees increased.

Selling and Distribution Expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization; sales commissions; costs of our marketing programs, including public relations, advertising and trade shows; and an allocation of our facilities and depreciation expenses. Selling and distribution expenses increased by 7.84%, from ¥1,422,598 ($208,101) for the three months ended March 31, 2009 to ¥1,534,090 ($224,410) for the same period of 2010. This increase resulted primarily from our business expansion activities. Because of the rapid growth of sales of furnaces, sales commissions for such sales also increased quickly. As we continued to solidify our business relationships with other companies, we required extensive marketing efforts and incurred the costs associated therewith. At present, we are expanding our business in the Sichuan province and the Tuha oilfield. In order to successfully increase the scope of our client base, we established new local offices in different areas of China. We expect that our selling and distribution expenses will correspondingly increase. Selling and distribution expenses were 11.43% of total revenues in the three months ended March 31, 2009 and 5.84% of total revenues in same period of 2010. As we increase the scope of our client base over the next several years, we expect to see our selling and distribution expenses as a percentage of revenue increase as a result, in part, of our expanded marketing efforts. We expect that our marketing efforts will require a period of time before resulting in additional sales.

Income from Operations. Income from operations was ¥6,878,153 ($1,006,152) for the three months ended March 31, 2010, compared to ¥3,916,878 ($572,970) for the same period of 2009, an increase of ¥2,961,275 ($433,182) or 75.60%. This increase in income from operations can be attributed primarily to the increase in sales volume to CNPC and Sinopec.

Provision for Income Taxes. Income taxes are provided for based upon the liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded against deferred tax assets if it is not likely that the asset will be realized. In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for the fiscal years beginning after December 15, 2006. The adoption of this interpretation had no material effect on the Company’s financial statements.

We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in the PRC are generally subject to enterprise income tax at a rate of 25%.

Due to Nanjing Recon’s location in a State Standard High Technology Development Zone, it was granted a certification of High Technology Enterprise and was taxed at a rate of 15% for taxable income generated and was 50% exempt from this income tax from 2005 to 2007. The high-technology company certificate issued by the Science and Technology Bureau of Jiangsu Province to Nanjing Recon expired December 19, 2009. This certificate entitled us to preferential tax treatment of 15% enterprise income tax (“EIT”). We have submitted an application to renew our high-tech status certificate in May 2010 and expect to receive the approval in May 2010. The loss of this certificate may result in the Company paying an additional 10% EIT on its taxable income. While we await renewal of this certificate, we are subject to a 25% EIT rate; however, upon renewal, the 15% EIT rate will be applied retroactively. For this reason, we present our effective EIT for Nanjing Recon at 15%. If Nanjing Recon’s application were not approved, we would need to pay an additional amount of taxes to cause Nanjing Recon’s effective EIT rate to be 25%.

ENI is subject to a 25% EIT rate. BHD has been designated as a Qualifying High Technology company and has therefore been subject to 15% EIT rate since the beginning of the 2010 calendar year. We had minimal operations in jurisdictions other than the PRC. Income tax expense for the three months ended March 31, 2009 and 2010 were ¥230,006 ($33,646) and ¥2,082,801 ($304,677), respectively. This result is primarily due to (i) increased revenues from sales, (ii) a large amount of expenses that we were not able to deduct, and (iii) the increased tax rate from 15% to 25% for one of our subsidiaries during the transition period.

Income from Continuing Operations. As a result of the factors described above, income from continuing operations was ¥5,172,179 ($756,598) for the three months ended March 31, 2010, an increase of ¥1,241,765 ($181,648) or 31.59% over the same period of 2009.

Net Income Available for Common Shareholders. As a result of the factors described above, net income available for common shareholders was ¥4,524,351 ($661,832) for the three months ended March 31, 2010, an increase of ¥1,509,794 ($220,856) or 50.08% over the same period of 2009.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenues. Our total revenues increased by approximately 58.97% or ¥36,662,415 ($5,363,060), from ¥62,171,642 ($9,094,607) for the nine months ended March 31, 2009 to ¥98,834,057 ($14,457,667) for the nine months ended March 31, 2010. The sales of our hardware products drove our revenue growth. We believe our software and service business are likely to play a large role in future revenues. Most of the increase of revenue was a result of our cooperation with new clients.

Cost of Revenues. Our cost of revenues increased from ¥37,608,500 ($5,501,456) in the nine months ended March 31, 2009 to ¥56,007,688 ($8,192,930) for the same period of 2010, an increase of ¥18,399,188 ($2,691,474) or 48.92%. As a percentage of revenues, our cost of revenues decreased from 60.49% in 2009 to 56.67% in 2010. Our focus on solutions with comparatively higher margins, such as our software and service solutions, allowed our cost of revenues to decrease as a percentage of revenues, even as our business grew. We expect this trend will continue, provided we are able to continue to grow our higher-margin solution revenues.

Gross Margin. For the nine months ended March 31, 2010, our gross margin increased to ¥42,826,369 ($6,264,737) from ¥24,563,142 ($3,593,151) for the same period in 2009, an increase of ¥18,263,227 ($2,671,586) or approximately 74.35%. For the nine months ended March 31, 2010, our gross margin as a percentage of revenue increased to 43.33%, from 39.51% for the same period ended March 31, 2009. This increase in gross margin can be attributed primarily to the increase in sales volume to CNPC and Sinopec, combined with the development of our lower cost software and service business. During this period, the company achieved many new software contracts in Sichuan province of China. The growth of our market share and increase in average revenues per contract has made it possible for us to take advantage of economies of scale. We believe this increase in sales volume resulted, in part, from the Chinese government’s policy of improving safety and security in the energy industry.

Operating Expenses.

General and Administrative Expenses. General and administrative expenses increased 153.47%, or ¥5,935,728 ($868,292), from ¥3,867,763 ($565,785) in the nine months ended March 31, 2009 to ¥9,803,491 ($1,434,077) for the same period of 2010. General and administrative expenses were 6.22% of total revenues in 2009 and 9.92% of total revenues in 2010. This percentage increase was primarily attributable to an increase in audit fees, attorney fees, and IR expenses.

Selling and Distribution Expenses. Selling and distribution expenses increased by 58.76%, from ¥4,760,272 ($696,343) for the nine months ended March 31, 2009 to ¥7,557,188 ($1,105,482) for the same period of 2010. This increase resulted primarily from our business expansion activities. As we continued to solidify our business relationships with other companies, we required extensive marketing efforts and incurred the costs associated therewith. In order to successfully increase the scope of our client base, we established new local offices in different areas of China. We expect that our selling and distribution expenses will correspondingly increase. Selling and distribution expenses were 7.66% of total revenues in the nine months ended March 31, 2009 and 7.65% of total revenues in same period of 2010.

Income from Operations. Income from operations was ¥25,465,690 ($3,725,178) for the nine months ended March 31, 2010, compared to ¥15,935,107 ($2,331,023) for the same period of 2009, an increase of ¥9,530,583 ($1,394,155) or 59.81%. This increase in income from operations can be attributed primarily to the increase in sales volume to CNPC and Sinopec. In spite of (i) the seasonality of our business, (ii) our historical performance and (iii) the increase in expenses during the period, we recognized a significant increase in income from operations.

Subsidy Income. We received grants from the local government. For the nine months ended March 31, 2009, we received ¥1,178,034 ($172,325) in subsidy income. These grants were given by the government to support local software companies’ operation and research and development. Grants related to research and development projects are recognized as subsidy income in the consolidated statements of operations when related expenses are recorded. This income typically increases at the end of the year.

Provision for Income Taxes. Provision for income taxes for nine months ended March 31, 2009 and 2010 were ¥3,481,115 ($509,225) and ¥7,189,566 ($1,051,706), respectively. This resulted from our increased revenues from sales and our profitable operation. In light of the fact that BHD began receiving the favorable tax rate in 2010, we expect our effective EIT rate to vary depending on which of our domestic companies generate greater revenues. An increased percentage of revenues from BHD or Nanjing Recon will result in our effective rate moving closer to their 15% rate and away from the 25% rate of ENI.

Income from Continuing Operations. As a result of the factors described above, income from continuing operations was ¥19,821,690 ($2,899,561) for the nine months ended March 31, 2010, an increase of ¥5,469,480 ($800,088) or 38.11% over the same period of 2009.

Loss from Discontinued Operations. At the beginning of the fiscal year 2009, our Company completed the sale of Inner Mongolia Adar Energy Technology, Ltd. and Beijing Weigu Windows Co. which were both the majority-owned subsidiaries of BHD as well as Xiamen Recon Technology Development, Ltd., which was the majority-owned subsidiary of Nanjing Recon. In the second quarter of the fiscal 2009 year, we determined that these three subsidiaries met the criteria for classification as discontinued operations. The loss on the disposal of these subsidiaries and the financial results associated with the fiscal year 2009 and prior periods are included in discontinued operations.

Net Income Available for Common Shareholders. As a result of the factors described above, net income available for common shareholders was ¥17,502,923 ($2,560,367) for the nine months ended March 31, 2010, an increase of ¥5,219,278 ($763,488) or 42.49% over the same period of 2009.

Liquidity and Capital Resources.

General

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than three months. On March 31, 2010, we had cash and cash equivalents in the amount of ¥22,292,927 ($3,261,059). We believe that current cash, cash equivalents, anticipated cash flow from operations and the proceeds from our initial public offering will be sufficient to meet our anticipated cash needs, including cash needs for working capital and capital expenditures for the remainder of the 2010 fiscal year. We expect that our plan to assume new larger, more capital intensive projects will require us to raise additional funds in the future beyond those we currently possess.

Indebtedness. As of March 31, 2010, except for ¥7,750,538 ($1,133,766) of notes payable, we did not have any other outstanding loan capital issued or agreed to be issued, bank overdrafts, loans, debt securities or similar indebtedness, liens, liabilities under acceptance (other than normal trade bills) or acceptance credits, debentures, mortgages, charges, finance leases or hire purchase commitments, guarantees or other material contingent liabilities. In addition, there has not been any material change in our indebtedness, commitments and contingent liabilities since June 30, 2009.

Holding Company Structure. We are a holding company with no operations of our own. All of our operations are conducted through our Chinese subsidiary. As a result, our ability to pay dividends and to finance any debt that we may incur is dependent upon dividends and other distributions paid. In addition, Chinese legal restrictions permit payment of dividends to us by our Chinese subsidiary only out of its accumulated net profit, if any, determined in accordance with Chinese accounting standards and regulations. Under Chinese law, our subsidiary is required to set aside a portion (at least 10%) of its after-tax net income (after discharging all cumulated loss), if any, each year for compulsory statutory reserve until the amount of the reserve reaches 50% of our subsidiaries’ registered capital. These funds may be distributed to shareholders at the time of its wind up. When we were incorporated in the Cayman Islands in August 2007, 5,000,000 common shares were authorized, and 50,000 common shares were issued to Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi, at a par value of $0.01 each. On December 10,

2007, our company sold 2,632 common shares to an investor at an aggregate consideration of $200,000. On June 8, 2009, in connection with our initial public offering, the Board of Directors approved a 42.7840667-to-1 split of common shares and redeemable common shares to shareholders of record as of such date. After giving effect to the share split of our common shares and the completion of our initial public offering, we had 3,951,811 common shares outstanding.

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

Capital Resources. To date we have financed our operations primarily through cash flows from financing operations. As of March 31, 2010 we had total assets of ¥170,620,753 ($24,958,785), of which cash amounted to ¥22,292,927 ($3,261,059), and net accounts receivable amounted to ¥87,749,487 ($12,836,191). Working capital amounted to ¥113,795,633 ($16,646,280) and shareholders’ equity amounted to ¥115,300,700 ($16,866,444). The current ratio equaled 3.06, up from 1.90 at June 30, 2009.

Cash from Operating Activities. Net cash used in operating activities was ¥41,506,878 ($6,071,719) in the nine months ended March 31, 2010. Compared to the cash amount used in the operating activities, this was an increase of ¥38,590,911 ($5,645,165) or 1,324.43% for the nine months ended March 31, 2010. This increase was driven by (i) an increase in trade accounts receivable and (ii) the purchase of goods using paid for in advance. The increase of receivables reflects the seasonal nature of our business. Our receivables typically increase in the first half calendar year, and we typically receive payments near the end of the calendar year, decreasing receivables. The reason for this seasonality is that most of our customers are Chinese state-owned companies and their payment of purchase follows the national budget, which only allows allocation to the operating oil field subsidiaries after July. If our customers’ budget cycles were to change, our seasonality would likewise be affected.

The increase in receivables was primarily due to an increase in business contracts in fiscal 2009 and the first three months of 2010. The increase in inventory purchased in advance was due to hardware purchases. The increase in accounts payable and accrued liabilities was due to increased purchases of raw materials and other goods. To protect our liquidity, we seek to pay our suppliers as shortly before payments are due as practicable. Both changes in account receivables and payables reflect the seasonal nature of our business. Our revenue has been subject to high seasonality and the revenue recognized in the first quarter is usually the smallest in proportion to that for the whole year in most cases, due to our clients’ budgeting and planning schedule. Nevertheless, we continued to experience steady demand for our services from our oil industrial client base.

Cash from Investing Activities. Net cash used in investing activities was ¥370,842 ($54,248) for the nine months ended March 31, 2010, a decrease of ¥1,767,051 ($258,488) compared to the same period in 2009. This decrease in cash used in investing activities was primarily due accounts payable that were written off through agreements to offset credits and debts against one another.

Cash from Financing Activities. Cash flows provided by financing activities amounted to ¥61,471,426 ($8,992,178) for the nine months ended March 31, 2010 and cash flows provided by financing activities amounted to ¥2,016,032 ($294,910) for the nine months ended March 31, 2009. Our financing activities during this period included receipt of proceeds from our IPO.

Working Capital. Total current assets at March 31, 2010 amounted to ¥169,115,685 ($24,738,621), an increase of approximately ¥93,889,863 ($13,734,419) compared to ¥75,225,822 ($11,074,202) at June 30, 2009. The increase was attributable mainly to an increase in the amount of trade receivables resulting from higher revenues, increased inventories and our IPO.

Current liabilities amounted to ¥55,320,053 ($8,092,341) at March 31, 2010, in comparison to ¥39,594,476 ($5,800,369) at June 30, 2009. This increase is attributable an increase in the number of projects we have undertaken and our need to order materials for those projects. Also, taxes payable increased significantly, and if we paid that amount at the end of 2009, our working capital might have been affected negatively. In addition, contracts signed during this period featured more guaranteed amounts. The deferred income also increased, leading to an increase of current liabilities.

The current ratio increased from 1.90 at June 30, 2009 to 3.06 at March 31, 2010. The change in our current ratio was primarily due to the IPO. We believe that this changing trend in the current ratio indicates strong operating liquidity for us.

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

Disclosure Controls and Procedures

As of March 31, 2010, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	The section entitled “Use of Proceeds” from our registration statement filed on August 12, 2008, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is July 22, 2009, and the Commission file number assigned to the Registration Statement is 333-152964. The Registration Statement registers the offering of up to 1,700,000 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the “Offering”). As of March 31, 2010, the Company has spent proceeds from the Offering in accordance with the following chart:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through March 31, 2010
Product Research and development	$1,273,024	$0
Acquisition and business development in oil-field industry in China and globally	4,073,675	5,000,000
Sarbanes-Oxley compliance	424,341	0
Fixed asset purchases	442,341	0
Employee training	169,736	0
General working capital	2,121,706	610,573
Total	$8,486,824	$5,610,573

(c)	None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.33	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.34	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.35	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Li Hongqi (1)

10.36	Summary Translation of Technical Service Contract by and between Natural Gas Development Company of Qinghai Oilfield and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.37	Summary Translation of Sales Contract, by and between the West Site Department of Bazhou, Zhongyuan Petroleum Exploration Bureau Project Construction Corporation and Jining ENI Energy Technology Co., Ltd. (1)

10.38	Ordinary Shares Subscription Agreement dated December 31, 2007 between the Registrant and Bloomsway Development Ltd (1)

10.39	Translation of Contract for the Sale of Industrial and Mineral Products between Nanjing Recon Technology Co., Ltd. and PetroChina Qinghai Oilfield Co., Ltd. (1)

10.40	Translation of Contract of Material Reserves and Sales between Beijing BHD Petroleum Technology Co., Ltd. and PetroChina Qinghai Oilfield Co., Ltd. (1)

10.41	Translation of Contract of Material Reserves and Sales between Beijing BHD Petroleum Technology Co., Ltd. and PetroChina Qinghai Oilfield Co., Ltd. (1)

10.42	Translation of Contract for Purchasing Vacuum-Heating-Furnace between Beijing BHD Petroleum Technology Co., Ltd. and PetroChina Huabei Oilfield Co., Ltd. (1)

10.43	Translation of Contract of the Sale of Goods between Beijing BHD Petroleum Technology Co., Ltd. and PetroChina Huabei Oilfield Co., Ltd. (1)

10.44	Summary Translation of Chuan East to Chuan West Transferring Gas Pipe Project Product Collective Contract between Jining ENI Energy Technology Co., Ltd. and Southwest Oil Gas Company of Sinopec. (1)

10.45	Summary Translation of Industrial Product Purchasing Agreement between Jining ENI Energy Technology Co., Ltd. and Southwest Oil Gas Company of Sinopec. (1)

10.46	Summary Translation of Purchase Agreement between Jining ENI Energy Technology Co., Ltd. and Southwest Oil Gas Company of Sinopec. (1)

10.47	Summary Translation of Chuan East to Chuan West Transferring Gas Pipe Project Product Collective Contract between Jining ENI Energy Technology Co., Ltd. and Southwest Oil Gas Company of Sinopec. (1)

10.48	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.49	Operating Agreement among Recon Technology (Jining) Co. Ltd., Jining ENI Energy Technology Co., Ltd., and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.50	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

21.1	Subsidiaries of the Registrant (1)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

May 17, 2010	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

RECON TECHNOLOGY, LTD

RECON TECHNOLOGY, LTD

CONSOLIDATED BALANCE SHEETS

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	March 31, 2010	March 31, 2010
		(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	¥2,727,735	¥22,292,927	$3,261,059
Trade accounts receivable, net of allowance for doubtful accounts of ¥604,953 ($88,570) and ¥1,993,588($291,627), respectively	44,103,981	87,749,487	12,836,191
Trade accounts receivable-related parties, net of allowance for doubtful accounts of ¥350,498 ($51,316) and ¥0($0), respectively	7,458,302	—	—
Other receivables, net of allowance for doubtful accounts of ¥1,291,923 ($189,149) and ¥158,968($23,254), respectively	2,048,015	6,565,432	960,406
Other receivables-related parties, net of allowance for doubtful accounts of ¥169,074 ($24,754) and ¥0($0), respectively	507,541	—	—
Purchase advances, net of allowance for doubtful accounts of ¥1,239,234 ($181,435) and ¥654,740($95,777), respectively	5,637,082	38,239,189	5,593,714
Purchase advances-related parties	73,028	—	—
Prepaid expenses	338,072	1,116,579	163,336
Inventories	10,710,018	13,152,071	1,923,914
Deferred offering costs	1,622,048	—	—

Total current assets	75,225,822	169,115,685	24,738,621
Property and equipment, net of accumulated depreciation of ¥1,006,761 ($147,398) and ¥1,085,419($158,778), respectively	1,406,876	1,505,068	220,165

	¥76,632,698	¥170,620,753	$24,958,785

LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	¥15,601,101	¥17,582,246	$2,571,970
Trade accounts payable-related parties	189,744	—	—
Other payables	1,767,005	2,607,624	381,449
Other payables-related parties	73,579	—	—
Deferred income	2,361,605	4,184,521	612,121
Advances from customers	910,215	25,650	3,752
Accrued payroll and employees’ welfare	393,074	296,635	43,392
Accrued expenses	262,083	293,760	42,972
Taxes payable	9,182,676	18,884,422	2,762,455
Short-term notes payable	3,143,792	3,602,881	527,037
Short-term notes payable-related parties	3,344,377	4,147,657	606,729
Deferred tax liabilities	¥2,365,225	¥3,694,658	$540,463

Total current liabilities	39,594,476	55,320,053	8,092,341

Redeemable common stock	1,434,342	—	—
Equity
common stock, $0.0185 U.S. dollar par value, 25,000,000 shares authorized; 2,139,203 and 3,951,811 shares issued and outstanding	300,534	529,637	77,476
as of June 30, 2009 and March 31, 2010
Additional paid-in capital	8,732,266	68,734,489	10,054,635
Appropriated retained earnings	1,687,772	3,286,861	480,809
Unappropriated retained earnings	18,043,692	33,720,232	4,932,671
Accumulated other comprehensive income	—	(128,902)	(18,856)

Total controlling shareholders’ equity	28,764,264	106,142,317	15,526,736
Non-controlling interest, net of tax	6,839,616	9,158,383	1,339,709

Total equity	35,603,880	115,300,700	16,866,444

	¥76,632,698	¥170,620,753	$24,958,785

See notes to the consolidated financial statements.

RECON TECHNOLOGY, LTD

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Chinese Yuan (Renminbi)				U.S. Dollars
	For the Nine Months ended March 31,		For the Three Months ended March 31,		For the Nine March 31,
	2010	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Hardware	¥90,932,348	¥57,656,322	¥24,578,963	¥12,124,602	$13,301,787
Service	7,675,214	1,495,662	1,709,402	95,662	1,122,747
Software	226,496	226,496	—	226,495	33,132
Hardware — related parties	—	2,143,590	—	—	—
Software — related parties	—	649,572	—	—	—

Total revenues	98,834,057	62,171,642	26,288,365	12,446,759	14,457,667
Cost of revenues	56,007,688	37,608,500	14,538,530	6,467,134	8,192,930

Gross margin	42,826,369	24,563,142	11,749,835	5,979,625	6,264,737

Selling and distribution expenses	7,557,188	4,760,272	1,534,090	1,422,598	1,105,482
General and administrative expenses	9,803,491	3,867,763	3,337,591	640,148	1,434,077

Operating expenses	17,360,679	8,628,035	4,871,681	2,062,746	2,539,559

Income from operations	25,465,690	15,935,107	6,878,153	3,916,878	3,725,178
Subsidy income	1,178,034	2,038,015	20,000	373,400	172,325
Interest income	5,693	12,608	(79)	683	833
Interest expense	(110,075)	(152,405)	(32,762)	(92,376)	(16,102)
Other income (expenses)	471,914	—	389,668	(38,167)	69,033

Income before income taxes and non-controlling interest	27,011,256	17,833,325	7,254,979	4,160,419	3,951,267
Provision for income taxes	(7,189,566)	(3,481,115)	(2,082,801)	(230,006)	(1,051,706)

Income from continuing operations	19,821,690	14,352,210	5,172,178	3,930,413	2,899,561
Loss from operations of discontinued subsidiaries, net of income taxes	—	(442,547)	—	(442,547)	—

Net income	19,821,690	13,909,663	5,172,178	3,487,866	2,899,561
Non-controlling interest, net of tax	(2,318,767)	(1,574,687)	(647,827)	(456,265)	(339,194)
Accrued dividend for redeemable	—	(51,331)	—	(17,044)	—
common stock

Net income available for common shareholders	¥17,502,923	¥12,283,645	¥4,524,351	¥3,014,557	$2,560,367

Basic earnings per share:
Income from continuing operations	¥5.28	¥6.71	¥1.31	¥1.84	$0.77

Loss from discontinued operations	¥—	¥(0.21)	¥—	¥(0.21)	$—

Net income	¥5.28	¥6.50	¥1.31	¥1.63	$0.77

Net income available for common shareholders	¥4.66	¥5.74	¥1.14	¥1.41	$0.68

Basic weighted average of common stock outstanding	3,753,350	2,139,203	3,951,811	2,139,203	3,753,350

Diluted earnings per share:
Income from continuing operations	¥5.27	¥6.37	¥1.29	¥1.75	$0.77

Loss from discontinued operations	¥—	¥(0.20)	¥—	¥(0.20)	$—

Net income	¥5.27	¥6.18	¥1.29	¥1.55	$0.77

Net income available for common shareholders	¥4.65	¥5.46	¥1.13	¥1.34	$0.68

Diluted weighted average of common stock outstanding	3,763,408	2,251,811	4,002,298	2,251,811	3,763,408

Comprehensive income
Net income	19,821,690	13,858,332	5,172,178	3,470,822	2,899,561
Foreign currency translation adjustment	119,992	—	119,992	—	17,553

Comprehensive income	¥19,941,682	¥13,858,332	¥5,292,170	¥3,470,822	$2,917,114
Comprehensive income attributable to non-controlling interest	2,330,766	1,574,687	659,826	456,265	340,950

Comprehensive income attributable to common shareholders	¥17,610,916	¥12,283,645	¥4,632,344	¥3,014,557	$2,576,164

See notes to the consolidated financial statements.

RECON TECHNOLOGY, LTD

CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOW

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Nine Months ended March 31,		For the Nine Months ended March 31,
	2010	2009	2010
Cash flows from operating activities:	(Unaudited)	(Unaudited)	(Unaudited)
Net income	¥19,821,690	¥14,352,210	$2,899,561
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	263,036	248,401	38,477
Share-based compensation expenses	1,178,701	—	172,423
Accrued dividend for redeemable common stock	—	51,331	—
Increase in deferred taxes	1,329,433	—	194,472
Changes in operating assets and liabilities:
Trade accounts receivable, net	(43,645,506)	(20,455,176)	(6,384,562)
Trade accounts receivable-related parties, net	7,458,302	(1,630,676)	1,091,017
Other receivables, net	(4,517,417)	(501,661)	(660,818)
Other receivables related parties, net	507,541	117,794	74,244
Purchase advances, net	(33,963,030)	(134,115)	(4,968,188)
Prepaid expenses	(778,507)	(354,169)	(113,882)
Inventories	(2,442,053)	1,441,121	(357,229)
Trade accounts payable	1,981,145	3,528,582	289,806
Trade accounts payable-related parties	(189,744)	(965,826)	(27,756)
Other payables	840,619	(1,767,525)	122,968
Other payables-related parties	73,579	(1,337,918)	10,763
Deferred income	1,822,916	(1,508,896)	266,660
Advances from customers	(884,565)	107,345	(129,396)
Accrued payroll	(96,439)	—	(14,107)
Accrued employees’ welfare	—	(81,921)	—
Accrued expenses	31,677	(18,333)	4,634
Taxes payable	9,701,746	6,044,796	1,419,193

Net cash used in provided by operating activities	¥(41,506,877)	¥(2,864,636)	$(6,071,719)

Cash flows from investing activities:
Purchases of property and equipment	(371,162)	(781,397)	(54,294)
Proceeds from sale of property and equipment	320	—	47
Payment of short-term notes receivable	—	(1,356,496)	—

Net cash used in investing activities	¥(370,842)	¥(2,137,893)	$(54,248)

Cash flows from financing activities:
Proceeds from stock issuance	60,209,057	—	8,807,516
Proceeds from short-term notes payable	459,089	1,831,655	67,157
Proceeds from short-term notes payable-related party	803,280	184,377	117,506

Net cash provided by financing activities	¥61,471,426	¥2,016,032	$8,992,178

Effect of exchange rate fluctuation on cash and cash equivalent	(28,514)	—	(4,171)

Increase (decrease) in cash and cash equivalents	¥19,565,192	¥(3,037,828)	$2,862,040
Cash and cash equivalents at beginning of period	2,727,735	7,637,421	399,019

Cash and cash equivalents at end of period	¥22,292,927	¥4,599,593	$3,261,059

Supplemental cash flow information
Cash paid for interest	—	—	—
Cash paid for taxes	¥98,834	323,340	14,458

See notes to the consolidated financial statements.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization – Recon Technology, Ltd (the “Company”) was incorporated under the laws of the Cayman Islands on August 21, 2007 by Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (the “Principal Shareholders”) as a company with limited liability. The Company provides services designed to automate and enhance the extraction of petroleum in the People’s Republic of China (the “PRC”). Its wholly owned subsidiary, Recon Technology, Co., Limited (“Recon-HK”) was incorporated on September 6, 2007 in Hong Kong. Other than the equity interest in Recon-HK, the Company does not own any assets or conduct any operations. On November 15, 2007, Recon-HK established one wholly owned subsidiary, Jining Recon Technology, Ltd. (“Recon-JN”) under the laws of the PRC. Other than the equity interest in Recon-JN, Recon-HK does not own any assets or conduct any operations.

Recon-JN conducts its business through the following PRC legal entities that are consolidated as variable interest entities (“VIEs”) and operate in the Chinese oilfield equipment & service industry:

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Nature of Operations – The Company is mainly engaged in (1) providing equipment, tools and other hardware related to oilfield production and management. Simple installations may happen in connection with some projects; (2) developing and selling its own specialized industrial automation control and information solutions. The products and services provided by the Company include:

Oil Field Water Finding/Blocking Technology – The Company developed this technology designed to find and block water content in petroleum.

High-Efficiency Heating Furnaces – High-Efficiency Heating Furnaces are designed to remove the impurities and to prevent solidification blockage in transport pipes carrying crude petroleum. Crude petroleum contains certain impurities that must be removed before the petroleum can be sold, including water and natural gas.

Multi-Purpose Fissure Shaper – Multipurpose fissure shapers improve the extractors’ ability to test for and extract petroleum which must be perforated into the earth before any petroleum extractor can test for the presence of oil.

Supervisory Control and Data Acquisition (“SCADA”) – SCADA is an industrial computerized process control system for monitoring, managing and controlling petroleum extraction. SCADA integrates underground and above-ground activities of the petroleum extraction industry. This system can help to manage the oil extraction process in real-time to reduce the costs associated with extraction.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Translating Financial Statements – The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They are combined through the date of the exclusive agreements, and they are consolidated following January 1, 2008, the date of the agreements. The accompanying consolidated financial statements include the financial statements of the Company, its subsidiaries, and VIEs for which the Company is the primary beneficiary. All inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature.

Convenience Translation – The Company’s functional currency is the Chinese Yuan (“Renminbi”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The consolidated financial statements as of and for the period ended March 31, 2010 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers and are unaudited. The translation has been made at the rate of ¥ 6.8361 = US$1.00, the approximate exchange rate prevailing on March 31, 2010. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

Accounting Estimates – The preparation of the consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, and useful lives of property and equipment. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

Fair Values of Financial Instruments – The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, trade accounts payable, accrued liabilities, advances from customers and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Cash and Cash Equivalents – Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than three months.

Trade Accounts and Other Receivables – Accounts receivable are recorded when revenue is recognized and are carried at original invoiced amount less a provision for any potential

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

uncollectible amounts. Provision is made against trade accounts and other receivables to the extent they are considered to be doubtful. Other receivables are from transactions with non-trade customers.

Purchase Advances – Purchase advances are the amounts prepaid to suppliers for purchases of inventory and are recognized when the final amount is paid to the suppliers and the inventory is delivered.

Inventories – Inventories are stated at the lower of cost or market value, on a weighted average basis. The method of determining inventory costs is used consistently from year to year. Allowance for inventory obsolescence is provided when the market value of certain inventory items are lower than the cost.

Valuation of Long-lived Assets – The carrying values of the Company’s long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

Advances from Customers – The Company, as is common practice in the PRC, will often receive advance payments from its customers for its products. The advances are showed as current liabilities and are recognized as revenue when the products are delivered.

Stock Split – On June 8, 2009, in connection with the Company’s contemplated initial public offering (“IPO”) of common shares, the Board of Directors approved a 42.7840667-to-1 split of common shares and redeemable common shares to shareholders of record as of such date. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

Revenue Recognition – The Company recognizes revenue when the four following criteria are met: (1) persuasive evidence of an arrangement, (2) delivery has occurred or services have been provided, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client and the client has signed a completion and acceptance report, risk of loss has transferred to the client, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in client acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

Hardware:

Revenue from hardware sales is generally recognized when the product is shipped to the customer and when there are no unfulfilled company obligations that affect the customer’s final acceptance of the arrangement.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Cost of Revenues – When the criteria for revenue recognition have been met, costs incurred are recognized as cost of revenue. Cost of revenues include wages, materials, handling charges, and other expenses associated with manufactured products and service provided to customers; the cost of purchased equipment and pipes.

Subsidy Income – The Company received grants of ¥1,178,034 ($172,325) and ¥2,038,015 from the local government for the nine months ended March 31, 2010 and 2009, respectively. These grants were given by the government to support local software companies’ operation and research and development. Grants related to research and development projects are recognized as subsidy income in the consolidated statements of operations when received. Grants in form of value-added-tax refund are recognized when received.

Share-Based Compensation – The Company accounts for share-based compensation in accordance with SFAS No. 123(R) (ASC Topic.718) , Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

date based on the fair value of the award and is recognized as expense over the applicable vesting period of the share award using the straight-line method.

Income Taxes – Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 (ASC Topic 740), Accounting for Income Taxes. Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company has not been subject to any income taxes in the United States or the Cayman Islands.

Business Segments – The Company operates in one industry which includes the sale of products for the oil field construction solely to customers in China; therefore, no business segment information has been presented.

Earnings per Common Share (“EPS”) – Basic EPS is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding. Diluted EPS are computed by dividing net income available for common shareholders by the weighted-average number of common shares and dilutive potential common share equivalents outstanding.

Recently Enacted Accounting Standards – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (ASC Topic 810) , which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for the Company beginning July 1, 2009, and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company believes the adoption of SFAS No. 160 will not have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (ASC Topic 805), Business Combinations, which replaces SFAS No. 141(ASC Topic 805). The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1(ASC Topic 805-10) which amends SFAS No. 141(R) (ASC Topic 805) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5. SFAS No. 141(R) (ASC Topic 805) and FSP FAS 141(R)-1(ASC Topic 805-10) are effective for us beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) (ASC Topic 805) and FSP FAS 141(R)-1(ASC Topic 805-10) will depend on the nature of acquisitions completed after the date of adoption.

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles or SFAS No. 168. SFAS No. 168(ASC Topic 105) will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS No. 168(ASC Topic 105) reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168(ASC Topic 105) will be effective for financial statements issued for reporting periods ending after September 15, 2009. This will have an impact on the Company’s financial disclosures since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures — Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required.

NOTE 3. TRADE ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at June 30, 2009 and March 31, 2010:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	March 31, 2010	March 31, 2010
		(Unaudited)	(Unaudited)
Trade accounts receivable	¥44,708,934	¥89,743,075	$13,127,818
Allowance for doubtful accounts	(604,953)	(1,993,588)	(291,627)

Trade accounts receivable, net	¥44,103,981	¥87,749,487	$12,836,191

NOTE 4. INVENTORIES

Inventories consisted of the following at June 30, 2009 and March 31, 2010:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	March 31, 2010	March 31, 2010
		(Unaudited)	(Unaudited)
Low-value consumption goods	¥—	¥9,235	$1,351
Purchased goods and raw materials	228,569	6,210,205	908,443
Work in process	319,490	869,058	127,128
Finished goods	10,161,959	6,063,572	886,993

Total inventories	¥10,710,018	¥13,152,071	$1,923,914

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Motor vehicles	10 Years
Office equipment	2-5 Years
Leasehold improvement	5 years

Gain or loss on the sales or retirements is included in the consolidated statements of operations. Accumulated depreciation expense was ¥1,006,761 and ¥1,085,419 ($158,778) as at June 30, 2009 and March 31, 2010, respectively. Property and equipment consisted of the following at June 30, 2009 and March 31, 2010:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	March 31, 2010	March 31, 2010
		(Unaudited)	(Unaudited)
Motor vehicles	¥1,464,918	¥1,725,831	$252,458
Office equipment and fixtures	779,257	587,718	85,973
Leasehold improvement	169,462	276,938	40,511

Total property and equipment	2,413,637	2,590,487	378,942
Less: Accumulated depreciation	(1,006,761)	(1,085,419)	(158,778)

Property and equipment, net	¥1,406,876	¥1,505,068	$220,165

NOTE 6. SHAREHOLDERS’ EQUITY

Common Shares – When the Company was incorporated in the Cayman Islands on August 21, 2007, 25,000,000 common shares were authorized, and 2,139,203 common shares were issued to the Principal Shareholders, at a par value of $0.0185 each. On July 29, 2009, the Company completed its IPO by offering 1,700,000 common shares at $6.00 per share as discussed in Note 13. After this IPO, all the 112,608 redeemable common shares outstanding were automatically converted into non-redeemable common shares pursuant to the Agreement.

Statutory Reserves – According to the Articles of Incorporation, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. As of June 30, 2009 and March 31, 2010 the balance of total statutory reserves was ¥1,687,772 and ¥3,286,861 ($480,809).

Redeemable Common Shares – On December 10, 2007, the Company signed a Common Shares Subscription Agreement (the “Agreement”) to sell 112,608 common shares to an investor at an aggregate consideration of $200,000. Net total proceeds of $200,000 were received by the Company during March and April, 2008.

The common shares issued are subject to redemption under certain conditions. In the event that the Company fails to list on a recognized stock exchange or complete a qualified IPO within 18 months after the signing of the Agreement, the Company shall repay all the consideration plus 5% per annum of the consideration to the investor. The three Principal Shareholders, Nanjing Recon, ENI, and BHD severally and jointly guaranteed the payment.

The shares issued are only conditionally redeemable as described above and are therefore not

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

classified as a liability. However, redemption of the shares is not solely within the control of the Company; therefore, the shares are classified outside of permanent equity. As discussed in Note 13, upon the completion of the IPO in July 2009, all the 112,608 redeemable common shares outstanding were automatically converted into non-redeemable common shares pursuant to the Agreement.

Share-based Awards Plan – In June 2009, the Board of Directors and the shareholders of the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the granting of share options and restricted common shares to employees, non-employee directors and consultants of the Company. Options granted under the 2009 Plan may be Incentive Stock Options or Non-statutory Stock Options. Non-employee directors and Coennsultants are not eligible to receive the award of an Incentive Stock Option. The Compensation Committee of the Board of Director is entitled to establish the term, vesting conditions and exercise price of the options as well as the vesting conditions and transferability of restricted shares. Under the 2009 Plan, 790,362 unissued common shares have been reserved for issuance. As discussed in Note 13, under the 2009 Plan, the Company granted options to purchase 293,000 common shares to its employees and non-employee directors on July 29, 2009.

NOTE 7. INCOME TAXES

The Company is not subject to any income taxes in the United States or the Cayman Islands and had minimal operations in jurisdictions other than the PRC. ENI, BHD and Nanjing Recon are subject to PRC’s income taxes as PRC domestic companies. Before the implementation of the new Enterprise Income Tax Law (“EIT Law”), PRC domestic companies are generally subject to an enterprise income tax (“EIT”) rate of 33%. On March 16, 2007, the National People’s Congress of China passed the new EIT Law, and on December 6, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The new amended EIT Law introduces a wide range of changes which include, but are not limited to, the unification of the income tax rate for domestic-invested and foreign-invested enterprises at 25%. As a result, income tax rate for ENI was reduced from 33% to 25% in calendar year 2008 and after.

As approved by the domestic tax authority in the PRC, Nanjing Recon was entitled to a tax holiday with 50% tax exemption for calendar year 2006 and 2007. Nanjing Recon is also a government-certified high technology company and is subject to an income tax rate of 15%. As a result, Nanjing Recon was subject to an income tax rate of 7.5% for calendar year 2007 and 15% for calendar year 2008 and 2009. By the end of calendar year 2009, Nanjing Recon’s high-tech enterprises certificate of two years was expired, and the company is applying for renewal of the high-tech certification now.

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November. 25, 2009 and is subject to an income tax rate of 15% for calendar year 2010. This qualification certificate will stay effective till the certificate matures in 2012.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes are comprised of the following:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	March 31, 2010	March 31, 2010
		(Unaudited)	(Unaudited)
Allowance for doubtful receivables	¥913,943	¥529,282	$77,425
Deferred revenue and cost recognition in tax return	(3,901,616)	(4,223,939)	(617,887)
Loss carryforward	622,448	—	—

Total deferred income tax assets (liabilities)	¥(2,365,225)	¥(3,694,658)	$(540,463)

Following is a reconciliation of income taxes at the calculated statutory rates:

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Nine months Ended March 31,		For the Nine months Ended March 31,
	2009	2010	2010
		(Unaudited)	(Unaudited)
Income tax calculated at statutory rates	¥(3,580,519)	¥(7,994,081)	$(1,169,392)
Benefit of favorable rate for high-technology companies		150,646	22,037
Benefit of operating loss carry forwards		653,869	95,649
Tax loss for which no deferred tax assets has been recogni	99,404		—

Provision for income taxes	¥(3,481,115)	¥(7,189,566)	$(1,051,706)

The provision for income taxes is comprised of the following:

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Nine months Ended March 31,		For the Nine months Ended March 31,
	2009	2010	2010
		(Unaudited)	(Unaudited)
Current income taxes	¥(1,115,890)	¥10,884,224	$1,592,169
Deferred income taxes	(2,365,225)	(3,694,658)	(540,463)

Provision for income taxes	¥(3,481,115)	¥7,189,566	$1,051,706

NOTE 8. NOTES PAYABLE

Notes payable consist of the following:

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	March 31, 2010	March 31, 2010
		(Unaudited)	(Unaudited)
Short-term notes payable due to non-related parties:
Due-on-demand note payable, no interest	¥1,374,888	¥1,440,470	$210,715
Short-term note payable, no interest, matures on December 31, 2009	193,504	—	—
Short-term notes payable, interest at 6%, matures on December 9, 2009	625,400	1,172,911	171,576
Short-term note payable, no interest, matures on December 31, 2009	300,000	540,000	78,992
Short-term note payable, no interest, matures on May 10, 2010	650,000	449,500	65,754

Total short-term notes payable due to non-related parties	¥3,143,792	¥3,602,881	$527,037

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	March 31, 2010	March 31, 2010
		(Unaudited)	(Unaudited)
Short-term notes payable due to related parties:
Due-on-demand note payable to Principal Shareholders, no interest	¥376,377	¥380,577	$55,672
Short-term note payable to a Principal Shareholder’s family member, interest at 6%, matures on May 5, 2009	182,000	249,100	36,439
Short-term note payable to a Principal Shareholder’s family member, interest at 6%, matures on December 9, 2009	53,000	3,000,000	438,847
Short-term note payable to management, interest at 6%, matures on December 9, 2009	583,000	517,980	75,771

Total short-term notes payable due to related parties	¥3,344,377	¥4,147,657	$606,729

NOTE 9. CONCENTRATIONS

For the nine months ended March 31, 2010, the largest two customers, CNPC and SINOPEC, represented about 47.37% and 36.87% of the Company’s revenue. For the period ended March 31, 2010, no supplier accounted 10% of its cost of revenue.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company leases offices in Beijing, Nanjing and Shandong. The amount of commitments for non-cancelable operating leases for remaining quarters of 2010 is ¥32,400 ($4,740). All the lease agreements expire in 2010.

NOTE 11. RELATED PARTY TRANSACTIONS

Receivables from related parties – At June 30, 2009 and March 31, 2010, the Company had net trade receivables from related parties of ¥7,458,302 ($1,091,960) and ¥0 ($0), respectively, for the sale of goods to related parties and net other receivables from related parties of ¥507,541 ($74,308) and ¥0 ($0), respectively.

Payables to related parties – At June 30, 2009 and March 31, 2010, the Company owed related parties ¥189,744 ($27,780) and ¥0 ($0), respectively, for the purchase of goods. The Company also had other payables to related parties of ¥ 73,579 ($10,773) and ¥0 ($0), respectively, due to Principal Shareholders and companies under common ownership for payments of expenses made on behalf of the Company.

Leases from related parties – On January 1, 2010, the Company entered into a one-year agreement with Mr. Chen Guangqiang for the lease of office space. The terms of the agreement state that the Company will lease the property for one year, and pay Mr. Chen Guangqiang ¥4,500 per month.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company also rents office space from Mr. Yin Shenping’s wife. The Company pays ¥15,000 per month to Mr. Yin Shenping’s wife for its use.

NOTE 12. DISCONTINUED OPERATIONS

At the end of calendar year 2008, the Company completed the sale of Xiamen Hengda Haitian and Yabei Nuoda. Both Xiamen Hengda Haitian and Yabei Nuoda were previously controlled by one of our principle shareholders. The Company determined that these two subsidiaries met the criteria for classification as discontinued operations by the end of calendar year 2008.

NOTE 13. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment” (“SFAS No. 123-R”)(ASC 718), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) (ASC 718) to provide guidance on SFAS No. 123-R. The Company has applied SAB 107 in its adoption of SFAS No. 123-R.

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

As of March 31, 2010, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s option plans.

Share-based Payments – As discussed in Note 6, the Company granted options to purchase 293,000 common shares under the 2009 Plan to its employees and non-employee directors on July 30, 2009. The options have an excise price of $6.00 equal to the IPO price of the Company and will be vested over a period of five years, with the first 20% vesting on July 30, 2010. The options will expire ten years after the date of grant, on July 29, 2019. For the nine months ended March 31, 2010, the fair value were estimated using the Binomial Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Volatility*	78%
Life of option (in years)**	10
Risk free interest rate***	4.6118%
Expected dividend rate	0%
Forfeiture rate****	15%
Weighted-average fair value per option granted	4.4166

*	Volatility is projected using the performance of PHLX Oil Service Sector index.
**	The life of options represents the period the option is expected to be outstanding.
***	The risk-free interest rate is based on the Chinese international bond denominated in U.S dollar with a maturity that approximates the life of the option.
****	Forfeiture rate is the estimated percentage of options forfeited by employees by leaving or being terminated before vesting.

The Company recognized compensation cost for awards with graded vesting on a straight — line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥30.17 per share. Compensation expense recorded for the nine months ended March 31, 2010 was ¥1,178,701 ($172,423).

Placement Agent Warrants – As discussed in Note 6, the Company completed its IPO offering on July 30, 2009, and the gross proceeds received by the Company for the Offering were $10,200,000 (1,700,000 common shares at $6.00 per share) before the cash offering costs of ¥9,651,771 ($1,412,896).

In connection with the Offering, the Company sold the placement agent warrants to purchase 170,000 common shares at $7.20 per share for a nominal amount. These warrants are exercisable for a period of five years. The Company has agreed to file, during the five year period at its cost, at the request of the holders of a majority of the placement agents warrants and the underlying common shares, and to use its best efforts to cause to become effective a registration statement under the Securities Act, as required to permit the public sale of common shares issued or issuable upon exercise of the placement agent’s warrants. The Company accounted for the warrants as an additional offering cost with an estimated value of $627,341. The following table presents the assumptions used in the Black-Scholes valuation model to estimate the fair value of the placement agent warrants sold:

Risk-free interest rate	3.77%
Dividend yield	0%
Expected volatility	78%
Expected life (in years)	5

On July 31, 2009 common shares of the Company commenced trading on NASDAQ Exchange. The Company has 3,951,811 common shares issued and outstanding on July 31, 2009.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company had 293,000 of granted stock options that were exercisable as of March 31, 2010 and zero of granted stock options were exercised. The Company had 170,000 of granted placement agent warrants as of March 31, 2010 and zero of warrants were exercised.

NOTE 14. EARNINGS PER SHARE.

Statement of Financial Accounting Standards No. 128 (ASC Topic 260), “Earnings per share” requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations are presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year.

Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares outstanding for the year. “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options (applying the treasury stock method). However, the effect from warrant would have been anti-dilutive due to the fact that the weighted average exercise price per share of the warrant is higher than the weighted average market price per share of the common stock during the three months and nine months ended March 31, 2010.

According to the share subscription agreement signed on December 10, 2007, if the company completes an initial public offering of its common stock on or before September 30, 2009, the founder’s obligation to purchase, and the investor’s obligation to sell, the shares shall terminate automatically and immediately. So the company’s 112,608 redeemable common shares are currently included in the calculation of the basic EPS and there are no more redeemable shares. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Nine Months Ended March 31,		For the Nine Months Ended December 31,
	2010	2009	2010
		(Unaudited)	(Unaudited)
Basic weighted average of common shares outstanding	3,753,350	2,139,203	3,753,350
Effect of redeemable common shares	—	112,608	—
Effect of Share-based Payments	10,058	—	10,058
Diluted weighted average common shares outstanding	3,763,408	2,251,811	3,763,408

Net income from continuing operations	¥19,821,690	¥14,352,210	$2,899,561
Basic earning per share	¥5.28	¥6.71	$0.77
Diluted earnings per share	¥5.27	¥6.37	$0.77

Loss from discontinued operations	¥—	¥(442,547)	$—
Basic earning per share	¥—	¥(0.21)	$—
Diluted earnings per share	¥—	¥(0.20)	$—

Net income available for common shareholders	¥17,502,923	¥12,283,645	$2,560,367
Basic earnings per share	¥4.66	¥5.74	$0.68
Diluted earnings per share	¥4.65	¥5.46	$0.68

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Basis of presentation – For the purpose of presenting parent company only condensed financial information, the Company recorded its interest in subsidiaries and variable interest entities under the equity method of accounting in the condensed balance sheets and reported its share of the profit (loss) of its subsidiaries and variable entities as equity in (profit) loss of subsidiaries and variable interest entities in the condensed statements of operations. These parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements.

	Chinese Yuan (Renminbi)		U.S. Dollars
	June 30, 2009	March 31, 2010	March 31, 2010
ASSETS		(Unaudited)	(Unaudited)
Cash and cash equivalents	¥22	¥20,568,477	$3,008,803
Receivables from a subsidiary	1,373,487	35,969,301	5,261,670
Purchase advance	—	256,354.00	37,500
Prepaid expenses	—	722,220	105,648
Interests in subsidiaries and variable interest entities	28,844,818	47,143,662	6,896,280

Total assets	¥30,218,327	¥104,660,014	$15,309,901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Other payable	¥—	¥164,056	$23,998
Payable to a subsidiary	—	1,640,502	239,976
Other payable — related parties	19,721	—	0

Total current Liabilities	19,721	1,804,558	263,975
Redeemable ordinary shares	1,434,342	—	—
Shareholders’ equity
Ordinary shares, $0.0185 U.S. dollar par value, 25,000,000 shares authorized and 2,139,203 shares outstanding	300,534	529,637	77,476
Additional paid-in capital	8,732,266	68,734,489	10,054,635
Statutory reserves	1,687,772	—	0
Retained earnings	18,043,692	33,720,232	4,932,671
Other comprehensive income	—	(128,902)	(18,856)

Total shareholders’ equity	28,764,264	102,855,456	15,045,926

Total liabilities and shareholders’ equity	¥30,218,327	¥104,660,014	$15,309,901

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Nine months Ended March 31,		For the Nine months March 31,
	2009	2010	2010
		(Unaudited)	(Unaudited)
General, administrative and selling expense	¥(1,397,829)	¥(4,547,153)	$(665,168)
Other expenses	(51,331)	(19,289)	(2,822)

Operating loss	(1,449,160)	(4,566,442)	(667,990)

Profit from variable interest entities and subsidiaries	14,172,182	22,186,344	3,245,468
Interest income	3,170	3,014	441

Net income	12,726,192	17,622,916	2,577,919
Dividends on redeemable ordinary shares	—	—	—

Net Income available for common shareholders	¥12,726,192	¥17,622,916	$2,577,919

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Chinese Yuan (Renminbi)		U.S. Dollars
	For the Nine monts Ended March 31,		For the Nine months March 31,
	2009	2010	2010
		(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income available for common shareholders	¥12,726,192	¥17,622,916	$2,577,920
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (profit) loss of subsidiaries and variable interest entities	(14,172,182)	(22,186,344)	(3,245,468)
Expense paid by shareholders as contribution	—	—	—
Dividends on redeemable ordinary shares	—	—	—
Share-based payment	—	1,178,701
Changes in current assets and liabilities
Receivables from a subsidiary	—	(34,595,814)	(5,060,753)
Other receivable	—	(256,354)	(37,500)
Prepaid expense	—	(722,220)	(105,648)
Interest payable	(3,170)	—
Trade payable	318,244
Other payable	409,869	(839,864)

Net cash used in operating activities	(721,047)	(39,798,979)	(5,871,449)

Cash flows from financing activities:
Proceeds from issuance of redeemable ordinary shares	—	—	—
Proceeds from issuance of ordinary shares	—	60,209,057	8,807,516

Net cash provided by financing activities	—	60,209,057	8,807,516

Effect of foreign exchange rate fluctuation	28,853	158,377	23,168
Net change in cash	(692,194)	20,568,455	3,008,800
Cash and cash equivalents at beginning of year	1,370,000	22	3

Cash and cash equivalents at end of year	¥677,806	¥20,568,477	$3,008,803