Form 10-Q
period 2010-09-30
Recon Technology, Ltd
filed 2010-11-15
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Overview

We are a company with limited liability incorporated in 2007 under the laws of the Cayman Islands. Headquartered in Beijing, we provide products and services to oil and gas companies and their affiliates through contractual relationships with Beijing BHD Petroleum Technology Co. Ltd (“BHD”), Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”), and Jining ENI Energy Technology Co., Ltd. (“ENI” and, together with BHD and Nanjing Recon, the “Domestic Companies”). We are the center of strategic management, financial control and human resources allocation for the Domestic Companies.

Through our contractual relationships with the Domestic Companies, we provide equipment, tools and other hardware related to oil field production and management and develop and sell our own specialized industrial automation control and information solutions. However, we do not engage in the production of petroleum or petroleum products.

Our business is mainly focused on the upstream sectors of the oil and gas industry as shown by the solid framed boxes on the chart below:

We derive our revenues from the sale of hardware products, the sale of software products, and services. Our products and services involve most of the key procedures of extraction and production of oil and gas, which include automation systems, equipment, tools and onsite technical services. We do not, however, engage in the production of petroleum or petroleum products.

Financial Results

For the three months ended September 30, 2010, all of our revenue came from sales of hardware. For the same period in 2009, hardware sales and software services constituted approximately 85.76% and 14.24%, respectively, of our revenues. As many oilfields are progressing towards digital automation, we have been able to participate in more projects with larger contract amounts with the help of proceeds from our IPO. As of September 30, 2010, most of these projects were not yet completed or in the acceptance period, thus operating income could not be recognized. Our management is confident we will continue to grow and increase our operations in the coming years.

Service and Products

Our products and services include:

Equipment for Oil and Gas Production and Transportation

High-Efficiency Heating Furnaces. Crude petroleum contains certain impurities that must be removed before the petroleum can be sold, including water and natural gas. To remove the impurities and to prevent solidification and blockage in transport pipes, companies employ heating furnaces. BHD researched, developed and implemented a new oilfield furnace that is advanced, highly automated, reliable, easily operable, and comparatively safe and highly heat efficient (90% efficiency).

Burner. We serve as an agent for the Unigas Burner which is designed and manufactured by UNIGAS, a European burning equipment production company. The burner we provide has the following characteristics: high degree of automation; energy conservation; high turn down ratio; high security and is environmentally safe.

Separator. The test separator is the key measurement device for gas and oil in metering plants. Oil and gas mixture sprays on the oil block cap after entering into the separator through the oil pipeline. The diffused oil falls along the pipe wall to the separator bottom and through the draw-off pipe. The gas rises due to its low density and changes the flow direction after concentrating by the separator umbrella. In the process, the small oil droplets in the gas adhere to the umbrella wall and fall along the wall of the pipe. The de-oiled gas enters the pipeline through the freeing pipe at the top of the separator for measurement.

Oil and Gas Development Tools and Equipment

Oil and Gas Production Increasing Techniques:

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

Automation System and Service:

Pumping unit controller. Functions as a monitor to the pumping unit, and also collects data for load, pressure, voltage, startup and shutdown control.

RTU used to monitor natural gas wells. Collects gas well pressure data.

Wireless dynamometer and wireless pressure gauge. These products replace wired technology with cordless displacement sensor technology. They are easy to install and significantly reduce the working load associated with cable laying.

Electric multi-way valve for oilfield metering station flow control. This multi-way valve is used before the test separator to replace the existing three valve manifolds. It facilitates the electronic control of the connection of the oil lead pipeline with the separator.

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

Factors Affecting Our Business

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

Growth Strategy

As a small local company, it is our basic strategy to focus on developing our onshore oilfield business, i.e. the upstream of the industry. Due to the remote location and difficult environment of China’s oil and gas fields, foreign competitors rarely enter those fields.

Large domestic oil companies prefer to focus on the exploration and development business to earn high margins and keep their absolute competitive advantage. As to private oilfield service companies, 90% specialize in the manufacture of drilling and production equipment. Thus, the market for technical support and project service is still in its early stage. Our management insists on providing high quality products and service in the oilfield where we have a geographical advantage. This allows us to avoid conflicts of interest with bigger suppliers of drilling equipment and keep our leading position within the market segment. Our mission is to increase the automation and safety levels of industrial petroleum production in China, and improve the under-developed working process and management mode by using high-technology. At the same time, we are always looking to improve our business and to increase our earning capability.

Industry and Recent Developments

Oilfield drilling and production equipment and engineering technique services are applied in the process of oil and gas extraction, thus the exploration and exploitation activities of petroleum companies have a direct impact on the level of demand for oilfield technique service and corresponding equipment. The number of new oil and gas wells each year is a key indicator of activity. It can also reflect the prosperity of the oilfield service industry. China is the world’s second-largest petroleum producing country, with nearly 30,000 wells drilled and drill depths of 49,000,000 meters annually. In the long run, factors affecting the development of petroleum companies include prices of oil and gas, and the national energy strategy. In the short or medium term, the petroleum companies plan their development activities according to the level of demand.

Thus, the level of demand of oil and gas in the short or medium term affects the number of oil and gas wells. Meanwhile, well prospecting is done to ensure the supplement of oil and gas in the medium and long run, and well development will satisfy the production demand of petroleum companies in the short term. At present, China is short of oil and gas. The discrepancy between production and demand is growing. For the three state owned petroleum companies, the top priority is to ensure the supplements of the nation and promote stable and increased production of the oilfield. Their capital expenditures are restricted by the national energy strategy to a large extent. Under such circumstances, despite the adverse domestic and international market conditions influencing the Chinese oil market in 2009, the investment by petroleum companies to the upstream of prospecting and development kept increasing. Advanced oilfield drill equipment and technique services are in greater demand, for the petroleum companies to promote effectiveness and reduce costs.

The Several Opinions of the State Council on Encouraging and Guiding the Healthy Development of Private Investment (the “New 36 Guidelines on Non-State-owned Economy”) promulgated in 2010 by the State encourages private investors to take part in oil and natural gas construction, and supports private enterprise investors entering into exploration and development of the oilfield area. As exploration of oil and gas fields involves a wide range of professional technologies, it is expected that in the future the private investors investing in oil and gas field exploration will seek out general contracting and integrated services. We believe this will bring opportunities to the integrated service projects of our company.

Recently, China’s dependence on imported oil exceeded 50%, and an increasingly serious “gas shortage” also put stress on China’s energy supply. The government has decided to invest more into the construction of gas storage and the long-distance natural gas transportation pipeline. Our management believes our current product lines and experience in pipe line transportation and monitoring and development of automation products could help us rapidly grow and develop to be a leader of this segment of the oilfield service industry.

Factors Affecting Our Results of Operations — Generally

Our operating results in any period are subject to general conditions typically affecting the Chinese oilfield service industry including:

•	the amount of spending by our customers, primarily those in the oil and gas industry;

•	growing demand from large corporations for improved management and software designed to achieve such corporate performance;

•	the procurement processes of our customers, especially those in the oil and gas industry;

•	competition and related pricing pressure from other oilfield service solution providers, especially those targeting the Chinese oil and gas industry;

•	the ongoing development of the oilfield service market in China; and inflation and other factors.

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

Revenue Recognition. We recognize revenue when the four following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been provided, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client and the client has signed a completion and acceptance report, risk of loss has transferred to the client, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in client acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

Hardware:

Revenue from hardware sales is generally recognized when the product is shipped to the customer and when there are no unfulfilled company obligations that affect the customer’s final acceptance of the arrangement.

Software:

The Company sells self-developed software. For software sales, the Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2 (ASC 985-605), “Software Revenue Recognition,” and related interpretations. Revenue from software is recognized according to project contracts. Contract costs are accumulated during the periods of installation and testing or commissioning. Usually this is short term. Revenue is not recognized until completion of the contracts and receipt of acceptance statements.

Services:

The Company provides services to improve software functions and system requirements on separated fixed-price contracts. Revenue is recognized on the completed contract method when acceptance is determined by a completion report signed by the customer.

Deferred income represents unearned amounts billed to customers related to sales contracts.

Cost of Revenues. When the criteria for revenue recognition have been met, costs incurred are recognized as cost of revenue. Cost of revenues include wages, materials, handling charges, and other expenses associated with manufactured products and service provided to customers; the cost of purchased equipment and pipes. We expect cost of revenues to grow as our revenues grow. It is possible that we could incur development costs with little revenue recognition, but based upon our past history, we expect our revenues to grow.

Fair Values of Financial Instruments. The carrying amounts reported in the combined and consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, trade accounts payable, accrued liabilities, advances from customer and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Allowance for Doubtful Accounts. Trade receivables and other receivable accounts are recognized initially at fair value and subsequently measured at amortized cost using the effective interest method, less a provision made for impairment of these receivables. Provisions are applied to trade and other receivables where events or change in circumstances indicate that the balance may not be collectible. The identification of doubtful debts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for trade accounts receivable was ¥1,089,331 and ¥1,449,453 ($216,398) on June 30, 2010 and September 30, 2010 respectively.

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

Depreciation expense was ¥83,074 and ¥98,597 ($14,720) for the three months ended September 30, 2009 and 2010, respectively.

	June 30, 2010	September 30, 2010	September 30, 2010
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Motor vehicles	¥1,796,955	¥1,796,955	$273,880
Office equipment and fixtures	450,715	457,354	62,679
Leasehold improvement	426,181	426,181	63,627

Total property and equipment	2,673,851	2,680,490	400,186
Less: Accumulated depreciation	(1,190,970)	(1,289,567)	(192,527)

Property and equipment, net	¥1,482,881	¥1,390,923	$207,659

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenue

	For the Three Months ended September 30,
	2010	2009	Increase (Decrease)	Percentage Change
Hardware	21,799,311	19,271,643	2,527,668	13.12%
Service	—	2,973,459	(2,973,459)	-100.00%
Software	—	226,496	(226,496)	-100.00%

Total Revenue	21,799,311	22,471,598	(672,287)	-2.99%

Revenues. Our total revenues were ¥21,799,311 ($3,254,551), slightly decreased from ¥22,471,598 for the three months ended September 30, 2009. During this three month period, our accessory sales business increased over 22.21%, while our automation business and sales of transportation equipment decreased by 55.73% and 14.46%, respectively. This was mainly because most of our projects were not finished or in the acceptance period. Our management believes we will have a greater number of completed projects in the next quarter.

Cost and Margin

	For the Three Months Ended September 30,
	2010	2009	Increase (Decrease)	Percentage Change
Total Revenue	21,799,311	22,471,598	(672,287)	-2.99%
cost of revenue	14,081,493	16,072,547	(1,991,054)	-12.39%

Gross margin	7,717,818	6,399,051	1,318,767	20.61%
%	35.40%	28.48%	6.92%

Cost of Revenues. Our cost of revenues includes raw materials, labor cost and costs related to design, implementation, delivery and maintenance of products and services. We are a light-asset company, and all materials and components we need can be purchased or manufactured under contract. Usually the price of electronic components doesn’t fluctuate violently due to competitive forces, and it will not affect our cost significantly. Specialized equipment and incentive chemical products can be influenced directly if the price for metal and oil changes. Additionally, the price for some imported accessories appointed by our clients can also have some impact on our cost.

Our cost of revenues decreased from ¥16,072,547 in the three months ended September 30, 2009 to ¥14,081,493 ($2,102,312) for the same period of 2010, a decrease of ¥1,991,054 or 12.39%. As a percentage of revenues, our cost of revenues decreased from 71.52% in 2009 to 64.60% in 2010. This decrease was a result of our higher margin ratio business with larger contract amounts.

Gross Profit. For the three months ended September 30, 2010, our gross profit increased to ¥7,717,818 ($1,152,239) from ¥6,399,051 for the same period in 2009, an increase of ¥1,318,767, or approximately 20.61%. For the three months ended September 30, 2010, our gross profit as a percentage of revenue increased to 35.40%, from 28.48% for the same period in 2009. Even though our revenue decreased, the decrease of our cost of revenue was even greater, as a result our gross profit did not decrease, but instead increased slightly. Our management believes our gross margin will remain at a relatively high level as we remain focused on selecting high margin projects.

Due to the capital and technology intensive nature of our industry, abundant capital strength and spending of oil companies and a higher threshold for access make it possible for suppliers to earn high yields. As to sales of equipment and accessories, our gross margin remains at about 40% (a medium level), margin of automation products is about 50% and that of oilfield service and project engineering service can be higher than 60%. It’s our strategy to improve our operating results by participating in more projects and increasing the services we provide.

Expenses

Selling and Distribution Expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing departments; sales commissions; costs of our marketing programs, including public relations, advertising and trade shows; and an allocation of our facilities and depreciation expenses. Selling expenses decreased by 16.49%, from ¥2,159,212 for three months ended September 30, 2009 to ¥1,803,156 ($269,204) for the same period of 2010. This decrease is mainly attributed to our long-term relationship with CNPC and SINOPEC. During this period, we expanded sales of value added products and services to our existing customer base to realize higher revenues with less selling expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of costs from our human resources organization, facilities costs, depreciation expenses, professional advisor fees, audit fees and other expenses incurred in connection with general operations. General and administrative expenses increased 43.32%, or ¥1,276,159, from ¥2,945,655 in three months ended September 30, 2009 to ¥4,221,814 ($630,300) for the same period of 2010. General and administrative expenses were13.11% of total revenues in 2009 and 19.37% of total revenues in 2010. This percentage increase was primarily attributable to (1) more expenses related to being a public company; and (2) an increase of expenses related to our planned secondary offering, which was delayed due to unfavorable market conditions.

Income from Operations. Income from operations was ¥1,692,848 ($252,735) for the three months ended September 30, 2010, compared to ¥1,294,184 for the same period of 2009. This increase in income from operations can be attributed primarily to the increase of higher margin business and our good relationship with CNPC and SINOPEC.

Subsidy Income. We received grants of ¥26,325 and ¥451,520 ($67,410) from the local government for the three months ended September 2009 and 2010, respectively. These grants were given by the government as return of income tax to support local companies to develop high technology and improve their products.

Income Tax Expense. Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded against deferred tax assets if it is not likely that the asset will be realized. We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in PRC are generally subject to federal (state) enterprise income tax at a rate of 25%; however, Nanjing Recon and BHD were granted certifications of High Technology Enterprise and are taxed at a rate of 15% for taxable income generated. The applicable tax rate for each of our subsidiaries changed in the past few years because of their qualifications and different local policies. From calendar year 2010, Nanjing Recon and BHD are taxed at a rate of 15% and ENI is still taxed at 25%. Our effective EIT burden will vary, depending on which of our domestic companies generate greater revenue.

Income tax expense for three months ended September 30, 2009 and 2010 was ¥692,678 and ¥805,826 ($120,307), respectively. This increase was mainly due to an increase in taxable operating income.

Net Income Attributable to Common Shareholders. As a result of the factors described above, net income attributable to common shareholders was ¥843,761 ($125,969) for the three months ended September 30, 2010, an increase of 98.80% over ¥424,419 for the same period of 2009.

ADJUSTED EBITDA

	For the Three Months Ended September 30,
	2009	2010	2010
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Income from continuing operations	661,735	1,184,091	176,779
Income tax expense (benefit)	692,678	805,826	120,307
Interest expense	41,244	113,439	16,936
Stock compensation expense	294,675	438,706	65,497
Depreciation, amortization and accretion	83,074	98,597	14,720

Adjusted EBITDA	1,773,406	2,640,659	394,239

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

Adjusted EBITDA increased ¥867,253 or 48.90% to ¥2,640,659 for the three months ended September 30, 2010 compared to the same period in 2009. Compared to the 98.80% increase in net income available for common shareholders, we believe this can reflect our improvement of operation much better.

Liquidity and Capital Resources.

General

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than three months. On September 30, 2010, we had cash and cash equivalents in the amount of ¥9,807,863 ($1,464,275).

Indebtedness. As of September 30, 2010, except for ¥11,809,183 ($1,763,064) of notes payable, we did not have any other outstanding loan capital issued or agreed to be issued, bank overdrafts, loans, debt securities or similar indebtedness, liens, liabilities under acceptance (other than normal trade bills) or acceptance credits, debentures, mortgages, charges, finance leases or hire purchase commitments, guarantees or other material contingent liabilities. In addition, there has not been any material change in our indebtedness, commitments and contingent liabilities since June 30, 2010.

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

Capital Resources. To date we have financed our operations primarily through cash flows from financing operations. As of September 30, 2010 we had total assets of ¥173,894,014 ($25,961,692), of which cash amounted to ¥9,807,863 ($1,464,275), and net accounts receivable amounted to ¥82,449,367 ($12,309,366). Working capital amounted to ¥119,366,466 ($17,820,941) and equity amounted to ¥120,757,369 ($18,028,601). The current ratio equaled 3.25, up from 3.04 at June 30, 2010.

Cash from Operating Activities. Net cash used by operating activities was ¥19,313 ($2,883) in first quarter of FY 2011. Compared to the cash amount provided by the operating activities, this was a decrease of ¥577,999 over ¥558,686 for the three months ended September 30, 2009. During this period, we used most of our funds to purchase goods to support our upcoming projects. Additionally, we made significant tax payments, which reduced our working capital. We collected our trade accounts receivable on time, alleviating our cash pressures to a certain extent.

Cash from Investing Activities. Net cash used in investing activities was ¥6,639 ($991) for the three months ended September 30, 2010, relatively stable compared to the same period in 2009.

Cash from Financing Activities. Cash flows used in financing activities amounted to ¥2,278,285 ($340,139) for the three months ended September 30, 2010 and cash flows provided by financing activities amounted to ¥56,968,539 for the quarter ended September 30, 2009. This period, we paid back funds borrowed from third parties.

Working Capital. Total current assets at September 30, 2010 amounted to ¥172,503,091 ($25,754,033), a decrease of approximately ¥2,661,314 ($397,324) compared to ¥175,164,405 at June 30, 2010. The decrease was attributable mainly to a decrease in the amount of trade receivables resulting from less revenues.

Current liabilities amounted to ¥53,136,645 ($7,933,091) at September 30, 2010, in comparison to ¥57,563,362 at June 30, 2010. This decrease has been attributed to payment of tax and short term loan.

The current ratio increased from 3.04 at June 30, 2010 to 3.25 at September 30, 2010. The change in our current ratio was primarily due to the payment of tax and return of short-term notes.

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

Disclosure Controls and Procedures

As of September 30, 2010, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	The section entitled “Use of Proceeds” from our registration statement filed on August 12, 2008, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is July 22, 2009, and the Commission file number assigned to the Registration Statement is 333-152964. The Registration Statement registers the offering of up to 1,700,000 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the Offering”). As of September 30, 2010, the Company has spent proceeds from the Offering in accordance with the following chart:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through September 30, 2010
Product Research and development	$1,273,024	$0
Acquisition and business development in oil-field industry in China and globally	4,073,675	5,000,000
Sarbanes-Oxley compliance	424,341	0
Fixed asset purchases	442,341	0
Employee training	169,736	6,639
General working capital	2,121,706	864,485
Total	$8,486,824	$5,871,124

(c) None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.33	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.34	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.35	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Li Hongqi (1)

10.36	Summary Translation of Technical Service Contract by and between Natural Gas Development Company of Qinghai Oilfield and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.37	Summary Translation of Sales Contract, by and between the West Site Department of Bazhou, Zhongyuan Petroleum Exploration Bureau Project Construction Corporation and Jining ENI Energy Technology Co., Ltd. (1)

10.38	Ordinary Shares Subscription Agreement dated December 31, 2007 between the Registrant and Bloomsway Development Ltd (1)

10.39	Translation of Contract for the Sale of Industrial and Mineral Products between Nanjing Recon Technology Co., Ltd. and PetroChina Qinghai Oilfield Co., Ltd. (1)

10.40	Translation of Contract of Material Reserves and Sales between Beijing BHD Petroleum Technology Co., Ltd. and PetroChina Qinghai Oilfield Co., Ltd. (1)

10.41	Translation of Contract of Material Reserves and Sales between Beijing BHD Petroleum Technology Co., Ltd. and PetroChina Qinghai Oilfield Co., Ltd. (1)

10.42	Translation of Contract for Purchasing Vacuum-Heating-Furnace between Beijing BHD Petroleum Technology Co., Ltd. and PetroChina Huabei Oilfield Co., Ltd. (1)

10.43	Translation of Contract of the Sale of Goods between Beijing BHD Petroleum Technology Co., Ltd. and PetroChina Huabei Oilfield Co., Ltd. (1)

10.44	Summary Translation of Chuan East to Chuan West Transferring Gas Pipe Project Product Collective Contract between Jining ENI Energy Technology Co., Ltd. and Southwest Oil Gas Company of Sinopec. (1)

10.45	Summary Translation of Industrial Product Purchasing Agreement between Jining ENI Energy Technology Co., Ltd. and Southwest Oil Gas Company of Sinopec. (1)

10.46	Summary Translation of Purchase Agreement between Jining ENI Energy Technology Co., Ltd. and Southwest Oil Gas Company of Sinopec. (1)

10.47	Summary Translation of Chuan East to Chuan West Transferring Gas Pipe Project Product Collective Contract between Jining ENI Energy Technology Co., Ltd. and Southwest Oil Gas Company of Sinopec. (1)

10.48	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.49	Operating Agreement among Recon Technology (Jining) Co. Ltd., Jining ENI Energy Technology Co., Ltd., and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.50	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

21.1	Subsidiaries of the Registrant (1)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

November 15, 2010	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

RECON TECHNOLOGY, LTD

RECON TECHNOLOGY, LTD

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	September 30, 2010	September 30, 2010
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	¥12,142,957	¥9,807,863	$1,464,275
Trade accounts receivable, net of allowance for doubtful accounts of ¥ 1,089,331 and ¥ 1,449,453($ 216,398), respectively	89,425,990	82,449,367	12,309,366
Other receivables	12,850,547	15,954,506	2,381,945
Purchase advances	46,551,402	38,246,292	5,710,021
Prepaid expenses	766,638	836,704	124,917
Inventories	13,150,911	24,974,953	3,728,662
Deferred tax assets	275,960	233,406	34,847

Total current assets	175,164,405	172,503,091	25,754,033

Property and equipment, net of accumulated depreciation of ¥ 1,190,970 and ¥ 1,289,567($ 192,527), respectively	1,482,881	1,390,923	207,659

Total Assets	¥176,647,286	¥173,894,014	$25,961,692

LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	¥16,536,796	¥14,881,021	$2,221,678
Other payables	3,096,309	3,351,259	500,330
Deferred income	4,267,711	3,709,158	553,763
Advances from customers	439,761	167,314	24,979
Accrued payroll and employees’ welfare	360,540	265,896	39,697
Accrued expenses	290,803	327,994	48,968
Taxes payable	20,203,104	18,624,820	2,780,612
Short-term notes payable	5,024,881	5,944,881	887,547
Short-term notes payable-related parties	7,343,457	5,864,302	875,517

Total current liabilities	57,563,362	53,136,645	7,933,091

Total Liabilities	57,563,362	53,136,645	7,933,091

Commitments and Contingencies	—	—	—

Equity
Common shares, $ 0.0185 U.S. dollar par value, 25,000,000 shares authorized; 3,951,811 and 3,951,811 shares issued and outstanding at June 30 and September 30, 2010	529,979	529,979	79,124
Additional paid-in capital	69,257,098	69,699,110	10,405,803
Appropriated retained earnings	3,755,503	3,755,503	560,682
Unappropriated retained earnings	36,034,500	36,948,084	5,516,204
Accumulated other comprehensive loss	(76,997)	(108,034)	(16,129)

Total controlling shareholders’ equity	109,500,083	110,824,642	16,545,684
Non-controlling interest, net of tax	9,583,841	9,932,727	1,482,917

Total equity	119,083,924	120,757,369	18,028,601

Total Liabilities and Equity	¥176,647,286	¥173,894,014	$25,961,692

See notes to the consolidated financial statements

RECON TECHNOLOGY, LTD

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months ended September 30,
	2009	2010	2010
	RMB	RMB	U.S. Dollars
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Hardware	¥19,271,643	¥21,799,311	$3,254,551
Service	2,973,459	—	—
Software	226,496	—	—

Total revenues	22,471,598	21,799,311	3,254,551

Cost of revenues	16,072,547	14,081,493	2,102,312

Gross margin	6,399,051	7,717,818	1,152,239

Selling and distribution expenses	2,159,212	1,803,156	269,204
General and administrative expenses	2,945,655	4,221,814	630,300

Operating expenses	5,104,867	6,024,970	899,504

Income from operations	1,294,184	1,692,848	252,735

Other income (expenses)
Subsidy income	26,325	451,520	67,410
Interest income	1,676	1,386	207
Interest expense	(41,244)	(113,439)	(16,936)
Other income (expenses)	73,472	(42,398)	(6,330)

	60,229	297,069	44,351

Income before income taxes and non-controlling interest	1,354,413	1,989,917	297,086

Provision for income taxes	692,678	805,826	120,307

Net income before allocation to non-controlling interests	661,735	1,184,091	176,779

Less: Net income attributable to non-controlling interest	(237,316)	(340,330)	(50,810)

Net income attributable to common shareholders	¥424,419	¥843,761	$125,969

Comprehensive income
Net income before allocation to non-controlling interests	661,735	1,184,091	176,779
Foreign currency translation adjustment	(51,773)	(108,034)	(16,129)

Comprehensive income	609,962	1,076,057	160,650
Comprehensive income attributable to non-controlling interests	(232,139)	(329,527)	(49,197)
Comprehensive income attributable to common shareholders	¥377,823	¥746,530	$111,453

Earnings per common share - basic
Net income attributable to common shareholders	¥0.13	¥0.21	$0.03

Earnings per common share - diluted
Net income attributable to common shareholders	¥0.12	¥0.21	$0.03

Weighted - average shares -basic	3,360,743	3,951,811	3,951,811

Weighted - average shares -diluted	3,457,394	3,951,811	3,951,811

See notes to the consolidated financial statements

RECON TECHNOLOGY, LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months ended September 30,
	2009	2010	2010
	RMB	RMB	U.S. Dollars
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income before allocation to noncontrolling interests	¥661,735	¥1,184,091	$176,779
Adjustments to reconcile net income before noncontrolling interests to net cash provided by (used in) operating activities:
Depreciation	83,074	98,597	14,720
Stock based payment	294,675	438,706	65,497
Movement of deferred taxation	(747,817)	42,554	6,353
Changes in operating assets and liabilities:
Trade accounts receivable, net	(5,676,510)	6,976,623	1,041,582
Trade accounts receivable-related parties, net	502,779	—	—
Other receivables, net	(961,737)	(1,384,829)	(206,750)
Other receivables related parties, net	(231,150)	—	—
Purchase advance, net	2,934,937	8,386,615	1,252,089
Prepaid expense	(1,051,897)	(70,066)	(10,461)
Inventories	(3,552,529)	(11,824,042)	(1,765,283)
Trade accounts payable	5,421,613	(1,655,775)	(247,201)
Trade accounts payable-related parties	14,134	—	—
Other payables	276,924	254,950	38,063
Deferred income	1,335,184	(558,553)	(83,390)
Advances from customers	(243,806)	(272,447)	(40,675)
Accrued payroll and employees’ welfare	(71,147)	(94,644)	(14,130)
Accrued expenses	11,990	37,191	5,552
Taxes payable	1,558,235	(1,578,284)	(235,628)

Net cash provided by (used in) operating activities	558,686	(19,313)	(2,883)

Cash flows from investing activities:
Purchases of property and equipment	(75,830)	(6,639)	(991)

Net cash used in investing activities	(75,830)	(6,639)	(991)

Cash flows from financing activities:
Proceeds from stock issuance	60,209,057	—	—
Proceeds from short-term notes payable	(1,251,438)	920,000	137,352
Repayment for short-term notes payable-related party	(1,989,080)	(1,479,155)	(220,832)
Loan to third-party companies	—	(1,719,130)	(256,659)

Net cash provided by (used in) financing activities	56,968,539	(2,278,285)	(340,139)

Effect of exchange rate fluctuation on cash and cash equivalents	(51,773)	(30,857)	(4,608)

Net increase (decrease) in cash and cash equivalents	57,399,622	(2,335,094)	(348,621)
Cash and cash equivalents at beginning of period	2,727,735	12,142,957	1,812,896

Cash and cash equivalents at end of period	60,127,357	9,807,863	$1,464,275

Supplemental cash flow information
Cash paid during the period for interest	¥—	¥18,000	$2,687

Cash paid during the period for taxes	¥49,697	¥1,625,822	$242,729

See notes to the consolidated financial statements

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization -Recon Technology, Ltd (the “Company”) was incorporated under the laws of the Cayman Islands on August 21, 2007 by Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (the “Principal Shareholders”) as a company with limited liability. The Company provides oilfield specialized equipment, automation systems, tools, chemicals and field services to petroleum companies in the People’s Republic of China (the “PRC”). Its wholly owned subsidiary, Recon Technology Co., Limited (“Recon-HK”) was incorporated on September 6, 2007 in Hong Kong. Other than the equity interest in Recon-HK, the Company does not own any assets or conduct any operations. On November 15, 2007, Recon-HK established one wholly owned subsidiary, Jining Recon Technology Ltd. (“Recon-JN”) under the laws of the PRC. Other than the equity interest in Recon-JN, Recon-HK does not own any assets or conduct any operations.

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition, Recon-HK entered into Option Agreements to acquire the Principal Shareholders’ equity interest in these entities if or when permitted by the PRC laws.

Based on these exclusive agreements, the Company consolidates BHD, Nanjing Recon and ENI as VIEs as required by Financial Accounting Standards Board Interpretation No. 46R (ASC Topic 810), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51(ASC Topic 810) because the Company is the primary beneficiary of the VIEs.

On August 28, 2000 a Principal Shareholder of the Company purchased a controlling interest in BHD which was organized under the laws of the PRC on June 29, 1999. As of June 30, 2010 and September 30, 2010, the Principal Shareholders held 67.5% ownership in BHD. BHD is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively based upon the control agreements. Profits allocated to the minority interest is the remaining amount (10%).

On January 21, 2003, ENI was organized under the laws of the PRC. Principal Shareholders of the Company own a controlling interest of ENI. As of June 30, 2010 and September 30, 2010, the Principal Shareholders held 80% ownership interest in ENI. ENI is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively based upon the control agreements. Profits allocated to the minority interest is the remaining amount (10%).

On July 4, 2003, Nanjing Recon was organized under the laws of the PRC. On August 27, 2007 the Principal Shareholders of the Company purchased a majority ownership of Nanjing Recon from a related party who was a majority owner of Nanjing Recon. As of June 30, 2010 and September 30, 2010, the Principal Shareholders held 80% ownership interest in Nanjing Recon. Nanjing Recon is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively based upon the control agreements. Profits allocated to the minority interest is the remaining amount (10%).

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They are consolidated following January 1, 2008, the date of the agreements. The accompanying consolidated financial statements include the financial statements of the Company, its subsidiaries, and VIEs for which the Company is the primary beneficiary. All inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring entries, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2010. The results of operations for the interim periods presented are not indicative of the operating results to be expected for the Company’s fiscal year ending June 30, 2011.

Principles of Consolidation - The consolidated financial statements include the financial statements of all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The consolidated financial statements as of and for the three months ended September 30, 2010 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers and are unaudited. The translation has been made at the rate of ¥6.6981 = US$1.00, the approximate exchange rate prevailing on September 30, 2010. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Property and equipment - Property and equipment are stated at cost. Depreciation on motor vehicles and office equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets

Long-lived Assets - In accordance with FASB guidance, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset.

Advances from Customers - The Company, as is common practice in the PRC, will often receive advance payments from its customers for its products or service. The advances are showed as current liabilities and are recognized as revenue when the products are delivered or service is provided.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Split - On June 8, 2009, in connection with the Company's contemplated initial public offering (“IPO”) of common shares, the Board of Directors approved a 42.7840667-to-1 split of common shares and redeemable common shares to shareholders of record as of such date. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the split for all periods presented.

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Subsidy Income - The Company received grants of ¥26,325 and ¥451,520 ($67,410) from the local government for the three months ended September 30, 2009 and 2010, respectively. 1) Grants given by the government were to support local software companies’ operation and research and development. Grants related to research and development projects are recognized as subsidy income in the consolidated statements of operations when received. 2) Grants in form of value-added-tax refund for software products are recognized when received.

Share-Based Compensation - The Company accounts for share-based compensation in accordance with ASC Topic.718, Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the share award using the straight-line method.

Income Taxes - Income taxes are provided based upon the liability method of accounting pursuant to ASC Topic 740 ), Accounting for Income Taxes. Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company has not been subject to any income taxes in the United States or the Cayman Islands.

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. TRADE ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at June 30, 2010 and September 30, 2010:

	June 30, 2010	September 30, 2010	September 30, 2010
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Trade accounts receivable	¥90,515,321	¥83,898,820	$12,525,764
Allowance for doubtful accounts	(1,089,331)	(1,449,453)	(216,398)

Trade accounts receivable, net	¥89,425,990	¥82,449,367	$12,309,366

NOTE 4. OTHER RECEIVABLES

Other receivables consisted of the following at June 30, 2010 and September 30, 2010:

	June 30, 2010	September 30, 2010	September 30, 2010
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Deposit for purchasing inventory	¥7,930,268	¥7,930,268	$1,183,958
loans to third party	3,723,982	5,315,242	793,545
Advance to staff for project purchasing	1,032,750	2,534,224	378,350
Deposit for project tender	80,000	35,000	5,225
Receivables from non-operations	83,547	125,000	18,662
Others	—	14,772	2,205

Other receivable	¥12,850,547	¥15,954,506	$2,381,945

Deposit for purchasing inventory was ¥7,930,268 as of June 30 and September 30, 2010. The Company assigned third parties to purchase inventory for closed indents.

Loans to third party are mainly used for short-term fund to support cooperative companies. As of June 30 and September 30, 2010, most of loans to third party were paid to Beijing Yuanda Weiye Technology Development Co., Ltd.

Advances to staff are for business travel and other sundry expenses related to customer on-site installation and inspection of products.

NOTE 5. PURCHASE ADVANCES

Purchase advances consisted of the following at June 30, 2010 and September 30, 2010:

	June 30, 2010	September 30, 2010	September 30, 2010
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Prepayment for purchasing inventory	¥46,293,094	¥37,995,113	$5,672,521
Service fee	258,308	251,179	37,500

Purchase advances	¥46,551,402	¥38,246,292	$5,710,021

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. INVENTORIES

Inventories consisted of the following at June 30, 2010 and September 30, 2010:

	June 30, 2010	September 30, 2010	September 30, 2010
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Low-value consumption goods	¥310,381	¥462,055	$68,983
Purchased goods and raw materials	5,721,871	210,595	31,441
Work in process	—	1,139,954	170,191
Finished goods	7,118,659	23,162,349	3,458,047

Total inventories	¥13,150,911	¥24,974,953	$3,728,662

NOTE 7. OTHER PAYABLE

Other payable consisted of the following at June 30, 2010 and September 30, 2010:

	June 30, 2010	September 30, 2010	September 30, 2010
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Loans from third-party companies	¥2,183,965	¥2,183,965	$326,057
Travel fee	223,448	64,552	9,637
Rental	441,921	441,921	65,977
Freight	—	412,400	61,570
Expenses paid by third-parties on behalf of Recon	194,361	248,421	37,089
Others	52,614	—	—
Total other payable	¥3,096,309	¥3,351,259	$500,330

Loans from third-party companies were mainly borrowed for supplemental working capital by BHD with amount of ¥1,100,000 and Nanjing Company with amount of ¥1,083,965.

NOTE 8. PROPERTY AND EQUIPMENT

Motor vehicles	10 Years
Office equipment	2-5 Years
Leasehold improvement	5 years

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Property and equipment consisted of the following at June 30, 2010 and September 30, 2010:

	June 30, 2010	September 30, 2010	September 30, 2010
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Motor vehicles	¥1,796,955	¥1,796,955	$273,880
Office equipment and fixtures	450,715	457,354	62,679
Leasehold improvement	426,181	426,181	63,627

Total property and equipment	2,673,851	2,680,490	400,186
Less: Accumulated depreciation	(1,190,970)	(1,289,567)	(192,527)

Property and equipment, net	¥1,482,881	¥1,390,923	$207,659

Depreciation expense was ¥83,074 and ¥98,597 ($14,720) for the three months ended September 30, 2009 and 2010, respectively.

NOTE 9. SHAREHOLDERS’ EQUITY

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

Appropriated Retained Earnings - According to the Articles of Incorporation, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, the Companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the Companies. As of June 30, 2010 and September 30, 2010 the balance of total statutory reserves was ¥3,755,503 and ¥3,755,503 ($560,682).

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. INCOME TAXES

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

Deferred taxes are comprised of the following:

	June 30, 2010	September 30, 2010	September 30, 2010
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Allowance for doubtful receivables	¥275,960	¥233,406	$34,847

Total deferred income tax assets	¥275,960	¥233,406	$34,847

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Following is a reconciliation of income taxes at the calculated statutory rates:

	For the three months Ended September 30, 2009	For the three months Ended September 30, 2010	For the three months Ended September 30, 2010
	RMB	RMB	U.S. Dollars
	(Unaudited)	(Unaudited)	(Unaudited)
Income tax calculated at statutory rates	¥766,459	¥1,052,282	$157,102
Nondeductible expenses (non-taxable income)	—	1,984	296
Benefit of favorable rate for high-technology companies	(73,781)	(180,712)	(26,980)
Benefit of revenue exempted from enterprise income tax	—	(67,728)	(10,111)

Provision for income taxes	¥692,678	¥805,826	$120,307

The provision for income taxes is comprised of the following:

	For the three months Ended September 30, 2009	For the three months Ended September 30, 2010	For the three months Ended September 30, 2010
	RMB	RMB	U.S. Dollars
	(Unaudited)	(Unaudited)	(Unaudited)
Current income taxes	¥1,440,495	¥805,826	$120,307
Deferred income taxes	(747,817)	—	—

Provision for income taxes	¥692,678	¥805,826	$120,307

SHORT-TERM NOTES PAYABLE

Short-term notes payable consist of the following:

	June 30, 2010	September 30, 2010	September 30, 2010
	RMB	RMB	U.S. Dollars
Short-term notes payable due to non-related parties:		(Unaudited)	(Unaudited)
Due-on-demand note payable, no interest	¥1,224,888	¥1,024,888	$153,012
Short-term note payable, no interest, matures on Aug. 25, 2011	140,000	140,000	20,901
Short-term notes payable, interest at 6%, matures on Dec. 11, 2010	1,172,911	1,172,911	175,111
Short-term note payable, no interest, matures on Dec. 27, 2010	411,500	2,031,500	303,295
Short-term note payable, no interest, matures on May 24, 2011	1,575,582	1,075,582	160,580
Short-term note payable, interest at 1.2%a month, matures on Nov. 19, 2010	500,000	500,000	74,648

Total short-term notes payable due to non-related parties	¥5,024,881	¥5,944,881	$887,547

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2010	September 30, 2010	September 30, 2010
	RMB	RMB	U.S. Dollars
Short-term notes payable due to related parties:		(Unaudited)	(Unaudited)
Due-on-demand note payable to Principal Shareholders, no interest	¥376,377	¥376,377	$56,192
Short-term note payable to a Principal Shareholder’s family member, interest at 6%, matures on Dec. 9, 2010	249,100	260,675	38,918
Short-term note payable to a Principal Shareholder’s family member, no interest at 6%, matures on Dec. 31, 2010	6,200,000	4,700,000	701,692
Short-term note payable to management, interest at 6%, matures on March 10, 2010	517,980	527,250	78,715

Total short-term notes payable due to related parties	¥7,343,457	¥5,864,302	$875,517

NOTE 11. CONCENTRATIONS

For the three months ended September 30, 2009 and 2010, the largest two ending customers, CNPC and SINOPEC, represented 47.89% and 50.12%, 38.26% and 26.40% of the Company’s revenue, respectively (the Company provided service directly to CNPC and SINOPEC, but it did not sign contracts directly with CNPC and SINOPEC. It must enter into contracts with the agents.). For the three months ended September 30, 2009 and 2010, no supplier accounted 10% of its total purchases.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company leases offices for three subsidiaries in Beijing, Nanjing and Shandong. All the lease agreements expire in December 31, 2010 with a monthly payment of ¥67,851 ($10,130). The amount of commitments for non-cancelable operating leases is ¥ 203,554 ($30,390) for remaining three months until December 31, 2010.

Contingencies through November 15, 2010 have been considered by the Company and none were noted which were required to be disclosed.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties - The Company had no sales to related parties which are the companies under common ownership.

Leases from related parties - On January 1, 2010, the Company entered into a one-year agreement for the lease of office space owned by the principal shareholders and their family member. The terms of the agreement state that the Company will lease the property for one year, The monthly rental is ¥80,833 and the annual rental expense is ¥969,996 .

Short-term loan from related parties - The Company borrowed ¥7,343,457 and ¥5,864,302 ($875,517) from principal shareholders, their family member and senior officials as of June 30, 2010 and September 30, 2010. For specific term and interest rate of loan, please see Note 10.

NOTE 14. STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards “Share-Based Payment” (ASC 718), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. (ASC 718) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (ASC 107) to provide guidance on ASC 718. The Company has applied ASC 718 in its adoption of requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options is determined using the Binomial Lattice valuation model instead of the Black-Scholes Model previously utilized under Statement ASC 718. The Company believes that the revised model represents a more likely projection of actual outcomes.

Statement (ASC 718) requires that the realized tax benefit related to the excess of the deductible amount over the compensation expense recognized be reported as a financing cash flow rather than as an operating cash flow, as required under previous accounting guidance. The Company does not recognize any tax benefit related to this based on the Company’s historical operating performance, lack of taxable income and the accumulated deficit.

As of September 30, 2010, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s option plans.

Share-based Payments - As discussed in Note 8, the Company granted options to purchase 293,000 common shares under the 2009 Plan to its employees and non-employee directors on July 30, 2009. The options have an excise price of $6.00 equal to the IPO price of the Company and will vest over a period of five years, with the first 20% vesting on July 30, 2010. The options expire ten years after the date of grant, on July 29, 2019. The fair value was estimated on July 30, 2009 using the Binomial Lattice valuation model, using the following weighted-average assumptions:

Stock Price at grant date	6.00
Exercise price(per share)	6.00
Risk free rate of interest***	4.6118%
Dividend Yield	0.0%
Life of option (years)**	10.00
Volatility*	78%
Foreiture rate****	0%

*	Volatility is projected using the performance of PHLX Oil Service Sector index.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

**	The life of options represents the period the option is expected to be outstanding.
***	The risk-free interest rate is based on the Chinese international bond denominated in U.S dollar with a maturity that approximates the life of the option.
****	Forfeiture rate is the estimated percentage of options forfeited by employees by leaving or being terminated before vesting.

Vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value per share
		RMB	RMB
Options vested at 2009/6/30	—	—	—
Grant date July 30, 2009	293,000	¥8,839,810	¥30.17
Vested during the fiscal year of 2010	—	—	—
Vested during the first quarter of 2011	58,600	1,767,962	30.17

The Company recognizes compensation cost for awards with graded vesting on a straight – line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥30.17($4.42) per share. Compensation expense recorded for the three months ended September 30, 2009 and 2010 was ¥294,675 and ¥438,706 ($65,479).

If not previously exercised or canceled, options outstanding at September 30, 2010 will expire as follows:

	Range of exercise prices		Number of shares	Weighted average exercise price
Expiry Date	High	Low	—	—
29-Jul-19	$6	$6	234,400	$6

Placement Agent Warrants - As discussed in Note 9, the Company completed its IPO offering on July 29, 2009, and the gross proceeds received by the Company for the Offering were $10,200,000 (1,700,000 common shares at $6.00 per share) before the cash offering costs of ¥9,651,771 ($1,412,896).

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company had 293,000 of granted stock options that were exercisable as of September 30, 2010 and zero of granted stock options were exercised. The Company had 170,000 of granted placement agent warrants as of September 30, 2010 and zero of warrants were exercised.

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

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of common stock options (using the treasury stock method). However, the effect from warrant would have been anti-dilutive due to the fact that the weighted average exercise price per share of the warrant is higher than the weighted average market price per share of the common stock during the year ended September 30, 2010.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the three months ended September 30,
	2009	2010	2010
Basic weighted average common shares outstanding	3,360,743	3,951,811	3,951,811
Effect of redeemable common stock	(39,168)	—	—
Effect of options and warrants	135,819	—	—
Diluted weighted average ordinary shares outstanding	3,457,394	3,951,811	3,951,811

Net income available for common shareholders	¥424,419	¥843,761	$125,969
Basic earnings per share	¥0.13	¥0.21	$0.03
Diluted earnings per share	¥0.12	¥0.21	$0.03

NOTE 16. SUBSEQUENT EVENTS

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.