Form 10-Q
period 2011-03-31
Recon Technology, Ltd
filed 2011-05-16
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 25,000,000 ordinary shares. As of the date of this report, the Company has issued and outstanding 3,951,811 Shares.

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

Our business is mainly focused on the upstream sectors of the oil and gas industry as shown by the solid framed boxes on the chart below:

We derive our revenues from (1) the sale of hardware products, (2) the sale of software products, and (3) engineering project services. Our products and services involve most of the key procedures of extraction and production of oil and gas, which include automation systems, equipment, tools and on-site technical services. We do not, however, engage in the production of petroleum or petroleum products.

Service and Products

Our products and services include:

Equipment for Oil and Gas Production and Transportation

High-Efficiency Heating Furnace. Crude petroleum contains certain impurities that must be removed before the petroleum can be sold, including water and natural gas. To remove the impurities and to prevent solidification and blockage in transport pipes, companies employ heating furnaces. BHD researched, developed and implemented a new oilfield furnace that is advanced, highly automated, reliable, easily operable, and comparatively safe and highly heat efficient (90% efficiency).

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

Natural Gas Flow Computer System. The flow computer system isused in natural gas stations and gas distribution stations to measure flow.

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

Recent Business Developments

Beginning in 2010, the big Chinese oil companies began implementing significant adjustments to their operating strategies. The following strategic initiatives implemented by the large Chinese oil companies have had a significant impact on our business and operations:

•	Development of strategic suppliers, and enhancement of direct operation with well-known domestic and international companies;

•	Enhanced cooperation with qualified domestic manufacturers of equipment and suppliers of technology and services; and

•

Increased focus on exploration and exploitation, and increased introductions of products and techniques through outsourcing with professional private enterprises in the remaining sectors of the industry chain, especially the development and production sectors.

These polices aim to establish long-term and stable supply channels and obtain better prices and higher quality services. They also help to speed up the nationalization of major equipment and critical materials and implementation of new products and services.

Accordingly, our businesses were affected in the following ways:

•

Previously, approximately one-third of our revenue came from our trading business with Sinopec by acting as an agent. This business was primarily conducted by our contractually controlled affiliate, ENI. We received orders mainly by tendering. Then we would need to use our own funds to purchase specified equipment and we get paid after the contract period (usually 1 year). With a previously high threshold for access in this market, we could make considerable profits. However, this aspect of our business has suffered as a result of the large oil companies’ policy adjustments. Especially for Sinopec, for the year 2010, its strategic procurement rate rose rapidly to 60%, and this ratio is expected to be over 80% by then end of China’s 12th five year plan period. We do not manufacture such equipment ourselves and cannot meet the standards for being a strategic supplier to the large oil companies. As a result of such adjustments, our trading business, operated by ENI, has difficulty participating in larger projects with higher gross profits. We still have the ability to win smaller contracts with lower margin, however, occupying capital in such business is often inefficient. Thus, the contribution to revenue and net income from our trading business, operated by ENI, declined dramatically this quarter.

•	We now have the opportunity to focus more on our own branded equipment and automation system products and services, which we believe are technologically advanced and provide a price advantage.

•

We also have the capability of independent project construction. With fast improvement of our integrated design capabilities and rich experience of project construction, our management believes our advantage will be fully reflected and can benefit the company shortly in conjunction with proceeds from the capital market to undertake new engineering contracts.

In an effort to remediate the adverse effects of these market changes, our management is also actively adjusting our operating structure to strip non-essential businesses and keep our core business healthy. We are also accelerating extensive application of our own developed technologies and products and expanding our sales network to offset the declines to our trading business.

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

Measuring Equipment and Service. Our priority is the development of our well, pipeline and oilfield SCADA (Supervisory Control And Data Acquisition) engineering project contracting service, oilfield video surveillance and control system, and reforming technical support service. According to conservative estimates, the potential market for our wireless indicator and remote monitoring system (SCADA) is approximately RMB 5 billion.

Gathering and Transferring Equipment. (1) Furnace. We estimate demands for our furnace at about 2,000 units per year, of which, 500 are expected to come from new wells and 1,500 are expected to come from reconstruction of old wells. The potential market is estimated at RMB 800 million (approximately $122 million) based on an average price of RMB 400,000 (approximately $60,882) per furnace. (2) Oil/water separator. We estimate demand at about 800 units per year, of which, 300 are expected to come from new wells and 500 are expected to come from reconstruction of old wells. The potential market is about RMB 400 million (approximately $61 million) based on an average price of RMB 500,000 (approximately $76,102); (3) Burner. We estimate demand at about 5,000 units per year, of which, 1,000 are expected to come from new wells and 4,000 are expected to come from reconstruction of old wells. The potential market is about RMB 300 million (approximately $46 million) based on an average price of RMB 60,000 (approximately $9,132).

New business. Along with the opening of the oilfield service market to private companies, we plan to establish our own service team equipped with work-over rigs (specialized equipment used during the operation of well repairing) and coiled tubing machines. We expect this service team to begin operating in the first half of the 2012 fiscal year. Only a few companies can provide this business in China at present.

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

Industry and Recent Developments

Oilfield drilling and production equipment and engineering technique services are applied in the process of oil and gas extraction, thus the exploration and exploitation activities of petroleum companies directly influences demand for oilfield technique service and corresponding equipment. At present, China is short of oil and gas. The discrepancy between production and demand is growing, sustaining high oil prices to a certain extent. This discrepancy significantly improves the business environment for petroleum equipment and service companies and is leading to rapid expansion of the market as oil companies increase capital expenditures on development.

With rapid growth of big petroleum companies’ overseas business, our management has expressed confidence with respect to the potential of our products and services in the international market based on the following factors:

•

After experiencing 2009 lows, international oil and gas exploration expenditures surged. Increases in oil prices have continued for the last six months, and expenditures, which usually lag at around six months to one year, are expected to increase significantly throughout 2011 and 2012.

•

The three big Chinese petroleum companies made large-scale overseas acquisitions of oil and gas fields since the global economic crisis, and are expected to enter into a three to five year period of further exploitation and development. Companies such as ours, which have established good relationships with the big three Chinese petroleum companies should be presented with significant opportunities.

•	We believe we have a technique and cost advantage and are capable of growing at a faster rate by implementing more active sales strategies.

Factors Affecting Our Results of Operations — Generally

Our operating results in any period are subject to general conditions typically affecting the Chinese oilfield service industry including:

•	the amount of spending by our customers, primarily those in the oil and gas industry;

•	growing demand from large corporations for improved management and software designed to achieve such corporate performance;

•	the procurement processes of our customers, especially those in the oil and gas industry;

•	competition and related pricing pressure from other oilfield service solution providers, especially those targeting the Chinese oil and gas industry;

•	the ongoing development of the oilfield service market in China; and

•	inflation and other factors.

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

Software:

The Company sells self-developed software. For software sales, the Company recognizes revenues in accordance with ASC 985-605, “Software Revenue Recognition,” and related interpretations. Revenue from software is recognized according to project contracts. Contract costs are accumulated during the periods of installation and testing or commissioning. Usually this is short term. Revenue is not recognized until completion of the contracts and receipt of acceptance statements.

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

Allowance for Doubtful Accounts. Trade receivables and other receivable accounts are recognized initially at fair value and subsequently measured at amortized cost using the effective interest method, less a provision made for impairment of these receivables. Provisions are applied to trade and other receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful debts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for trade accounts receivable was ¥1,089,331 and ¥2,196,723 ($334,351) on June 30, 2010 and March 31, 2011 respectively. Allowance for other receivables was ¥154,057 and ¥6,984,535 ($1,063,079) on June 30, 2010 and March 31, 2011 respectively

Property and Equipment. We record property and equipment at cost. We depreciate property and equipment on a straight-line basis over their estimated useful lives using the following annual rates:

Items	Useful life

Motor Vehicles	10 years

Office Equipment	2-5 years

Leasehold Improvements	5 years

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

Results of Operations

The following consolidated results of operations include the results of operations of the Company, all the contractual subsidiaries, which are BHD, Nanjing Recon and ENI of the Company. The results of operations are primarily those of the contractual subsidiaries.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenue

	For the Three Months Ended March 31,
	2011	2010	Decrease	Percentage Change
Hardware	¥11,108,566	¥24,578,963	¥(13,470,397)	(54.80%)

Service	¥—	¥1,709,402	¥(1,709,402)	(100%)

Total Revenue	¥11,108,566	¥26,288,365	¥(15,179,799)	(57.74%)

Revenues. Our total revenues were ¥11,108,566 ($1,690,776), a decrease of 57.74% or ¥15,179,799 from ¥26,288,365 for the three months ended March 31, 2010. During this three months period, sales of transportation equipment increased by 20.42%, while our automation business decreased by 61.82% and our accessory sales business decreased over 80.30%. The decrease in our revenues for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was due to the following operating challenges: (1) as described above, some of our large clients, especially Sinopec, adjusted their procurement policies, to increase direct purchases from strategic manufacturers rather than purchase from agency companies. Additionally, our former Chief Marketing Officer, Mr. Li Hongqi, resigned effective January 31, 2011. When Mr. Li resigned, we lost our established relationship with Sinopec and other companies. Without such relationships, it was very difficult for us to compete with the large strategic suppliers adopted by the large oil companies under their new procurement policies, thus decreasing our revenues as an agent for hardware sales; and (2) our equipment and service terminals can only be assembled and operated after completion of field infrastructure. Currently, our major on-going projects are all located in Ji dong oilfield and Weston Sichuan gas field, which are both newly developed oil and gas fields, with relatively long construction periods. Since some of our clients have not finished their oilfield construction, which in turn caused delays in our projects, we could not provide equipment to our clients and recognize the corresponding revenue as scheduled, this is also the reason for our increase of inventories for this period.

As discussed above, the changes to our clients’ procurement policies may have long-term adverse effects on our operation and our management believes we need to adjust our business structure to place a greater emphasis on our high efficiency equipment and service business. Short-term priorities for our management are:

•

Reevaluate the agency trading department operated by ENI and find the most appropriate way to proceed with this business. Our management intends to evaluate the remaining relationships with clients and suppliers in the agency trading business to determine the best course of action for the Company to minimize the impact of the declining agency trading business; and

•	Expansion of our sales network and establishment of relationships with new clients to receive larger overall packages.

Our management intends to pursue these goals in an effort to maximize shareholder value, overcome recent declines, and progress with the Company’s long-term goals and strategies.

Cost and Margin

	For the Three Months Ended March 31,
	2011	2010	Increase (Decrease)	Percentage Change
Total Revenue	¥11,108,566	¥26,288,365	¥(15,179,799)	(57.74%)
Cost of Revenue	¥9,123,575	¥14,538,530	¥(5,414,955)	(37.25%)

Gross Margin	¥1,984,991	¥11,749,835	¥(9,764,844)	(83.11%)
Margin %	17.87%	44.70%	(26.83%)

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

Our cost of revenues decreased from ¥14,538,530 in the three months ended March 31, 2010 to ¥9,123,575 ($1,388,651) for the same period of 2011, a decrease of ¥5,414,955 or 37.25%. As a percentage of revenues, our cost of revenues increased from 55.30% in the three months ended March 31, 2010 to 82.13% in the three months ended March 31, 2011. During this period, the decrease in cost of revenues was mainly caused by the decrease in our agency business and project delays. As our agency business is high margin, when that business declined, our cost of revenue as a percentage of revenue increased.

Gross Profit. For the three months ended March 31, 2011, our gross profit decreased to ¥1,984,991 ($302,125) from ¥11,749,835 for the same period in 2010, a decrease of ¥9,764,844, or approximately 83.11%. For the three months ended March 31, 2011, our gross profit as a percentage of revenue decreased to 17.87%, from 44.70% for the same period in 2010. As a result of a decrease in our revenue and increased cost as a percentage of our revenue, our gross profit decreased and gross margin dropped. Our management believes that a higher margin level is very important to secure our business. Additionally, as more and more domestic peer companies go public in Chinese capital markets, the oilfield service industry is becoming more and more competitive. To maintain our position and profitability in our segmented market, our management plans to focus its efforts on research and development of our products and expansion of our service business. We also plan to actively finance our development.

Expenses

Operating Expenses

	For the Three Months Ended March 31,
	2011	2010	Increase (Decrease)	Percentage Change
Selling and Distribution Expenses	¥1,449,192	¥1,534,090	¥(84,898)	(5.53%)
Percentage of Revenue	13.05%	5.84%	7.21%
General and Administrative expenses	¥8,183,056	¥3,337,591	¥4,845,465	145.18%
Percentage of Revenue	73.66%	12.70%	60.96%

Operating Expenses	¥9,632,248	¥4,871,681	¥4,760,567	97.72%

Selling and Distribution Expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing department, sales commissions, costs of our marketing programs, including public relations, advertising and trade shows; and an allocation of our facilities and depreciation expenses. Selling expenses decreased by 5.53%, from ¥1,534,090 for the three months ended March 31, 2010 to ¥1,449,192 ($220,574) for the same period of 2011. Selling and distribution expenses were 5.84% of total revenues in the three months ended March 31, 2010 and 13.05% of total revenues in the same period in 2011. The overall decrease is mainly attributable to decreased expenses for our trading department, while selling and distribution expenses increased as a percentage of revenues due to more active sales activities in our two departments. Selling expenses for the automation department increased the most as the cost of developing business with new clients in a new area is high. Our management expects this will bring direct benefits within six months.

General and Administrative Expenses. General and administrative expenses consist primarily of costs from our human resources organization, facilities costs, provision of bad debt, depreciation expenses, professional advisor fees, audit fees and other expenses incurred in connection with general operations. General and administrative expenses increased 145.18%, or ¥4,845,465, from ¥3,337,591 in the three months ended March 31, 2010 to ¥8,183,056 ($1,245,499) for the same period of 2011. General and administrative expenses were 12.70% of total revenues in the three months ended March 31, 2010 and 73.66% of total revenues in the same period in 2011. This percentage increase was primarily attributable to the decline of our trading business, the change of operating structure and our management’s decision to make some allowance for purchase advances related to certain projects. Specifically, we made advanced orders and purchases in anticipation of the continued flow of business through ENI. With the decline of ENI’s business, we are now left with little option as to how to dispose of the advances purchases. As such, our management made very cautious estimates about the possible loss of these advanced payments and recognized it as expenses in this period.

Income (Loss) from Operations. Due to the decline of our agency trading business, the uncertainty associated with the recovery of advance payments we made, and our efforts to expand our sales channels, our revenue during the period decreased while our administrative expenses increased, causing our income from operations for the period to decrease by ¥211.18%, or ¥14,525,410, to loss of ¥7,647,257 ($ 1,163,948) for the three months ended March 31, 2011, compared to ¥6,878,153 for the same period of 2010.

Subsidy Income. We received grants of ¥20,000 and ¥341,025 ($51,906) from the local government for the three months ended March 31, 2010 and 2011, respectively. These grants were given by the government as return of income tax to support local companies to develop high technology and improve their products.

Income Tax Expense. Income taxes are provided based upon the liability method of accounting pursuant to ASC No. 740, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded against deferred tax assets if it is not likely that the asset will be realized. We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in PRC are generally subject to federal (state) enterprise income tax at a rate of 25%; however, Nanjing Recon and BHD were granted certifications of High Technology Enterprise and are taxed at a rate of 15% for taxable income generated. The applicable tax rate for each of our subsidiaries changed in the past few years because of their qualifications and different local policies. From calendar year 2010 and 2011, Nanjing Recon and BHD are taxed at a rate of 15% and ENI is still taxed at 25%. Our effective EIT burden will vary, depending on which of our domestic companies generate greater revenue.

Income tax expense for three months ended March 31, 2010 and 2011 was ¥2,082,801 and ¥174,898 ($26,620), respectively. This decrease was mainly due to a decrease in taxable operating income.

Net Income (Loss) Attributable to Ordinary Shareholders. As a result of the factors described above, net loss attributable to ordinary shareholders was ¥7,384,290 ($1,123,924) for the three months ended March 31, 2011, a decrease of 263.21%, or ¥11,908,641 over net income of ¥4,524,351 for the same period of 2010.

ADJUSTED EBITDA

	For the Three Months Ended March 31,
	2011	2010	Increase	Percentage	2011
	RMB	RMB	(Decrease)	Change	U.S. Dollars
	(Unaudited)	(Unaudited)			(Unaudited)
Reconciliation of Adjusted EBITDA from Net Income (Loss):
Net income (loss) from continuing operations	¥(7,295,092)	¥5,172,178	¥(12,467,270)	(241.04%)	$(1,110,347)
Income tax expense	174,898	2,082,801	(1,907,903)	(91.60%)	26,620
Interest expense	99,543	32,841	66,702	203.11%	15,151
Stock compensation expense	268,180	442,013	(173,833)	(39.33%)	40,818
Depreciation, amortization and accretion	100,526	92,172	8,354	9.06%	15,301

Adjusted EBITDA	¥(6,651,945)	¥7,822,005	¥(14,473,950)	(185.04%)	$(1,012,457)

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

Adjusted EBITDA decreased ¥14,473,950 or 185.04% to negative EBITDA of ¥6,651,945 for the three months ended March 31, 2011 compared to the same period in 2010. This was due to the decline of our agency trading department and the large expense allowance for purchase advance payment. These factors caused revenues during the period to decrease while our administrative expenses increased. Compared to the 263.21% decrease in net income attributable to ordinary shareholders, we believe EBITDA more accurately reflects our operations.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenue

	For the Nine Months Ended March 31,
	2011	2010	Increase (Decrease)	Percentage Change
Hardware	¥77,754,951	¥90,932,348	¥(13,177,397)	(14.49%)
Service	¥2,111,111	¥7,675,214	¥(5,564,103)	(72.49%)
Software	¥—	¥226,496	¥(226,496)	(100.00%)

Total Revenue	¥79,866,062	¥98,834,057	¥(18,967,996)	(19.19%)

Revenues. Our total revenues for the nine months ended March 31, 2011 were ¥79,866,062 ($12,155,989), a decrease of 19.19% from ¥98,834,057 for the nine months ended March 31, 2010. During this nine months period, our automation business decreased approximately 17.99%, our accessory sales business decreased by 28.67% and sales of transportation equipment decreased by 6.78%. This was mainly caused by: (1) our shrinking accessory agency business; and (2) delays in some of our projects caused by our clients’ field construction, all as described in more detail in the three months discussion.

Cost and Margin

	For the Nine Months Ended March 31,
	2011	2010	Increase (Decrease)	Percentage Change

Total Revenue	¥79,866,062	¥98,834,057	¥(18,967,995)	(19.19%)
Cost of revenue	¥50,332,089	¥56,007,688	¥(5,675,599)	(10.13%)

Gross margin	¥29,533,973	¥42,826,369	¥(13,292,396)	(31.04%)
margin %	36.98%	43.33%	(6.35%)

Cost of Revenues. Our cost of revenues decreased 10.13% from ¥56,007,688 in the nine months ended March 31, 2010 to ¥50,332,089 ($7,660,780) for the same period of 2011. As a percentage of revenues, our cost of revenues increased from 56.67% in the nine months ended March 31, 2010 to 63.02% in the same period of 2011. This increase was a result of (1) the decline of our agency trading business which resulted in the loss of our high margin orders, leaving us with only smaller orders with smaller margins; and (2) unfinished service projects, that have higher margins.

Gross Profit. For the nine months ended March 31, 2011, our gross profit decreased to ¥29,533,973 ($4,495,209) from ¥42,826,369 for the same period in 2010, a decrease of ¥13,292,396, or approximately 31.04%. For the nine months ended March 31, 2011, our gross profit as a percentage of revenue decreased to 36.98%, from 43.33% for the same period in 2010. Our management believes it is necessary to adjust our business structure to maintain a higher margin ratio. We plan to accomplish this by focusing more on our automation business and self-developed products and services, while shifting our focus away from agency sales, which provide now a lower margin.

The capital and technology intensive nature of our industry, abundant capital strength and spending of oil companies and a higher threshold for access make it possible for suppliers to earn high yields. As to sales of equipment and accessories, our gross margin remains at approximately 29% (a basic level), margin of automation products is approximately 29% and that of oilfield service and project engineering service can be higher than 44%. It’s our strategy to improve our operating results by participating in more projects and increasing the services we provide.

Expenses

Operating expenses

	For the Nine Months Ended March 31,
	2011	2010	Increase (Decrease)	Percentage Change
Selling and Distribution Expenses	¥6,545,509	¥7,557,188	¥(1,011,679)	(13.39%)
Percentage of Revenue	8.20%	7.65%	0.55%
General and Administrative Expenses	¥19,908,120	¥9,803,491	¥10,104,629	103.07%
Percentage of Revenue	24.93%	9.92%	15.01%

Operating Expenses	¥26,453,629	¥17,360,679	¥9,092,950	52.38%

Selling and Distribution Expenses. Selling expenses decreased by 13.39%, from ¥7,557,188 for nine months ended March 31, 2010 to ¥6,545,509 ($996,257) for the same period of 2011. This decrease is mainly attributed to the shrinking of our trading department and its selling activities.

General and Administrative Expenses. General and administrative expenses increased 103.07%, or ¥10,104,629, from ¥9,803,491 in nine months ended March 31, 2010 to ¥19,908,120 ($3,030,109) for the same period of 2011. General and administrative expenses were 9.92% of total revenues for the nine months ended March 31, 2010 and 24.93% of total revenues in the same period in 2011. This percentage increase was primarily attributable to (1) the increased allowance of advance payment related to the trading business in the event we cannot sell related goods as we have planned ; (2) increased expenses related to our planned secondary offering, which was withdrawn due to unfavorable market conditions; and

Income from Operations. Income from operations was ¥3,080,344 ($468,843) for the nine months ended March 31, 2011, compared to ¥25,465,690 for the same period of 2010. As a result of lower revenue and higher administrative expenses, income from operations decreased during this period.

Subsidy Income. We received grants of ¥1,178,034 and ¥792,545 ($120,629) from the local government for the nine months ended March 31, 2010 and 2011, respectively. These grants were given by the government as return of income tax to support local companies to develop advanced technology and improve their products.

Income Tax Expense. Income tax expense for nine months ended March 31, 2010 and 2011 was ¥7,189,566 and ¥1,561,897 ($237,728), respectively. This decrease was mainly due to a decrease in taxable operating income.

Net Income Attributable to Ordinary Shareholders. As a result of the factors described above, net income attributable to ordinary shareholders was ¥1,284,907 ($195,568) for the nine months ended March 31, 2011, a decrease of 92.66% over ¥16,218,016 for the same period of 2010.

ADJUSTED EBITDA

	For the Nine Months Ended March 31,
	2011	2010	Increase	Percentage	2011
	RMB	RMB	(Decrease)	Change	U.S. Dollars
	(Unaudited)	(Unaudited)			(Unaudited)
Reconciliation of Adjusted EBITDA from Net Income:
Income from continuing operations	¥2,180,232	¥19,821,690	¥(17,641,458)	(89.00%)	$331,842
Income tax expense	1,561,897	7,189,566	(5,627,669)	(78.28%)	237,728
Interest expense	426,339	110,075	316,264	287.32%	64,891
Stock compensation expense	1,138,264	1,178,701	(40,437)	(3.43%)	173,249
Depreciation, amortization and accretion	303,804	263,036	40,768	15.50%	46,240

Adjusted EBITDA	¥5,610,536	¥28,563,068	¥(22,952,532)	(80.36%)	$853,950

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

Adjusted EBITDA decreased ¥22,952,532 or 80.36% to ¥5,610,536 ($853,950) for the nine months ended March 31, 2011 compared to the same period in 2010. This was due to the construction delays experienced by some of our customers, and of the decline of our agency trading business and related issues caused by payment advance for goods. These factors caused revenues during the period to decrease while our administrative expenses increased. Compared to the 80.36% decrease in net income attributable to ordinary shareholders, we believe EBITDA more accurately reflects our operations.

Liquidity and Capital Resources.

General

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of March 31, 2011, we had cash and cash equivalents in the amount of ¥16,620,761 ($2,529,758).

Indebtedness. As of March 31, 2011, except for ¥7,188,425 ($1,094,112) of short-term borrowings and a ¥5,000,000 ($761,023) commercial loan from a local bank, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

Holding Company Structure. We are a holding company with no operations of our own. All of our operations are conducted through the Domestic Companies. As a result, our ability to pay dividends and to finance any debt that we may incur is dependent upon the receipt of dividends and other distributions from the Domestic Companies. In addition, Chinese legal restrictions permit payment of dividends to us by our Domestic Companies only out of its accumulated net profit, if any, determined in accordance with Chinese accounting standards and regulations. Under Chinese law, the Domestic Companies are required to set aside a portion (at least 10%) of their after-tax net income (after discharging all cumulated loss), if any, each year for compulsory statutory reserve until the amount of the reserve reaches 50% of the Domestic Companies’ registered capital. These funds may be distributed to shareholders at the time of wind up. When we were incorporated in the Cayman Islands in August 2007, 5,000,000 ordinary shares were authorized, and 50,000 ordinary shares were issued to Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi, at a par value of $0.01 each. On December 10, 2007, our company sold 2,632 ordinary shares to an investor at an aggregate consideration of $200,000. On June 8, 2009, in connection with our initial public offering, the Board of Directors approved a 42.7840667-to-1 split of ordinary shares and redeemable ordinary shares to shareholders of record as of such date. After giving effect to the share split of our ordinary shares and the completion of our initial public offering, we had 3,951,811 ordinary shares outstanding.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations. As of March 31, 2011 we had total assets of ¥176,635,836 ($26,884,801), which includes cash amounting to ¥16,620,761 ($2,529,758), and net accounts receivable amounting to ¥83,080,495 ($12,645,241). Working capital amounted to ¥121,018,093 ($18,419,521) and shareholders’ equity amounted to ¥122,344,619 ($18,621,424).

Cash from Operating Activities. Net cash provided by operating activities was ¥4,787,066 ($728,614) for the nine months ended March 31, 2011. This was an increase of ¥46,293,943 compared to cash of ¥41,506,877 used in operating activities for the nine months ended March 31, 2010. The change is mainly attributed to the favorable collection of accounts receivable and less payment for purchase of goods.

Cash from Investing Activities. Net cash used in investing activities was ¥147,449 ($22,442) for the nine months ended March 31, 2011, relatively stable compared to the same period in 2010.

Cash from Financing Activities. Cash flows used in financing activities amounted to ¥179,913 ($27,384) for the nine months ended March 31, 2011 and cash flows provided by financing activities amounted to ¥61,471,426 for the nine months ended March 31, 2010. The decrease was because we received our IPO funds in the same period of 2010. During the nine months ended March 31, 2011, we borrowed ¥5,000,000 ($761,023) from a domestic commercial bank to supplement working capital. While at the same time, we paid back some due-on-demand loans to Wu Jin, the manager and a minority shareholder of ENI, and the wife of our former CMO, Hongqi Lo. Specifically, for the nine months ended March 31, 2011, we paid back ¥4,300,000 ($654,480) to Wu Jin.

Working Capital. Total current assets as of March 31, 2011 amounted to ¥175,309,310 ($26,682,898), an increase of ¥144,905 ($22,055) compared to ¥175,164,405 at June 30, 2010. This was relatively stable across periods.

Current liabilities amounted to ¥54,291,217 ($8,263,377) at March 31, 2011, in comparison to ¥57,563,362 at June 30, 2010. This decrease has been attributed to the decrease in trade accounts payable and deferred income caused by less business and contracts.

The current ratio increased from 3.04 at June 30, 2010 to 3.23 in March 31, 2011. The change in our current ratio was primarily due to the decrease of current liabilities.

Recently Enacted Accounting Standards

In the quarter ended March 31, 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU 2011-3, which is not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4/4T.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2011, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	The section entitled “Use of Proceeds” from our registration statement filed on August 12, 2008, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is July 22, 2009, and the Commission file number assigned to the Registration Statement is 333-152964. The Registration Statement registers the offering of up to 1,700,000 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the Offering”). As of March 31, 2011, the Company has spent proceeds from the Offering in accordance with the following chart:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through March 31, 2011

Product Research and development	$1,273,024	$0

Acquisition and business development in oil-field industry in China and globally	4,073,675	5,000,000

Sarbanes-Oxley compliance	424,341	0

Fixed asset purchases	442,341	0

Employee training	169,736	6,639

General working capital	2,121,706	1,350,261

Total	$8,486,824	$6,356,900

(c)	None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.33	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.34	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.35	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Li Hongqi (1)

10.36	Summary Translation of Technical Service Contract by and between Natural Gas Development Company of Qinghai Oilfield and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.37	Summary Translation of Sales Contract, by and between the West Site Department of Bazhou, Zhongyuan Petroleum Exploration Bureau Project Construction Corporation and Jining ENI Energy Technology Co., Ltd. (1)

10.38	Ordinary Shares Subscription Agreement dated December 31, 2007 between the Registrant and Bloomsway Development Ltd (1)

10.39	Translation of Contract for the Sale of Industrial and Mineral Products between Nanjing Recon Technology Co., Ltd. and PetroChina Qinghai Oilfield Co., Ltd. (1)

10.40	Translation of Contract of Material Reserves and Sales between Beijing BHD Petroleum Technology Co., Ltd. and PetroChina Qinghai Oilfield Co., Ltd. (1)

10.41	Translation of Contract of Material Reserves and Sales between Beijing BHD Petroleum Technology Co., Ltd. and PetroChina Qinghai Oilfield Co., Ltd. (1)

10.42	Translation of Contract for Purchasing Vacuum-Heating-Furnace between Beijing BHD Petroleum Technology Co., Ltd. and PetroChina Huabei Oilfield Co., Ltd. (1)

10.43	Translation of Contract of the Sale of Goods between Beijing BHD Petroleum Technology Co., Ltd. and PetroChina Huabei Oilfield Co., Ltd. (1)

10.44	Summary Translation of Chuan East to Chuan West Transferring Gas Pipe Project Product Collective Contract between Jining ENI Energy Technology Co., Ltd. and Southwest Oil Gas Company of Sinopec. (1)

10.45	Summary Translation of Industrial Product Purchasing Agreement between Jining ENI Energy Technology Co., Ltd. and Southwest Oil Gas Company of Sinopec. (1)

10.46	Summary Translation of Purchase Agreement between Jining ENI Energy Technology Co., Ltd. and Southwest Oil Gas Company of Sinopec. (1)

10.47	Summary Translation of Chuan East to Chuan West Transferring Gas Pipe Project Product Collective Contract between Jining ENI Energy Technology Co., Ltd. and Southwest Oil Gas Company of Sinopec. (1)

10.48	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.49	Operating Agreement among Recon Technology (Jining) Co. Ltd., Jining ENI Energy Technology Co., Ltd., and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.50	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

21.1	Subsidiaries of the Registrant (1)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

May 16, 2011	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

RECON TECHNOLOGY, LTD

RECON TECHNOLOGY, LTD

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	¥12,142,957	¥16,620,761	$2,529,758
Trade accounts receivable, net	89,425,990	83,080,495	12,645,241
Other receivables, net	12,850,547	17,794,691	2,708,435
Purchase advances	46,551,402	16,878,362	2,568,966
Prepaid expenses	766,638	1,228,887	187,042
Inventories	13,150,911	37,644,403	5,729,654
Deferred tax assets	275,960	2,061,711	313,802

Total current assets	175,164,405	175,309,310	26,682,898

Property and equipment, net	1,482,881	1,326,526	201,903

Total Assets	¥176,647,286	¥176,635,836	$26,884,801

LIABILITIES AND EQUITY
Current liabilities
Trade accounts payable	¥16,536,796	¥14,859,767	$2,261,727
Other payables	3,096,309	2,589,053	394,066
Deferred income	4,267,711	2,853,075	434,251
Advances from customers	439,761	—	—
Accrued payroll and employees’ welfare	360,540	117,562	17,893
Accrued expenses	290,803	313,747	47,754
Taxes payable	20,203,104	21,369,588	3,252,551
Short-term bank loan	—	5,000,000	761,023
Short-term borrowings	5,024,881	3,913,820	595,702
Short-term borrowings-related parties	7,343,457	3,274,605	498,410

Total current liabilities	57,563,362	54,291,217	8,263,377

Total Liabilities	57,563,362	54,291,217	8,263,377

Commitments and Contingencies

Equity
Ordinary shares ($ 0.0185 U.S. dollar par value, 25,000,000 shares authorized; 3,951,811 and respectively shares issued and outstanding of June 30, 2010 and March 31, 2011, respectively)	529,979	529,979	80,665
Additional paid-in capital	69,257,098	70,394,755	10,714,412
Appropriated retained earnings	3,755,503	4,396,641	669,189
Unappropriated retained earnings	36,034,500	36,678,269	5,582,604
Accumulated other comprehensive loss	(76,997)	(128,472)	(19,554)

Total controlling shareholders’ equity	109,500,083	111,871,172	17,027,316
Non-controlling interest, net of tax	9,583,841	10,473,447	1,594,108

Total equity	119,083,924	122,344,619	18,621,424

Total Liabilities and Equity	¥176,647,286	¥176,635,836	$26,884,801

See notes to the consolidated financial statements

RECON TECHNOLOGY, LTD

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2011	2010	2011	2011
	RMB	RMB	RMB	RMB	U.S. Dollars
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Hardware	¥90,932,348	¥77,754,951	¥24,578,963	¥11,108,566	$11,834,668
Service	7,675,214	2,111,111	1,709,402	—	321,321
Software	226,496	—	—	—	—

Total revenues	98,834,057	79,866,062	26,288,365	11,108,566	12,155,989

Cost of revenues	56,007,688	50,332,089	14,538,530	9,123,575	7,660,780

Gross margin	42,826,369	29,533,973	11,749,835	1,984,991	4,495,209

Selling and distribution expenses	7,557,188	6,545,509	1,534,090	1,449,192	996,257
General and administrative expenses	9,803,491	19,908,120	3,337,591	8,183,056	3,030,109

Operating expenses	17,360,679	26,453,629	4,871,681	9,632,248	4,026,366

Income (Loss) from operations	25,465,690	3,080,344	6,878,153	(7,647,257)	468,843

Other income (expenses)
Subsidy income	1,178,034	792,545	20,000	341,025	120,629
Interest income	5,693	5,974	—	1,035	909
Interest expense	(32,074)	(159,171)	(21,335)	(85,872)	(24,227)
Interest expense – related parties	(78,001)	(267,168)	(11,506)	(13,671)	(40,664)
Other income	471,914	289,605	389,668	284,546	44,079

Other income, net	1,545,566	661,785	376,827	527,063	100,726

Income (Loss) before income taxes and non-controlling interest	27,011,256	3,742,129	7,254,979	(7,120,194)	569,569
Provision for income taxes	7,189,566	1,561,897	2,082,801	174,898	237,728

Net income (loss) before allocation to non-controlling interests	19,821,690	2,180,232	5,172,178	(7,295,092)	331,841
Less: Net income attributable to non-controlling interest	(2,318,767)	(895,325)	(647,827)	(89,198)	(136,273)

Net income (loss) attributable to ordinary shareholders	¥17,502,923	¥1,284,907	¥4,524,351	¥(7,384,290)	$195,568

Comprehensive income
Net income (loss) before allocation to non-controlling interests	19,821,690	2,180,232	5,172,178	(7,295,092)	331,841
Foreign currency translation adjustment	119,992	(57,194)	119,992	(15,671)	(8,705)

Comprehensive income (loss)	19,941,682	2,123,038	5,292,170	(7,310,763)	323,136
Comprehensive income attributable to non-controlling interests	(2,330,766)	(889,606)	(659,826)	(87,631)	(135,403)

Comprehensive income attributable to ordinary shareholders	¥17,610,916	¥1,233,432	¥4,632,344	¥(7,398,394)	$187,733

Earnings (Loss) per ordinary share - basic
Net income (loss) attributable to ordinary shareholders	¥4.66	¥0.33	¥1.14	¥(1.87)	$0.05

Earnings (loss) per ordinary share - diluted
Net income (loss) attributable to ordinary shareholders	¥4.65	¥0.33	¥1.13	¥(1.87)	$0.05

Weighted - average ordinary shares - basic	3,753,350	3,951,811	3,951,811	3,951,811	3,951,811

Weighted - average ordinary shares - diluted	3,763,408	3,951,811	4,002,298	3,951,811	3,951,811

See notes to the consolidated financial statements

RECON TECHNOLOGY, LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income before allocation to non-controlling interests	¥19,821,690	¥2,180,232	$331,841
Adjustments to reconcile net income before non-controlling interests to net cash provided by (used in) operating activities:
Depreciation	263,036	303,804	46,240
Stock based payment	1,178,701	1,138,264	173,249
Provision for doubtful debts	—	7,937,870	1,208,181
Movement of deferred taxation	1,329,433	(1,785,751)	(271,800)
Changes in operating assets and liabilities:
Trade accounts receivable	(43,645,506)	6,345,495	965,814
Trade accounts receivable-related parties	7,458,302	—	—
Other receivables	(4,517,417)	(11,774,622)	(1,792,153)
Other receivables related parties	507,541	—	—
Purchase advance	(33,963,030)	30,275,498	4,608,075
Prepaid expense	(778,507)	(462,249)	(70,356)
Inventories	(2,442,053)	(24,493,492)	(3,728,024)
Deferred tax assets	—	(1,785,751)	(271,800)
Trade accounts payable	1,981,145	(1,677,029)	(255,252)
Trade accounts payable-related parties	(189,744)	—	—
Other payables	840,619	(507,256)	(77,207)
Other payables-related parties	73,579	—	—
Deferred income	1,822,916	(1,414,636)	(215,314)
Advances from customers	(884,565)	(439,761)	(66,934)
Accrued payroll and employees’ welfare	(96,439)	(242,978)	(36,982)
Accrued expenses	31,677	22,944	3,492
Taxes payable	9,701,746	1,166,484	177,544

Net cash provided by (used in) operating activities	(41,506,877)	4,787,066	728,614

Cash flows from investing activities:
Purchases of property and equipment	(371,162)	(147,449)	(22,442)
Proceeds from sale of property and equipment	320	—	—

Net cash used in investing activities	(370,842)	(147,449)	(22,442)

Cash flows from financing activities:
Proceeds from stock issuance	60,209,057	—	—
Proceeds from short-term bank loan	—	5,000,000	761,023
Proceeds from (Repayment to) short-term borrowings	459,089	(1,111,061)	(169,109)
Repayment to (Repayment to) short-term borrowings-related party	803,280	(4,068,852)	(619,298)

Net cash provided by (used in) financing activities	61,471,426	(179,913)	(27,384)

Effect of exchange rate fluctuation on cash and cash equivalents	(28,514)	18,100	2,755

Net increase in cash and cash equivalents	¥19,565,192	¥4,477,804	$681,543
Cash and cash equivalents at beginning of period	2,727,735	12,142,957	1,848,215

Cash and cash equivalents at end of period	¥22,292,927	¥16,620,761	$2,529,758

Supplemental cash flow information
Cash paid during the period for interest	¥—	¥48,000	$7,306

Cash paid during the period for taxes	¥98,834	¥2,344,515	$356,846

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

The Company conducts its business through the following PRC legal entities that are consolidated as contractual subsidiaries and operate in the Chinese oilfield equipment & service industry:

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

In addition, Recon-HK entered into Option Agreements to acquire the Principal Shareholders’ equity interest in these entities if or when permitted by the PRC laws.

Based on these exclusive agreements, the Company consolidates BHD, Nanjing Recon and ENI as contractual subsidiaries as required by ASC Topic 810, Consolidation because the Company is the primary beneficiary.

On August 28, 2000 a Principal Shareholder of the Company purchased a controlling interest in BHD which was organized under the laws of the PRC on June 29, 1999. As of June 30, 2010 and March 31, 2011, the Principal Shareholders held 67.5% ownership in BHD. BHD is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively based upon the control agreements. Profits allocated to the minority interest is the remaining amount (10%).

On January 21, 2003, ENI was organized under the laws of the PRC. Principal Shareholders of the Company own a controlling interest of ENI. As of June 30, 2010 and March 31, 2011, the Principal Shareholders held 80% ownership interest in ENI. ENI is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively based upon the control agreements. Profits allocated to the minority interest is the remaining amount (10%).

On July 4, 2003, Nanjing Recon was organized under the laws of the PRC. On August 27, 2007 the Principal Shareholders of the Company purchased a majority ownership of Nanjing Recon from a related party who was a majority owner of Nanjing Recon. As of June 30, 2010 and March 31, 2011, the Principal Shareholders held 80% ownership interest in Nanjing Recon. Nanjing Recon is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively based upon the control agreements. Profits allocated to the minority interest is the remaining amount (10%).

Nature of Operations - The Company engaged in (1) providing equipment, tools and other hardware related to oilfield production and management. Simple installations may happen in connection with some projects; (2) developing and selling its own specialized industrial automation control and information solutions. The products and services provided by the Company include:

High-Efficiency Heating Furnaces - High-Efficiency Heating Furnaces are designed to remove the impurities and to prevent solidification blockage in transport pipes carrying crude petroleum. Crude petroleum contains certain impurities which include water and natural gas, that must be removed before the petroleum can be sold.

Multi-Purpose Fissure Shaper - Multipurpose fissure shapers improve the extractors’ ability to test for and extract petroleum which must be perforated into the earth before any petroleum extractor can test for the presence of oil.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include the financial statements of the Company, its subsidiaries. All inter-company transactions and balances between the Company, its subsidiaries are eliminated upon consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring entries, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2010. The results of operations for the interim periods presented are not indicative of the operating results to be expected for the Company’s fiscal year ending June 30, 2011.

Reclassifications - Certain amounts have been reclassified to conform to the current presentation.

Principles of Consolidation - The consolidated financial statements include the financial statements of the Company and all the subsidiaries of the Company. All transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The consolidated financial statements as of and for the nine months ended March 31, 2011 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers and are unaudited. The translation has been made at the rate of ¥ 6.5701= US$1.00, the approximate exchange rate prevailing on March 31, 2011. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

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

Fair Values of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, purchase advances, trade accounts payable, accrued liabilities, advances from customers, short-term bank loan and short-term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

Cash and Cash Equivalents - Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than three months.

Trade Accounts and Other Receivables - Trade accounts receivable are recorded when revenue is recognized and are carried at original invoiced amount less a provision for any potential uncollectible amounts. Provision is made against trade accounts and other receivables to the extent they are considered to be doubtful. Other receivables are from transactions with non-trade customers.

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

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

Subsidy Income - The Company received grants of ¥20,000 and ¥341,025 ($51,906) from the local government for the three months ended March 31, 2010 and 2011, respectively. The Company received grants of ¥1,178,034 and ¥792,545 ($120,629) from the local government for the nine months ended March 31, 2010 and 2011, respectively. 1) Grants given by the government were to support local software companies’ operation and research and development. Grants related to research and development projects are recognized as subsidy income in the consolidated statements of operations when received. 2) Grants in form of value-added-tax refund for software products are recognized when received.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

Advertising expenses - Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, are expensed as incurred. The Company incurred no advertising expenses in each of the periods presented.

Share-Based Compensation - The Company accounts for share-based compensation in accordance with ASC Topic.718, Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight – line basis over the requisite service period for the entire award. The Company has elected to recognize compensation expenses using the Binomial Lattice valuation model estimated at the grant date based on the award’s fair value

Income Taxes - Income taxes are provided based upon the liability method of accounting pursuant to ASC Topic 740, Accounting for Income Taxes, Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company has not been subject to any income taxes in the United States or the Cayman Islands.

Business Segments - The Company operates in one industry which includes the sale of products for the oil field construction solely to customers in China; therefore, no business segment information has been presented.

Earnings (Loss) per Share - Basic earnings (loss) per share is computed by dividing net income (loss) available for ordinary shareholders by the weighted average number of ordinary shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) available for ordinary shareholders by the weighted-average number of ordinary shares and dilutive potential ordinary shares equivalents outstanding.

Recently Enacted Accounting Standards

In the quarter ended March 31, 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU 2011-3, which is not expected to have a material impact on the consolidated financial statements upon adoption.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

NOTE 3. TRADE ACCOUNTS RECEIVABLE, NET

Trade accounts receivable consisted of the following at June 30, 2010 and March 31, 2011:

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Trade accounts receivable	¥90,515,321	¥85,277,218	$12,979,592
Allowance for doubtful accounts	(1,089,331)	(2,196,723)	(334,351)

Trade accounts receivable, net	¥89,425,990	¥83,080,495	$12,645,241

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following at June 30, 2010 and March 31, 2011:

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Deposit for purchasing inventory	¥7,930,268	¥17,757,920	$2,702,839
Loans to third party	3,723,982	6,277,242	955,425
Advance to staff	1,186,807	482,798	73,484
Deposit for project	80,000	180,080	27,409
Others	83,547	81,186	12,357
Allowance for doubtful accounts	(154,057)	(6,984,535)	(1,063,079)

Other receivables, net	¥12,850,547	¥17,794,691	$2,708,435

Deposit for purchasing inventory was ¥7,930,268 and ¥17,757,920 ($2,702,839) as of June 30, 2010 and March 31, 2011, respectively. It represents that Company paid to certain agents designated by the ending customers to purchase special inventory.

Loans to third party are mainly used for short-term fund to support cooperative companies, most of them are our customers. These loans are due on demand without interest bearing.

Advances to staff are for business travel and sundry expenses related to oil field or on-site installation and inspection of products until the test running is normal or contract technical requirements are finished.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

NOTE 5. PURCHASE ADVANCES

Purchase advances consisted of the following at June 30, 2010 and March 31, 2011:

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Prepayment for purchasing inventory	¥46,293,094	¥16,878,362	$2,568,966
Service fee	258,308	—	—

Purchase advances	¥46,551,402	¥16,878,362	$2,568,966

NOTE 6. INVENTORIES

Inventories consisted of the following at June 30, 2010 and March 31, 2011:

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Low-value consumption goods	¥310,381	¥43,420	$6,609
Purchased goods and raw materials	5,721,871	220,158	33,509
Work in process	—	472,162	71,865
Finished goods	7,118,659	36,908,663	5,617,671

Total inventories	¥13,150,911	¥37,644,403	$5,729,654

NOTE 7. OTHER PAYABLE

Other payable consisted of the following at June 30, 2010 and March 31, 2011:

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Loans from third-party companies	¥2,183,965	¥—	$—
Loans from third-party individuals	223,448	—	—
Rental	441,921	66,808	10,168
Freight	—	2,471,805	376,221
Expenses paid by third-parties on behalf of Recon	194,361	50,313	7,658
Service	—	127	19
Others	52,614	—	—

Total other payable	¥3,096,309	¥2,589,053	$394,066

Loans from third-party companies were mainly borrowed for supplemental working capital by BHD with amount of ¥1,100,000 and Nanjing Recon of ¥1,083,965 as of June 30, 2010. These loans are due on demand without interest bearing. As of March 31, 2011, such loan was reclassified to short-term borrowings in note 12.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30 and March 31, 2011:

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Motor vehicles	¥1,796,955	¥1,919,555	$292,165
Office equipment and fixtures	450,715	475,564	72,383
Leasehold improvement	426,181	426,181	64,867

Total property and equipment	2,673,851	2,821,300	429,415
Less: Accumulated depreciation	(1,190,970)	(1,494,774)	(227,512)

Property and equipment, net	¥1,482,881	¥1,326,526	$201,903

Depreciation expense was ¥92,172 and ¥ 100,526 ($15,301) for the three months ended March 31, 2010 and 2011, respectively. Depreciation expense was ¥263,036 and ¥303,804 ($46,240) for the nine months ended March 31, 2010 and 2011 respectively.

NOTE 9. SHAREHOLDERS’ EQUITY

Ordinary Shares - When the Company was incorporated in the Cayman Islands on August 21, 2007, 25,000,000 ordinary shares were authorized, and 2,139,203 ordinary shares were issued to the Principal Shareholders, at a par value of $0.0185 each. On July 29, 2009, the Company completed its IPO by offering 1,700,000 ordinary shares at $6.00 per share. After this IPO, all the 112,608 redeemable ordinary shares outstanding were automatically converted into non-redeemable ordinary shares pursuant to the Agreement. On July 31, 2009 ordinary shares of the Company commenced trading on NASDAQ Exchange. The Company has 3,951,811 ordinary shares issued and outstanding on July 31, 2009 and March 31, 2011.

Appropriated Retained Earnings - According to the Articles of Incorporation, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, the Companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the Companies. As of June 30, 2010 and March 31, 2011 the balance of total statutory reserves was ¥3,755,503 and ¥4,396,641($669,189), respectively.

Share-based Awards Plan - In June 2009, the Board of Directors and the shareholders of the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the granting of share options and restricted ordinary shares to employees, non-employee directors and consultants of the Company. Options granted under the 2009 Plan may be Incentive Stock

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

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

On December 31, 2010, the Company held the annual board meeting and accepted resignation of some directors. Based on the Company’s stock incentive plan, no options may be exercised more than 3 months after termination of employment. Since those directors left at the time of the annual meeting in December, their options had expired as of March 31, 2011. Thus, corresponding 100,000 options went back into the Company’s incentive pool.

NOTE 10. INCOME TAXES

The Company is not subject to any income taxes in the United States or the Cayman Islands and had minimal operations in jurisdictions other than the PRC. ENI, BHD and Nanjing Recon are subject to PRC’s income taxes as PRC domestic companies.

According to the implementation of the new Enterprise Income Tax Law (“EIT Law”), income tax rate for ENI was 25% in calendar year 2008 and thereafter.

According to the implementation of the new Enterprise Income Tax Law (“EIT Law”), Nanjing Recon is subject to an income tax rate of 25%. For calendar year 2010, Nanjing Recon was recognized as a high-tech company, thus it is subject to an income tax rate of 15% for three years since 2010.

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November 25, 2009 and is subject to an income tax rate of 15% for three years since 2009. This qualification certificate will stay effective till the certificate matures in 2011.

Deferred taxes are comprised of the following:

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Allowance for doubtful receivables	¥275,960	¥2,061,711	$313,802

Total deferred income tax assets	¥275,960	¥2,061,711	$313,802

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

Following is a reconciliation of income taxes at the calculated statutory rates:

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2011
	RMB (Unaudited)	RMB (Unaudited)	U.S. Dollars (Unaudited)
Income tax calculated at statutory rates	¥2,233,449	¥291,496	$44,367

Nondeductible expenses (non-taxable income)	—	—	—

Benefit of favorable rate for high-technology companies	503,223	(116,598)	(17,747)

Benefit of operating loss carry forwards	(653,871)	—	—
Benefit of revenue exempted from enterprise income tax	—	—	—

Provision for income taxes	¥2,082,801	¥174,898	$26,620

	For the Nine Months Ended March 31, 2010	For the Nine Months Ended March 31, 2011	For the Nine Months Ended March 31, 2011
	RMB	RMB	U.S. Dollars
	(Unaudited)	(Unaudited)	(Unaudited)
Income tax calculated at statutory rates	¥7,994,081	¥2,789,070	$424,510

Nondeductible expenses (non-taxable income)	—	7,337	1,117

Benefit of favorable rate for high-technology companies	(150,646)	(1,115,628)	(169,805)

Benefit of operating loss carry forwards	(653,869)	—	—
Benefit of revenue exempted from enterprise income tax	—	(118,882)	(18,094)

Provision for income taxes	¥7,189,566	¥1,561,897	$237,728

The provision for income taxes is comprised of the following:

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2011
	RMB	RMB	U.S. Dollars
	(Unaudited)	(Unaudited)	(Unaudited)
Current income taxes	¥9,697,717	¥174,898	$26,620
Deferred income taxes	(7,614,916)	—	—

Provision for income taxes	¥2,082,801	¥174,898	$26,620

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

	For the Nine months Ended March 31, 2010	For the Nine months Ended March 31, 2011	For the Nine months Ended March 31, 2011
	RMB	RMB	U.S. Dollars
	(Unaudited)	(Unaudited)	(Unaudited)
Current income taxes	¥10,884,224	¥1,561,897	$237,728
Deferred income taxes	(3,694,658)	—	—

Provision for income taxes	¥7,189,566	¥1,561,897	$237,728

NOTE 11. SHORT-TERM BANK LOAN

Short-term bank loan consist of the following:

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Beijing Bank, with a floating interest rate (CHIBOR) from 5.81% to 6.06% annually, mature on December 21, 2011	¥—	¥5,000,000	$761,023

Short-term bank loan	¥—	¥5,000,000	$761,023

The interest expenses for Short-term bank loan are ¥0 and ¥ 73,068 ($11,121) for the three months ended March 31, 2010 and 2011, respectively, and are ¥0 and ¥73,068 ($11,121) for the nine months ended March 31, 2010 and 2011, respectively.

NOTE 12. SHORT-TERM BORROWINGS

Short-term borrowings consist of the following:

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Short-term borrowings due to non-related parties:
Due-on-demand borrowing, no interest	¥1,224,888	¥1,933,553	$294,296
Short-term borrowings, no interest, matures on Aug. 25, 2011	140,000	140,000	21,309
Short-term borrowings, interest at 6%, matures on Dec. 11, 2011	1,172,911	1,243,285	189,234
Short-term borrowings, no interest, matures on Dec. 27, 2011	411,500	—	—
Short-term borrowings, no interest, matures on May 24, 2011	1,575,582	96,982	14,761
Short-term borrowings, interest at 1.2% per month, matures on Nov. 19, 2011	500,000	500,000	76,102

Total short-term borrowings due to non-related parties	¥5,024,881	¥3,913,820	$595,702

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

The interest expenses for short-term borrowings due to non-related parties are ¥21,256 and ¥17,248 ($2,625) for the three months ended March 31, 2010 and 2011, respectively, and are ¥54,278 and ¥58,627 ($8,923) for the nine months ended March 31, 2010 and 2011, respectively.

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(Unaudited)	(Unaudited)
Short-term borrowings due to related parties:
Due-on-demand borrowings to Principal Shareholders, no interest	¥376,377	¥509,583	$77,561
Short-term borrowings to a Principal Shareholder’s family member, interest at 6%, matures on Dec. 9, 2011	249,100	314,046	47,799
Short-term borrowings to a Principal Shareholder’s family member, no interest at 6%, matures on Dec. 31, 2011	6,200,000	1,900,000	289,189
Short-term borrowings to management, interest at 6%, matures on March 10, 2012	517,980	550,976	83,861

Total short-term borrowings due to related parties	¥7,343,457	¥3,274,605	$498,410

The interest expenses for short-term borrowings due to related parties are ¥11,506 and ¥13,671 ($2,081) for the three months ended March 31, 2010 and 2011, respectively, and are ¥78,001 and ¥267,168 ($40,664) for the nine months ended March 31, 2010 and 2011, respectively.

NOTE 13. CONCENTRATIONS

For the three months ended March 31, 2010, the largest two customers represented about 41.32% and 22.22% of the Company’s revenue. For the three months ended March 31, 2011, the Company’s two largest customers accounted for approximately 53.23% and 30.89% of its revenue.

For the nine months ended March 31, 2010, the largest two customers represented about 47.37% and 36.87% of the Company’s revenue. For the nine months ended March 31, 2011, the Company’s two largest customers accounted for approximately 52.16% and 23.51% of its revenue. The Company provided service directly to these two largest customers, but it did not sign contracts directly with them. It must enter into contracts with the agents.

The trade accounts receivable of the largest two customers represented about 65% and 75% respectively of the Company’s total account receivables as of June 30, 2010 and March 31, 2011, respectively.

Key suppliers, which provided over 10% of total purchase, accounted for 0% and 84% of the Company’s total purchase for the three months ended March 31, 2010 and March 31, 2011, respectively. Key suppliers accounted for 0% and 38% of the Company’s total purchase for the nine months ended March 31, 2010 and 2011, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company leases offices for three subsidiaries in Beijing, Nanjing and Shandong. All the lease agreements expired on December 31, 2011 with a monthly payment of ¥ 65,851 ($10,023).

Contingencies through May 16, 2011 have been considered by the Company and none were noted which were required to be disclosed.

NOTE 15. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties - The Company had no sales to related parties which are the companies under common ownership.

Leases from related parties - On January 1, 2011, the Company entered into a one-year agreement for the lease of office space owned by the principal shareholders and their family member. The terms of the agreement state that the Company will lease the property for one year, the monthly rental is ¥65,333 ($9,944) and the annual rental expense is ¥784,000 ($119,328).

Short-term borrowings from related parties - The Company borrowed ¥7,343,457 and ¥3,274,605 ($498,410) from principal shareholders, their family member and senior officials as of June 30, 2010 and March 31, 2011, respectively. For specific term and interest rate of loan, please see Note 12.

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

Stock Price at grant date	6.00
Exercise price (per share)	6.00
Risk free rate of interest***	4.6118%
Dividend Yield	0.0%
Life of option (years)**	10
Volatility*	78%
Forfeiture rate****	5%

*	Volatility is projected using the performance of PHLX Oil Service Sector index.
**	The life of options represents the period the option is expected to be outstanding.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

***	The risk-free interest rate is based on the Chinese international bond denominated in U.S dollar with a maturity that approximates the life of the option.
****	Forfeiture rate is the estimated percentage of options forfeited by employees by leaving or being terminated before vesting.

The Company recognizes compensation cost for awards with graded vesting on a straight – line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥30.17 ($4.42) per share. Compensation expense recorded for three months ended March 31, 2010 and 2011 was ¥442,013 and ¥268,180 ($40,818), and ¥1,178,701 and ¥1,138,264 ($173,249) for the nine months ended March 31, 2010 and 2011, respectively.

As of March 31, 2011, as mentioned in Note 9, 100,000 options went back into incentive pool and options to purchase 193,000 of ordinary shares were outstanding, 58,600 of them are vested under the 2009 Plan and zero of granted stock options were exercised.

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

Stock Price at grant date	6.00
Exercise price (per share)	7.20
Risk-free interest rate	3.7679%
Dividend yield	0%
Expected volatility	78%
Expected life (in years)	5

The Company had 170,000 of granted placement agent warrants as of March 31, 2011 and zero of warrants were exercised.

NOTE 17. EARNINGS (LOSS) PER SHARE.

ASC 260 “Earnings Per Share,” requires dual presentation of basic and diluted earnings (loss) per share with a reconciliation of the numerator and denominator of the basic earnings (loss) per share

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

computation to the numerator and denominator of the diluted earnings (loss) per share computation. Basic earnings (loss) per share excludes dilution. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares or resulted in the issuance of ordinary shares that then shared in the earnings of the entity.

Basic earnings (loss) per share is computed by dividing net income (loss) available to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares, ordinary shares equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options and warrants (using the treasury stock method). However, the effect from options and warrants would have been anti-dilutive due to the fact that the weighted average exercise price per share of options and warrants is higher than the weighted average market price per share of the ordinary shares during the three months and nine months ended March 31, 2011.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
	(Unaudited)	(Unaudited)	(Unaudited)

Basic weighted average ordinary shares outstanding	3,951,811	3,951,811	3,951,811

Effect of options and warrants	50,487	—	—
Diluted weighted average ordinary shares outstanding	4,002,298	3,951,811	3,951,811

Net income (loss) available for ordinary shareholders	¥4,524,351	¥(7,384,290)	$(1,123,924)
Basic earnings (loss) per share	¥1.14	¥(1.87)	$(0.28)
Diluted earnings (loss) per share	¥1.13	¥(1.87)	$(0.28)

	For the Nine Months Ended March 31,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
	(Unaudited)	(Unaudited)	(Unaudited)

Basic weighted average ordinary shares outstanding	3,753,350	3,951,811	3,951,811

Effect of options and warrants	10,058	—	—
Diluted weighted average ordinary shares outstanding	3,763,408	3,951,811	3,951,811

Net income available for ordinary shareholders	¥17,502,923	¥1,284,907	$195,568
Basic earnings per share	¥4.66	¥0.33	$0.05
Diluted earnings per share	¥4.65	¥0.33	$0.05

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED STATEMENTS (UNAUDITED)

NOTE 18. SUBSEQUENT EVENTS

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.