Form 10-Q/A
period 2010-12-31
Recon Technology, Ltd
filed 2012-01-31
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

1902 Building C, King Long International Mansion

9 Fulin Road, Beijing 100107

People’s Republic of China

(Address of principal executive offices and zip code)

+86 (10) 8494-5799

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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date. The Company is authorized to issue 25,000,000 ordinary shares. As of the date of this report, the Company has issued and outstanding 3,951,811 shares.

EXPLANATORY NOTE

This first amendment to Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed by Recon Technology, Ltd (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the three and six months ended December 31, 2010 originally filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2011 (the “Original Filing”).

On December 6, 2011, the Audit Committee of the Company concluded that the unaudited consolidated financial statements included in the Original Filing should no longer be relied upon. In particular, the Company’s Audit Committee concluded that, in light of a December 16, 2010 change in the equity ownership of Jining ENI Energy Technology Co., Ltd., a Chinese company (“ENI”), the Company ceased to have the power to direct the activities of ENI that most significantly affect its economic performance as of the date of transfer. As a result, ENI ceased to be a variable interest entity (“VIE”) of the Company and its financial results should not have been consolidated with those of the Company beginning December 16, 2010. In addition, based on the information that has made available to management subsequent to the Original Filing for the quarter ended December 31, 2010, the Company realized there was an overstatement of reported revenue that was caused by an input error. As a result, the Company is filing this Amendment No. 1 to amend and restate the Original Filing.

RECON TECHNOLOGY, LTD

FORM 10-Q/A

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

ii

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

See the financial statements following the signature page of this report, which are incorporated herein by reference.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a company with limited liability incorporated in 2007 under the laws of the Cayman Islands. Headquartered in Beijing, we provide products and services to oil and gas companies and their affiliates through our contractually controlled affiliates (“variable interest entities” or “VIEs”), Beijing BHD Petroleum Technology Co. Ltd. (“BHD”), Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”) and Jining ENI Energy Technology Co., Ltd. (“ENI”) (through December 15, 2010) (collectively, the “Domestic Companies”). ENI was one of our contractually controlled affiliates until December 16, 2010, when we ceased to have the power to direct its activities following a change of ownership. As a result of such change, ENI ceased to be our VIE starting December 16, 2010.

We are the center of strategic management, financial control and human resources allocation for the Domestic Companies. Through our contractual relationships with the Domestic Companies, we provide equipment, tools and other hardware related to oilfield production and management, and develop and sell our own specialized industrial automation control and information solutions. However, we do not engage in the production of petroleum or petroleum products.

We derive our revenues from the sales and provision of (1) hardware products, (2) software products, and (3) services. Our products and services involve most of the key procedures of the extraction and production of oil and gas, and include automation systems, equipment, tools and on-site technical services. For the six months ended December 31, 2010, 96.09% of our revenue came from the sales of hardware and 3.91% from the provision of our services. We did not recognize any revenues from software sales during the six months ended December 31, 2010. For the same period in 2009, hardware sales, software sales, and services constituted 91.46%, 8.22% and 0.31%, respectively, of our revenues.

Our VIEs provide the oil and gas industry with equipment, production technologies and automation and services.

•     Nanjing Recon: Nanjing Recon is a high-tech company that specializes in automation services for oilfield companies. It mainly focuses on providing automation solutions to the oil exploration industry, including monitoring wells, automatic metering to the joint station production, process monitor, and a variety of oilfield equipment and control systems.

•     BHD: BHD is a high-tech company that specializes in transportation equipment and stimulation productions and services. Possessing proprietary patents and substantial industry experience, BHD has built up stable and strong working relationships with the major oilfields in China.

Products and Services

We provide the following three types of integrated products and services for our customers.

Equipment for Oil and Gas Production and Transportation

High-Efficiency Heating Furnaces. Crude petroleum contains certain impurities that must be removed before it can be sold, including water and natural gas. To remove the impurities and to prevent solidification and blockage in transport pipes, companies employ heating furnaces. BHD researched, developed and implemented a new oilfield furnace that is advanced, highly automated, reliable, easily operable, and safe and highly heat-efficient (90% efficiency).

Burner. We serve as an agent for the Unigas Burner, which is designed and manufactured by UNIGAS, a European burning equipment production company. The burner we provide has the following characteristics: high degree of automation, energy conservation, high turn-down ratio, high security and environmental safety.

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

Oil and Gas Production Improvement Techniques

Packers of Fracturing. This utility model is used in concert with the security joint, hydraulic anchor, and slide brushing of sand spray in the well. It is used for easy seat sealing and sand-up prevention. The utility model reduces desilting volume and prevents sand-up which makes the deblocking processes easier to realize. The back flushing is sand-stick proof.

Production Packer. At varying withdrawal points, the production packer separates different oil layers and protects the oil pipe from sand and permeation, promoting the recovery ratio.

Water Injection Packer. The water injection packer injects water into different layers rather than injecting on a large scale, which can reduce cost and promote effectiveness.

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

Water Locating and Plugging Technique. High water cut affects the normal production of oilfields. Previously, there was no sophisticated method for water locating and tubular column plugging in China. The mechanical water locating and tubular column plugging technique we have developed resolves the problem of high water cut wells. This technique conducts a self-sealing test during multi-stage usage and is reliable to separate different production sets effectively. The water location switch forms a complete set by which the water locating and plugging can be finished in one trip. The tubular column is adaptable to several oil drilling methods and is available for water locating and plugging in second and third class layers.

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

Automation System and Services

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

Natural Gas Flow Computer System. The flow computer system is used in natural gas stations and gas distribution stations to measure flow.

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

Factors Affecting Our Business

Business Outlook

The oilfield engineering and technical service industry is generally divided into five sections: (1) exploration, (2) drilling and completion, (3) testing and logging, (4) production, and (5) oilfield construction. Thus far our businesses have only been involved in production. Our management plans to expand our core business, move into new markets, and develop new businesses. Management anticipates great opportunities both in new markets and our existing markets. We believe that many existing wells and oilfields need to improve or renew their equipment and service to maintain production and techniques and services like ours will be needed as new oil and gas fields are developed. In the next three years, we will focus on:

Measuring Equipment and Service. Our priority is the development of our well, pipeline and oilfield SCADA engineering project contracting service, oilfield video surveillance and control system, and reforming technical support service. According to conservative estimates, the potential market for our wireless indicator and remote monitoring system (SCADA) is approximately RMB 5 billion.

Gathering and Transferring Equipment. (1) Furnace. We estimate the market demand at about 2,000 units per year, of which 500 are expected to come from new wells and 1,500 are expected to come from reconstruction of old wells. The potential market is estimated at RMB 800 million (approximately $121 million) based on an average price of RMB 400,000 (approximately $60,498) per furnace. (2) Oil/water separator. We estimate the market demand at about 800 units per year, of which 300 are expected to come from new wells and 500 are expected to come from reconstruction of old wells. The potential market is about RMB 400 million (approximately $60 million) based on an average price of RMB 500,000 (approximately $75,622). (3) Burner. We estimate the market demand at about 5,000 units per year, of which 1,000 are expected to come from new wells and 4,000 are expected to come from reconstruction of old wells. The potential market is about RMB 300 million (approximately $45 million) based on an average unit price of RMB 60,000 (approximately $9,075).

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

Growth Strategy

As a smaller domestic company, it is our basic strategy to focus on developing our onshore oilfield business, that is, the upstream of the industry. Due to the remote location and difficult environments of China’s oil and gas fields, foreign competitors rarely enter those areas.

Large domestic oil companies prefer to focus on their exploration and development businesses to earn higher margins and keep their competitive advantage. With regard to private oilfield service companies, we estimate that approximately 90% specialize in the manufacture of drilling and production equipment. Thus, the market for technical support and project service is still in its early stage. Our management insists on providing high quality products and service in the oilfield where we have a geographical advantage. This allows us to avoid conflicts of interest with bigger suppliers of drilling equipment and keep our position within the market segment. Our mission is to increase the automation and safety levels of industrial petroleum production in China, and improve the underdeveloped working process and management mode by using advanced technologies. At the same time, we are always looking to improve our business and to increase our earning capability.

Industry and Recent Developments

Oilfield drilling and production equipment and engineering technique services are applied in the process of oil and gas extraction. Therefore, the exploration and exploitation activities of petroleum companies directly influences demand for oilfield technical services and corresponding equipment. The number of new oil and gas wells each year is a key indicator of the market and reflects the prosperity of the oilfield service industry. China is the world’s second-largest petroleum producing country, with nearly 30,000 wells drilled and annual drill depths of 49,000,000 meters. In the long run, factors affecting the development of petroleum companies include prices of oil and gas, and China’s national energy strategy. In the short to medium term, petroleum companies plan their development activities according to the level of demand.

Thus, the level of demand for oil and gas in the short- to medium-term affects the number of oil and gas wells. Meanwhile, well prospecting is done to ensure the supply of oil and gas in the medium to long term. At present, China is in shortage of oil and gas. The difference between supply and demand is growing. For the three state-owned petroleum companies, the top priority is to ensure the nation supply and to promote stable and increased oilfield production. The capital expenditures are determined by the national energy strategy to a large extent. Under such circumstances, despite the adverse domestic and international market conditions influencing the Chinese oil market in 2009 and 2010, the investment by petroleum companies to upstream prospecting and development continues to increase. Advanced oilfield drill equipment and technique services are in greater demand, as petroleum companies make efforts to promote effectiveness and reduce costs.

The Several Opinions of the State Council on Encouraging and Guiding the Healthy Development of Private Investment (the “New 36 Guidelines on Non-State-Owned Economy”) promulgated in 2010 by the State encourages private investors to take part in oil and natural gas construction, and supports private enterprise investors entering into the exploration and development of oilfield. As exploration of oil and gas fields involves a wide range of advanced technologies, it is expected that in the future the private investors investing in oil and gas field exploration will seek out general contracting and integrated services. We believe this will bring integrated service projects to our company.

Recently, China’s dependence on imported oil exceeded 50%, and an increasingly serious “gas shortage” also put stress on China’s energy supply. The government has decided to invest more in the construction of gas storage and long-distance natural gas transportation pipeline. Our management believes our current product lines and experience in pipeline transportation and monitoring and development of automation products could help us grow rapidly and develop to be a leader in this segment of the oilfield service industry.

Factors Affecting Our Results of Operations — Generally

Our operating results in any period are subject to general conditions typically affecting the Chinese oilfield service industry including:

•	the amount of spending by our customers, primarily those in the oil and gas industry;

•	growing demand from large corporations for improved management and software designed to achieve such corporate performance;

•	the procurement processes of our customers, especially those in the oil and gas industry;

•	competition and related pricing pressure from other oilfield service solution providers, especially those targeting the Chinese oil and gas industry;

•	the ongoing development of the oilfield service market in China; and

•	inflation and other macroeconomic factors.

Unfavorable changes in any of these general conditions could negatively affect the number and size of the projects we undertake, the number of products we sell, the amount of services we provide, the price of our products and services, and otherwise affect our results of operations.

Our operating results in any period are more directly affected by company-specific factors including:

•	our revenue growth, in terms of the proportion of our business dedicated to large companies and our ability to successfully develop, introduce and market new solutions and services;

•	our ability to increase our revenues from both old and new customers in the oil and gas industry in China;

•	our ability to effectively manage our operating costs and expenses; and

•	our ability to effectively implement any targeted acquisitions and/or strategic alliances so as to provide efficient access to markets and industries in the oil and gas industry in China.

Critical Accounting Policies and Estimates

Estimates and Assumptions

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America U.S. GAAP, which require us to make judgments, estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such estimate is made, and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and other disclosures included in this quarterly report. Significant accounting estimates reflected in our Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, and useful lives of property and equipment.

Consolidation of VIEs

We recognize an entity as a VIE if it either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. We consolidate a VIE as its primary beneficiary when we have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

Assets recognized as a result of consolidating VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

Revenue Recognition

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

Hardware

Revenue from hardware sales is generally recognized when the product is shipped to the customer and when there are no unfulfilled company obligations that affect the customer’s final acceptance of the arrangement.

Software

The Company sells self-developed software. For software sales, the Company recognizes revenues in accordance with the provisions of ASC 985-605, “Software Revenue Recognition,” and related interpretations. Revenue from software is recognized according to project contracts. Contract costs are accumulated during the periods of installation and testing or commissioning. Usually this is short term. Revenue is not recognized until completion of the contracts and receipt of acceptance statements.

Services

The Company provides services to improve software functions and system requirements on separated fixed-price contracts. Revenue is recognized when services are completed and acceptance is determined by a completion report signed by the customer.

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

Fair Values of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, trade accounts payable, accrued liabilities, advances from customers and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Allowance for Doubtful Accounts

Trade receivables are carried at original invoiced amount less a provision for any potential uncollectible amounts. Provisions are applied to trade receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for trade accounts receivable was ¥1,089,331 and ¥1,550,695 ($234,534) on June 30 and December 31, 2010, respectively.

Property and Equipment

We record property and equipment at cost. We depreciate property and equipment on a straight-line basis over their estimated useful lives using the following annual rates:

Items	Useful life
Motor Vehicles	5-10 years
Office Equipment	2-5 years
Leasehold Improvements	5 years

We expense maintenance and repair expenditures as they do not improve or extend an asset’s productive life. These estimates are reasonably likely to change in the future since they are based upon matters that are highly uncertain such as general economic conditions, potential changes in technology and estimated cash flows from the use of these assets.

Depreciation expense was ¥170,864 and ¥201,232 ($30,435) for the six months ended December 31, 2009 and 2010, respectively.

	June 30, 2010	December 31, 2010	December 31, 2010
	RMB	RMB (As Restated)	U.S. Dollars (As Restated)
Motor vehicles	¥1,796,955	¥1,716,120	$259,554
Office equipment and fixtures	450,715	234,473	35,463
Leasehold improvement	426,181	149,243	22,572
Total property and equipment	2,673,851	2,099,836	317,589
Less: Accumulated depreciation	(1,190,970)	(955,045)	(144,445)
Property and equipment, net	¥1,482,881	¥1,144,791	$173,144

Valuation of Long-Lived Assets

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

Results of Operations

The following consolidated results of operations include the result of operations of the Company, all of its subsidiaries and VIEs, including BHD, Nanjing Recon and ENI (through December 15, 2010). The results of operations are of those of the VIEs. On December 16, 2010, ENI changed its equity ownership. We ceased to have the power to direct the activities of ENI which most significantly impact its economic performance as of that date. As a result of the Company’s determination to deconsolidate ENI, ENI’s results of operations have been consolidated in the Company’s results of operations only through December 15, 2010.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenue

	For the Three Months Ended December 31,
					Change attributable to:
	2010 (As restated)	2009	Increase (Decrease)	Percentage Change	Deconsolidation of ENI	Operations
Hardware	¥30,072,635	¥47,081,742	¥(17,009,107)	(36.13)%	¥(14,677,491)	¥(2,331,616)
Service	2,111,111	2,992,353	(881,242)	(29.45)%	—	(881,242)
Total Revenue	¥32,183,746	¥50,074,095	¥(17,890,349)	(35.73)%	¥(14,677,491)	¥(3,212,858)

Revenues. Our total revenues were ¥32,183,746 ($4,867,622) for the three months ended December 31, 2010, a decrease of 35.73%, or ¥17,890,348, from ¥50,074,095 during the same period in 2009. During this three-month period, our automation business decreased by 13.23%, sales of transportation equipment decreased by 9.19%, and sales of accessory decreased by to 71.96%, respectively. The decrease in our revenues for the three-month period was due to the following challenges:

(1)	The decrease of hardware sales was mainly caused by the deconsolidation of ENI and the sharp decrease of accessory trading business, in which ENI acted as an agent to obtain purchase orders on our behalf. In light of the ownership change of ENI on December 16, 2010, the Company’s Audit Committee concluded that ENI is no longer a VIE and the Company should not include ENI’s operations in the Company’s operating results starting December 16, 2010. ENI’s operations also decreased substantially compared to the same period the year before. Some of ENI’s clients, such as Sinopec, adjusted their procurement policies to increase direct purchases from brand manufacturers rather than purchase from agency companies, thus decreasing ENI’s revenues as an agent for hardware sales. Accordingly, revenue decreased substantially, too. During the three-month reporting period ended December 15, 2010 when ENI was a VIE of the Company, it contributed ¥5,719,888 ($865,098) in trading business revenue, a decrease of ¥14,677,491 ($2,219,893) from ¥20,397,349 during the three-month period ended December 31, 2009.

(2)	To adjust and correct an overstatement of reported revenue, based on information that was made available to management subsequent to the Original Filing for the quarter ended December 31, 2010, the Company realized that there was a double-counting of revenues from 3 specific contracts which amounted to RMB 5,191,897 ($785,247). The double-counting was caused by an input error that was not detected during the normal course of the quarter book close. To determine the nature and extent of this accounting error, the Company performed a thorough review of all revenues recognized during the quarter and concluded that the error identified was a mistake which resulted in the overstatement of the Company’s reported revenue, tax payable and accounts receivable as of December 31, 2010. To correct the overstatement, the Company recorded an adjustment in this amended and restated quarterly report on Form 10-Q/A to reduce revenue by RMB 5,191,897, imposed value-added tax by RMB 882,663, and reported accounts receivable by RMB 6,074,520.

(3)	Project delays also contributed to the decrease in our revenues. Some of our clients experienced delays in oilfield construction, which in turn caused delays in our projects. Therefore, we could not provide equipment to our clients and could not recognize the corresponding revenue as anticipated.

Even though ENI ceased to be one of our VIEs and its operating results are deconsolidated from ours starting December 16, 2010, management believes such change will not determine our long-term business development for the following reasons:

(1)	We continue to develop and expand our operations in oilfields, such as some of the subsidiaries of CNPC and Sinopec, which do not overlap with ENI’s existing business and were not affected by its deconsolidation.

(2)	ENI was predominantly focused on trading, a business model vulnerable to and subject to frustration by the changes in its major clients’ procurement policies.

(3)	Our management is placing a greater emphasis on our own branded products and our services. The deconsolidation of ENI allows us to allocate working capital and focus on the growth of our own product offering.

Cost and Margin

	For the Three Months Ended December 31,
	2010		Increase	Percentage	Change attributable to:
	(As restated)	2009	(Decrease)	Change	Deconsolidation of ENI	Operations
Total Revenue	¥32,183,746	¥50,074,095	¥(17,890,349)	(35.73)%	¥(14,677,491)	¥(3,212,858)
Cost of Revenue	20,492,176	25,396,611	(4,904,435)	(19.31)%	(7,465,140)	2,560,704
Gross Profit	¥11,691,570	¥24,677,484	¥(12,985,914)	(52.62)%	¥(7,212,351)	¥(5,773,562)
Margin %	36.33%	49.28%	(12.95)%

Cost of Revenues. Our cost of revenues includes raw materials and costs related to the design, implementation, delivery and maintenance of products and services. We are a light-asset company, and all materials and components we need can be purchased or manufactured under contract. Usually the price of electronic components does not fluctuate substantially, due to competitive forces, and it will not significantly affect our cost. The sale of specialized equipment and incentive chemical products can be influenced directly if the price for metal and oil changes. Additionally, the price for some imported accessories designated by our clients can also impact our cost.

Our cost of revenues decreased, from ¥25,396,611 in the three months ended December 31, 2009 to ¥20,492,176 ($3,099,334) for the same period of 2010, a decrease of ¥4,904,435 ($741,770), or 19.31%. As a percentage of revenues, our cost of revenues increased from 50.72% in the three months ended December 31, 2009 to 63.67% in the same period of 2010.

(1)	The decrease of costs was mainly caused by the deconsolidation of ENI and its decreasing operation. Cost of revenues actually increased due to the fact that ENI’s sales and cost of sales were not included as part of our operations since December 16, 2010; and

(2)	There was also some supplementary equipment used for projects pursuant to our clients’ specific requirement, which also caused the increase in cost.

Gross Profit. For the three months ended December 31, 2010, our gross profit decreased to ¥11,691,570 ($1,768,288) from ¥24,677,484 for the same period in 2009, a decrease of ¥12,985,914 ($1,964,051), or 52.62%. For the three months ended December 31, 2010, our gross profit as a percentage of revenue decreased to 36.33%, from 49.28% for the same period in 2009. The erosion in gross margin was caused mainly by:

(1)	The deconsolidation of ENI, accounting for almost half of the drop in gross profit in the amount of ¥7,212,351 ($1,090,830) for the three-month period; and

(2)	Project delays as discussed above, which is not expected to have a significant impact on the Company’s long-term operating results when these projects are completed.

A higher margin is very important to ensure the growth of our business. Additionally, as more domestic peer companies go public in the Chinese capital markets, the oilfield service industry is becoming more competitive. To maintain our position and profitability in our market, our management plan to focus our efforts on research and development of our products and expansion of service offerings. During the past two years, we have increased our investment of resources in our research and development, and are in the process of obtaining two more patents and other intellectual property rights.

Due to the capital- and technology-intensive nature of our industry, continued capital investment and a higher barrier to entry make it possible for equipment suppliers and service providers to earn high profits. It is our strategy to improve our operating results by winning more projects and increasing both the type and the volume of services we provide. To that end, we aim to increase our registered capital so as to be eligible for bigger projects. We are also developing new products to expand the products and services we offer.

Operating Expenses

	For the Three Months Ended December 31,
					Change attributable to:
	2010 (As restated)	2009	Increase (Decrease)	Percentage Change	Deconsolidation of ENI	Operations
Selling and distribution expenses	¥3,272,318	¥3,863,886	¥(591,568)	(15.31)%	¥(5,997)	¥(585,571)
% of revenue	10.17%	7.72%	2.0%
General and administrative expenses	19,082,366	3,520,245	15,562,121	442.07%	13,522,537	2,039,584
% of revenue	59.29%	7.03%	52.26%
Operating expenses	¥22,354,684	¥7,384,131	¥14,970,553	202.74%	¥13,516,540	¥1,454,013

Selling and Distribution Expenses. Selling and distribution expenses consist primarily of salaries and related expenditures for the sales and marketing department, sales commissions, costs of marketing programs (including public relations, advertising and trade shows) and an allocation of our facilities and depreciation expenses. Selling expenses decreased by 15.31%, from ¥3,863,886 for the three months ended December 31, 2009 to ¥3,272,318 ($494,921) for the same period of 2010. This decrease is mainly attributed to the deconsolidation of ENI. The percentage of selling expenses in relation to revenue increased from 7.72% to 10.17%, mainly caused by the decrease in revenue. Our management believes the selling and distribution expenses are reasonable, and, as our revenue returns to a normal level, the percentage of revenue will decrease and remain stable in the long run.

General and Administrative Expenses. General and administrative expenses consist primarily of costs from our human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees and other expenses incurred in connection with general operations. General and administrative expenses increased from ¥3,520,245 for three months ended December 31, 2009 to ¥19,082,366 ($2,886,108) for the same period of 2010. General and administrative expenses were 7.03% of total revenues for the three months ended December 31, 2009 and 59.29% of total revenues for the same period of 2010. The increase was primarily attributable to:

(a)	The write-off of ENI’s purchase advance that was not deemed recoverable, which amounted to ¥13,662,380 ($2,066,363); and

(b)	The increase in R&D expenses for the development of our own branded products and technical improvement, additional expenses related to our annual shareholder meeting, and an increase of expenses related to our planned secondary offering, which was withdrawn due to unfavorable market conditions.

Net Income

	For the Three Months Ended December 31,
			Increase	Percentage
	2010	2009	(Decrease)	Change
Income (loss) from operations	¥(10,663,115)	¥17,293,353	¥(27,956,468)	(161.66)%
Subsidy income	—	1,131,709	(1,131,709)	(100.00)%
Interest and other loss	(165,551)	(23,199)	(142,352)	(613.61)%
Loss on deconsolidation	(8,989,614)	—	(8,989,614)	(100.00)%
Income (loss) before income taxes and non-controlling interest	(19,818,280)	18,401,863	(38,220,143)	(207.70)%
Provision for income tax	(198,259)	(4,414,087)	4,215,828	(95.51)%
Net income (loss)	(20,016,539)	13,987,776	(34,004,315)	(243.10)%
Net income attributable to non-controlling interest	(660,913)	(1,433,624)	772,711	(53.90)%
Net income attributable to ordinary shareholders	¥(20,677,452)	¥12,554,152	¥(33,231,604)	(264.71)%

Income (loss) from Operations. Due to the deconsolidation of ENI, project delays caused by construction delays experienced by some of our customers, and the extra expenses associated with our annual meeting and our withdrawn second offering, our revenue during the period decreased while our administrative expenses increased, causing our income from operations for the period to decrease by ¥27,956,468 to a loss of ¥10,663,115 ($1,612,740) for the three months ended December 31, 2010, compared to an income of ¥17,293,353 for the same period of 2009.

Subsidy Income. We received grants of ¥1,131,709 during the three months ended December 31, 2009. The grants were given by the government in relation to the initial public offering of the Company’s ordinary shares, in the form of income tax return to support local companies in developing high technology and improving existing products. We did not receive this type of grant during the same period of 2010 and do not expect to receive such grants in the future.

Loss on Deconsolidation. As a result of the deconsolidation of ENI, we incurred a deconsolidation loss of ¥8,989,614 ($1,359,632), which amount was measured as the difference between (a) the aggregate of (i) the fair value of any consideration received, (ii) the fair value of the retained non-controlling investment in ENI at the date in which ENI was deconsolidated, and (iii) the carrying amount of any non-controlling interest in ENI; and (b) the carrying value of the net assets and liabilities of ENI as of December 15, 2010. Our management believes this was a one-time loss because we are in the process of taking a series of corporate actions to reinforce the VIE structure to avoid any similar incidents in the future.

Income Tax Expense. Income taxes are provided based upon the liability method of accounting pursuant to ASC No. 740, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded against deferred tax assets if it is not likely that the asset will be realized. We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in the PRC are generally subject to federal (state) enterprise income tax at a rate of 25%; however, Nanjing Recon and BHD were granted the certification of High Technology Enterprise and are taxed at a rate of 15% for taxable income generated. The applicable tax rate for each of our subsidiaries changed in the past few years because of their qualifications and different local policies. For calendar year 2010, Nanjing Recon and BHD were taxed at a rate of 15% and ENI was taxed at 25%. Our effective EIT burden will vary, depending on which of our domestic companies generate greater revenue.

Income tax expense for three months ended December 31, 2009 and 2010 was ¥4,414,087 and ¥198,259 ($29,986), respectively. This decrease was mainly due to a decrease in taxable operating income and a lower effective tax rate.

Net Income (Loss) Attributable to Ordinary Shareholders. As a result of the factors described above, there was a net loss of ¥20,677,452 ($3,127,356) attributable to ordinary shareholders for the three months ended December 31, 2010, a decrease of 264.71% or ¥33,231,604, from a net income of ¥12,554,153 for the same period of 2009.

Adjusted EBITDA

Adjusted EBITDA. We define adjusted EBITDA as net income (loss) adjusted for income tax expense, interest expense, non-cash stock compensation expense, depreciation, amortization and accretion expense and loss resulting from the deconsolidation of a VIE. We think it is useful to an equity investor in evaluating our operating performance because: (1) it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which the assets were acquired; and (2) it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

Adjusted EBITDA decreased by ¥29,050,358 ($4,393,913), or 153.16%, to a loss of ¥10,082,623 ($1,524,944) for the three months ended December 31, 2010 compared to the same period in 2009. This was due to adverse operating results of ENI, especially the non-collectable purchase advance, loss of deconsolidation, the delays in projects caused by construction delays at some of our customers, and the extra expenses associated with our annual meeting and our withdrawn secondary offering. These factors caused revenues during the period to decrease and our administrative expenses to increase. Compared to net income attributable to ordinary shareholders, we believe EBITDA more accurately reflects our operations.

	For the Three Months Ended December 31,
	2010 RMB	2009 RMB	Increase (Decrease)	Percentage Change	2010 USD
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	¥(20,016,539)	¥13,987,776	¥(34,004,315)	(243.10)%	$(3,027,396)
Income tax expense	198,259	4,414,087	(4,215,828)	(95.51)%	29,986
Interest expense	212,030	36,069	175,961	487.85%	32,068
Stock compensation expense	431,378	442,613	(11,235)	(2.50)%	65,244
Depreciation, amortization and accretion	102,635	87,790	14,845	16.91%	30,745
Loss of deconsolidation	8,989,614	—	8,989,614	100.00%	1,359,632
Adjusted EBITDA	¥(10,082,623)	¥18,967,735	¥(29,050,358)	(153.16)%	$(1,509,721)

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenue

	For the Six Months Ended December 31,
			Increase	Percentage	Change attributable to:
	2010	2009	(Decrease)	Change	Deconsolidation of ENI	Operations
Hardware	¥51,871,946	¥66,353,385	¥(14,481,439)	(21.82)%	¥(12,321,801)	¥(2,159,638)
Service	2,111,111	5,965,812	(3,854,701)	(64.61)%	—	(3,854,701)
Software	—	226,496	(226,496)	(100.00)%	—	(226,496)
Total Revenue	¥53,983,057	¥72,545,692	¥(18,562,635)	(25.59)%	¥(12,321,801)	¥(6,240,835)

Revenues. Our total revenues were ¥53,983,057 ($8,164,654), a decrease of 25.59% from ¥72,545,692 for the six months ended December 31, 2009. During this six-month period, our automation business decreased by 28.47%, sales of transportation equipment decreased by 12.23% and our accessory sales business decreased by 65.96%. This was mainly attributable to the deconsolidation of ENI’s operating results starting December 15, 2010, together with ENI’s shrinking accessory agency business prior to such deconsolidation and delays in some of our projects caused by our clients’ field construction.

Cost and Margin

	For the Six Months Ended December 31,
			Increase	Percentage	Change attributable to:
	2010	2009	(Decrease)	Change	Deconsolidation of ENI	Operations
Total Revenue	¥53,983,057	¥72,545,692	¥(18,562,635)	(25.59)%	¥(12,321,801)	¥(6,240,835)
Cost of Revenue	34,573,669	41,469,158	(6,895,489)	(16.63)%	(6,978,512)	83,022
Gross Profit	¥19,409,388	¥31,076,534	¥(11,667,146)	(37.54)%	¥(5,343,289)	¥(6,323,857)
Margin %	35.95%	42.84%	(6.88)%

Cost of Revenues. Our cost of revenues decreased by 16.63%, or ¥6,895,489 ($1,042,906), from ¥41,469,158 for the six months ended December 31, 2009 to ¥34,573,669 ($5,229,086) for the same period of 2010. As a percentage of revenues, our cost of revenues increased from 57.16% for the six months ended December 31, 2009 to 64.05% for the same period of 2010. This increase was a result of (1) price increase for our raw materials and for the products ENI sells as an agent, and (2) delays in certain key projects.

Gross Profit. For the six months ended December 31, 2010, our gross profit decreased to ¥19,409,388 ($2,935,568) from ¥31,076,535 for the same period in 2009, a decrease of ¥11,667,146 ($1,764,595), or approximately 37.54%. For the six months ended December 31, 2010, our gross profit as a percentage of revenue decreased to 35.95%, from 42.84% for the same period in 2009. Our management believes it is necessary to adjust our business structure to maintain a higher margin ratio. We plan to accomplish this by focusing more on our automation business and our own branded products and services, while shifting our focus away from agency sales, which provide a lower margin. As we deconsolidated ENI as one of our VIEs on December 16, 2010, we believe we are moving more quickly towards such a goal.

Expenses

	For the Six Months Ended December 31,
					Change attributable to:
	2010	2009	Increase (Decrease)	Percentage Change	Deconsolidation of ENI	Operations
Selling and distribution expenses	¥5,075,471	¥6,023,098	¥(947,627)	(15.73)%	¥181,532	¥(1,129,159)
% of revenue	9.40%	8.30%	1.1%
General and administrative expenses	23,304,180	6,465,900	16,838,280	260.42%	13,847,068	2,991,212
% of revenue	43.17%	8.91%	34.26%
Operating expenses	¥28,379,651	¥12,488,998	¥15,890,653	127.24%	¥14,028,600	¥1,862,053

Selling and Distribution Expenses. Selling expenses decreased by 15.73%, from ¥6,023,098 for the six months ended December 31, 2009 to ¥5,075,471 ($767,638) for the same period of 2010. This decrease is mainly attributable to our stable long-term relationship with CNPC and Sinopec, as expenses associated with maintaining their business decreased.

General and Administrative Expenses. General and administrative expenses increased by 260.42%, or ¥16,838,280 ($2,546,701), from ¥6,465,900 for the six months ended December 31, 2009 to ¥23,304,180 ($3,524,635) for the same period of 2010. General and administrative expenses were 8.91% of total revenues for the six months ended December 31, 2009 and 43.17% of total revenues for the same period of 2010. This percentage increase was primarily attributable to (1) the write-off of ENI’s non-collectable advanced payment to vendors, (2) higher expenses related to being a public company, particularly those associated with the annual shareholder meeting, director meetings and investor relations services, and (3) an increase of expenses related to our planned secondary offering, which was withdrawn due to unfavorable market conditions.

Net Income

	For the Six Months Ended December 31,
			Increase	Percentage
	2010	2009	(Decrease)	Change
Income (loss) from operations	¥(8,970,263)	¥18,587,537	¥(27,557,800)	(148.26)%
Subsidy income	451,520	1,158,034	(706,514)	(61.01)%
Interest and other income (loss)	(320,003)	10,705	(330,705)	(308.93)%
Loss on deconsolidation	(8,989,614)	—	(8,989,614)	(100.00)%
Income (loss) before income tax and non-controlling interest	(17,828,361)	19,756,276	(37,584,637)	(190.24)%
Provision for income tax	(1,004,085)	(5,106,765)	4,102,680	(80.34)%
Net income	(18,832,446)	14,649,511	(33,481,957)	(228.55)%
Net income attributable to non-controlling interest	(1,001,243)	(1,670,940)	669,697	(40.08)%
Net income attributable to ordinary shareholders	¥(19,833,689)	¥12,978,571	¥(32,812,260)	(252.82)%

Income (Loss) from Operations. There was a loss from operations in the amount of ¥8,970,264 ($1,356,705) for the six months ended December 31, 2010, compared to an income of ¥18,587,537 for the same period of 2009, due to lower revenue and higher administrative expenses.

Subsidy Income. We received grants of ¥1,158,034 and ¥451,520 ($68,290) from the local government for the six months ended December 31, 2009 and 2010, respectively. These grants were given by the government in the form of income tax return to support local companies in developing advanced technology and improving their products.

Loss on Deconsolidation. As a result of the deconsolidation of ENI, we suffered a loss of ¥8,989,614 ($1,359,632), which amount was measured as the difference between (a) the aggregate of (i) the fair value of any consideration received, (ii) the fair value of the retained non-controlling investment in ENI at the date in which ENI was deconsolidated, and (iii) the carrying amount of any non-controlling interest in ENI; and (b) the carrying value of the net assets and liabilities of ENI as of December 15, 2010. Our management believes it was an unusual loss and is in the process of initiating a series of safeguards to prevent this from happening in the future.

Income Tax Expense. Income tax expense for the six months ended December 31, 2009 and 2010 was ¥5,106,765 and ¥1,004,085 ($151,863), respectively. The decrease was mainly due to a decrease in taxable operating income and lower effective tax rates.

Net Income (Loss) Attributable to Ordinary Shareholders. As a result of the factors described above, there was a net loss attributable to ordinary shareholders in the amount of ¥19,833,689 ($2,999,741) for the six months ended December 31, 2010, a decrease of 252.82% from a net income of ¥12,978,572 for the same period of 2009.

Adjusted EBITDA

	For the Six Months Ended December 31,
	2010 RMB	2009 RMB	Increase (Decrease)	Percentage Change	2010 USD
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	¥(18,832,446)	¥14,649,511	¥(33,481,957)	(228.55%)	$(2,848,309)
Income tax expense	1,004,085	5,106,765	(4,102,680)	(80.34%)	151,863
Interest expense	325,469	77,313	248,156	320.98%	49,225
Stock compensation expense	870,084	736,688	133,396	18.11%	131,596
Depreciation, amortization and accretion	201,232	170,864	30,368	17.77%	30,435
Loss on deconsolidation	8,989,614	—	8,989,614	100.00%	1,359,632
Adjusted EBITDA	¥(7,441,962)	¥20,741,141	¥(28,183,103)	(135.88)%	$(1,125,558)

Adjusted EBITDA. Adjusted EBITDA decreased by ¥28,183,103, or 135.88%, to a loss of ¥7,441,962 for the six months ended December 31, 2010 compared to the same period of 2009. This was due to the deconsolidation of ENI, delayed projects resulting from construction delays experienced by some of our customers, and the extra expenses we incurred associated with our annual meeting and our withdrawn secondary offering. These factors caused revenues during the period to decrease and the administrative expenses to increase. Compared to net income attributable to ordinary shareholders, we believe adjusted EBITDA more accurately reflects our operations.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of December 31, 2010, we had cash and cash equivalents in the amount of ¥7,647,870 ($1,156,700).

Indebtedness. As of December 31, 2010, except for ¥5,455,051 ($825,048) of short-term borrowings and a ¥5,000,000 ($756,224) commercial loan from a local bank, we did not have any finance leases or hire purchase commitments, guarantees or other material contingent liabilities.

Holding Company Structure. We are a holding company with no operations of our own. All of our operations are conducted through our Domestic Companies. As a result, our ability to pay dividends and to finance any debt that we may incur is dependent upon the receipt of dividends and other distributions from the Domestic Companies. In addition, Chinese legal restrictions permit payment of dividends to us by our Domestic Companies only out of its accumulated net profit, if any, determined in accordance with Chinese accounting standards and regulations. Under Chinese law, our Domestic Companies are required to set aside a portion (at least 10%) of its after-tax net income (after discharging all cumulated loss), if any, each year for compulsory statutory reserve until the amount of the reserve reaches 50% of our Domestic Companies’ registered capital. These funds may be distributed to shareholders at the time of its wind up. When we were incorporated in the Cayman Islands in August 2007, 5,000,000 ordinary shares were authorized, and 50,000 ordinary shares were issued to Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi, at a par value of $0.01 each. On December 10, 2007, our company sold 2,632 ordinary shares to an investor for an aggregate consideration of $200,000. On June 8, 2009, in connection with our initial public offering, the Board of Directors approved a 42.7840667-to-1 split of ordinary shares and redeemable ordinary shares to shareholders of record as of such date. After giving effect to the share split of our ordinary shares and the completion of our initial public offering, we had 3,951,811 ordinary shares outstanding.

On December 16, 2010, in light of the change of the ownership of ENI, we ceased to have the power to direct the activities of ENI, which as of that date most significantly impact its economic performance. As a result, ENI ceased to be our VIE starting from the same date.

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

Capital Resources. To date we have financed our operations primarily through cash flows from financing operations. As of December 31, 2010 we had total assets of ¥138,438,348 ($20,938,072), which includes cash amounting to ¥7,647,870 ($1,156,700), and net accounts receivable amounting to ¥67,139,709 ($10,154,528). Working capital amounted to ¥82,983,390 ($12,550,764) and shareholders’ equity amounted to ¥97,373,147 ($14,727,178).

Cash from Operating Activities. Net cash used in operating activities was ¥5,191,325 ($785,161) for the six months ended December 31, 2010, a decrease of ¥11,720,922 from ¥16,912,247 ($1,772,728) for the six months ended December 31, 2009. For the six-month period, outflows of cash were mainly used in purchase of inventories for coming projects.

Cash from Investing Activities. Net cash used in investing activities was ¥2,281,154 ($345,013) for the six months ended December 31, 2010. As compared to December 31, 2009, we had ¥133,544 of capital expenditure; the difference of ¥2,147,600 was mainly due to the effect on the deconsolidation of the VIE. The foremost factor for the decrease was the loss of cash associated with the deconsolidation of ENI.

Cash from Financing Activities. Cash flows provided by financing activities amounted to ¥3,141,601 ($475,151) for the six months ended December 31, 2010 and cash flows provided by financing activities amounted to ¥59,381,762 for the six months ended December 31, 2009. The decrease was due to the fact that we received IPO fund during the six months ended December 31, 2009, whereas we borrowed funds of ¥5,000,000 ($756,224) from a domestic commercial bank to supplement working capital for the same period of 2010.

Working Capital. As of December 31, 2010, working capital was ¥82,983,139. Total current assets as of December 31, 2010 amounted to ¥124,048,340 ($18,761,659), a decrease of ¥50,840,105 ($7,689,300) compared to ¥174,888,445 at June 30, 2010. The decrease was attributable mainly to the deconsolidation of ENI.

Current liabilities amounted to ¥41,065,201 ($6,210,895) at December 31, 2010, in comparison to ¥57,563,362 at June 30, 2010. This decrease was attributable to the deconsolidation of ENI.

The current ratio remained stable during the six months ended December 31, 2010, decreasing from 3.04 at June 30, 2010 to 3.02 at December 31, 2010.

Recently Enacted Accounting Standards

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2010, our company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. In light of the nature of the adjustments attributable to the restatement of the Original Filing, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

In light of the nature of the adjustments attributable to the restatement of the Original Filing, the Company has conducted a preliminary assessment of its accounting organization and the manner in which the accounting and financial reporting functions are being supported. Based on such assessment, the Company has developed a preliminary plan to strengthen its accounting and financial reporting functions as well as the related disclosure controls and procedures. Such plan will require the hiring of additional resources and the deployment of other corporate resources for the accounting department in relation to the financial reporting process. Such additional resources will include the establishment of a work force dedicated to the task of correcting past financial irregularities and maintaining correct financial reporting on an on-going basis. To strengthen the Company’s internal control over financial reporting, the Company has engaged outside consultants that are skilled in SEC reporting and Section 404 compliance to assist in the implementation of the following remedial actions (which are targeted to be completed by June 2012):

•	Development and formalization of key accounting and financial reporting policies and procedures;

•	Identification and documentation of key controls by business process;

•	Enhancement of existing disclosures policies and procedures;

•	Formalization of periodic communication between management and the audit committee;

•	Implementation of policies and procedures intended to enhance management monitoring and oversight by the Audit Committee; and

•	Formalization of a periodic staff training program to enhance their awareness of the key internal control activities.

RECON TECHNOLOGY, LTD

PAGE
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2010	F-2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2010 and December 31, 2009	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and December 31, 2009	F-4

Notes to Unaudited Condensed Consolidated Financial Statements	F-5

RECON TECHNOLOGY, LTD

UNaudited condensed Consolidated Balance Sheets

	June 30,	December 31,	December 31,
	2010	2010	2010
	RMB	RMB	U.S. Dollars
		(As Restated)	(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	¥12,142,957	¥7,647,870	$1,156,700
Trade accounts receivable, net	89,425,990	67,139,709	10,154,528
Other receivables, net	12,850,547	16,136,960	2,440,630
Purchase advances	46,551,402	14,990,494	2,267,233
Prepaid expenses	766,638	140,038	21,181
Inventories	13,150,911	17,993,269	2,721,387
Total Current Assets	174,888,445	124,048,340	18,761,659

Other receivables	-	12,971,481	1,961,868
Property and equipment, net	1,482,881	1,144,791	173,144
Deferred tax assets	275,960	273,736	41,401
Total Assets	¥176,647,286	¥138,438,348	$20,938,072

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	¥16,536,796	¥14,893,472	$2,252,559
Other payables	3,096,309	2,313,740	349,941
Deferred income	4,267,711	2,387,024	361,025
Advances from customers	439,761	120,650	18,248
Accrued payroll and employees' welfare	360,540	87,169	13,184
Accrued expenses	290,803	278,873	42,178
Taxes payable	20,203,104	10,529,222	1,592,489
Short-term bank loan	-	5,000,000	756,224
Short-term borrowings	5,024,881	4,543,652	687,203
Short-term borrowings - related parties	7,343,457	911,399	137,844
Total Current Liabilities	¥57,563,362	¥41,065,201	$6,210,895

Commitments and Contingencies

Equity
Ordinary shares (U.S. $0.0185 par value, 25,000,000 shares authorized; 3,951,811 shares issued and outstanding)	¥529,979	¥529,979	$80,157
Additional paid-in capital	69,257,098	65,341,123	9,882,501
Appropriated retained earnings	3,755,503	2,248,864	340,129
Unappropriated retained earnings	36,034,500	22,401,163	3,388,058
Accumulated other comprehensive loss	(76,997)	(127,075)	(19,219)
Total Controlling Shareholders’ Equity	109,500,083	90,394,054	13,671,626
Non-controlling Interest	9,583,841	6,979,093	1,055,551
Total Equity	119,083,924	97,373,147	14,727,177
Total Liabilities and Equity	¥176,647,286	¥138,438,348	$20,938,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

UNaudited condensed Consolidated Statements of operations and

Comprehensive Income (loss)

	For the Six Months ended December 31,			For the Three Months ended December 31,
	2009	2010	2010	2009	2010	2010
	RMB	RMB	U.S. Dollars	RMB	RMB	U.S. Dollars
		(As Restated)	(As Restated)		(As Restated)	(As Restated)
Revenues
Hardware	¥66,353,385	¥51,871,946	$7,845,359	¥47,081,742	¥30,072,635	$4,548,328
Services	5,965,812	2,111,111	319,295	2,992,353	2,111,111	319,294
Software	226,495	-	-	-	-	-
Total revenues	72,545,692	53,983,057	8,164,654	50,074,095	32,183,746	4,867,622

Cost of revenues	41,469,157	34,573,669	5,229,086	25,396,611	20,492,176	3,099,334
Gross profit	31,076,535	19,409,388	2,935,568	24,677,484	11,691,570	1,768,288

Selling and distribution expenses	6,023,098	5,075,471	767,638	3,863,886	3,272,318	494,920
General and administrative expenses	6,465,900	23,304,180	3,524,635	3,520,245	19,082,366	2,886,108
Operating expenses	12,488,998	28,379,651	4,292,273	7,384,131	22,354,684	3,381,028

Income (loss) from operations	18,587,537	(8,970,263)	(1,356,705)	17,293,353	(10,663,114)	(1,612,740)

Subsidy income	1,158,034	451,520	68,290	1,131,709	-	-
Interest income	5,772	407	61	4,096	(979)	(149)
Interest expense	(77,313)	(325,469)	(49,225)	(36,069)	(212,030)	(32,068)
Other income	82,246	5,059	765	8,774	47,457	7,178
Loss on deconsolidation	-	(8,989,614)	(1,359,632)	-	(8,989,614)	(1,359,632)
Net income (loss) before income tax	19,756,276	(17,828,361)	(2,696,446)	18,401,863	(19,818,280)	(2,997,411)

Provision for income tax	(5,106,765)	(1,004,085)	(151,863)	(4,414,087)	(198,259)	(29,986)
Net income (loss)	14,649,511	(18,832,446)	(2,848,309)	13,987,776	(20,016,539)	(3,027,397)
Net (income) loss attributable to non-controlling interest	(1,670,940)	(1,001,243)	(151,432)	(1,433,624)	(660,913)	(99,960)
Net income (loss) attributable to ordinary shareholders	¥12,978,571	¥(19,833,689)	$(2,999,741)	¥12,554,152	¥(20,677,452)	$(3,127,357)

Net income (loss)	¥14,649,511	¥(18,832,446)	$(2,848,309)	¥13,987,776	¥(20,016,539)	$(3,027,397)
Other comprehensive income (loss)
Foreign currency translation adjustment	(55,536)	(170,180)	(25,738)	(3,763)	(62,146)	(9,400)
Comprehensive income (loss)	14,593,975	(19,002,626)	(2,874,047)	13,984,013	(20,078,685)	(3,036,797)
Comprehensive income (loss) attributable to non-controlling interests	(1,665,386)	(984,225)	(148,858)	(1,433,624)	(654,698)	(99,020)
Comprehensive income (loss) attributable to ordinary shareholders	¥12,928,589	¥(19,986,851)	$(3,022,905)	¥12,550,389	¥(20,733,383)	$(3,135,817)

Earnings (loss) per ordinary share - basic	¥3.55	¥(5.02)	$(0.76)	¥3.18	¥(5.23)	$(0.79)
Earnings (loss) per ordinary share - diluted	¥3.51	¥(5.02)	$(0.76)	¥3.10	¥(5.23)	$(0.79)
Weighted average shares - basic	3,656,277	3,951,811	3,951,811	3,951,811	3,951,811	3,951,811
Weighted average shares - diluted	3,698,981	3,951,811	3,951,811	4,046,573	3,951,811	3,951,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

unaudited condensed Consolidated Statements of Cash Flows

	For the Six Months ended December 31,
	2009	2010	2010
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Cash flows from operating activities:
Net income (loss)	¥14,649,511	¥(18,832,446)	$(2,848,309)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on deconsolidation	-	8,989,614	1,359,632
Depreciation	170,864	201,232	30,435
Stock based payment	736,688	870,084	131,596
Provision for doubtful accounts	-	14,258,979	2,156,596
Deferred tax provision (benefit)	3,923,533	(1,547)	(234)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(41,184,732)	(1,473,514)	(222,861)
Other receivables, net	(1,984,297)	(3,280,285)	(496,126)
Purchase advances, net	(783,333)	11,587,946	1,752,616
Prepaid expenses	(7,160,434)	606,600	91,745
Inventories	(399,430)	(18,704,512)	(2,828,959)
Trade accounts payable	9,877,862	3,825,240	578,547
Other payables	(430,425)	(937,110)	(141,733)
Deferred income	-	(1,829,458)	(276,696)
Advances from customers	2,678,536	(319,111)	(48,264)
Accrued payroll and employees' welfare	(885,846)	(246,891)	(37,341)
Accrued expenses	-	(11,931)	(1,804)
Taxes payable	171,407	105,785	15,999
Interest payable	3,707,849	-	-
Net cash used in operating activities	(16,912,247)	(5,191,325)	(785,161)

Cash flows from investing activities:
Purchases of property and equipment	(133,554)	(24,849)	(3,758)
Effect on cash due to deconsolidating VIE		(2,256,305)	(341,255)
Net cash used in investing activities	(133,554)	(2,281,154)	(345,013)

Cash flows from financing activities:
Proceeds from stock issuance	60,209,057	-	-
Proceeds from short-term bank loan	-	5,000,000	756,224
Proceeds from (repayments of) short-term borrowing	1,806,464	(456,341)	(69,019)
Repayments of short-term borrowing - related parties	(2,633,759)	(1,402,058)	(212,054)
Net cash provided by financing activities	59,381,762	3,141,601	475,151

Effect of exchange rate fluctuation on cash and cash equivalents	(76,116)	(164,209)	(24,835)
			-
Net increase (decrease) in cash and cash equivalents	42,259,845	(4,495,087)	(679,858)
Cash and cash equivalents at beginning of period	2,727,735	12,142,957	1,836,558
Cash and cash equivalents at end of period	¥44,987,580	¥7,647,870	$1,156,700

Supplemental cash flow information
Cash paid during the period for interest	¥-	¥36,000	$5,445
Cash paid during the period for taxes	¥248,176	¥2,337,279	$353,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      ORGANIZATION AND BASIS OF PRESENTATION

Organization – Recon Technology, Ltd (the “Company”) was incorporated under the laws of the Cayman Islands on August 21, 2007 by Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (the “Founders”) as a company with limited liability. The Company provides oilfield specialized equipment, automation systems, tools, chemicals and field services to petroleum companies in the People’s Republic of China (the “PRC”). Its wholly owned subsidiary, Recon Technology Co., Limited (“Recon-HK”) was incorporated on September 6, 2007 in Hong Kong. Other than the equity interest in Recon-HK, the Company does not own any assets or conduct any operations. On November 15, 2007, Recon-HK established one wholly owned subsidiary, Jining Recon Technology Ltd. (“Recon-JN”) under the laws of the PRC. Other than the equity interest in Recon-JN, Recon-HK does not own any assets or conduct any operations.

Through December 15, 2010, the Company conducted its business through the following PRC legal entities that were consolidated as variable interest entities (“VIEs”) and operate in the Chinese oilfield equipment & service industry:

•	Beijing BHD Petroleum Technology Co., Ltd. (“BHD”),
•	Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”), and
•	Jining ENI Energy Technology Co., Ltd. (“ENI”)

On December 16, 2010, ENI was deconsolidated from the Company and ceased to be a VIE of the Company after the Company’s Audit Committee concluded that, in light of a December 16, 2010 change in the equity ownership of ENI, the Company ceased to have the power to direct the activities of ENI. From December 16, 2010 onward, therefore, the Company conducted its business through, and consolidated as variable interest entities (“VIEs”), the two entities of BHD and Nanjing Recon only.

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in petroleum businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. On January 1, 2008, to protect the Company’s shareholders from possible future foreign ownership restrictions, the Founders, who also held the controlling interest of BHD, Nanjing Recon and ENI, reorganized the corporate and shareholding structure of these entities by entering into certain exclusive agreements with Recon-JN, which entitles Recon-JN to receive a majority of the residual returns. On May 29, 2009 Recon-JN and BHD, Nanjing Recon, and ENI entered into an operating agreement to provide full guarantee for the performance of such contracts, agreements or transactions entered into by BHD, Nanjing Recon, and ENI. As a result of the new agreement, Recon-JN absorbs 100% of the expected losses and receives 90% of the expected gains of BHD, Nanjing Recon, and ENI, which resulted in Recon-JN being the primary beneficiary of these companies.

Recon-JN also entered into Share Pledge Agreements with the Founders, who pledged all their equity interest in these entities to Recon-JN. The Share Pledge Agreements, which were entered into by each Founder, pledged each of the Founders’ equity interest in BHD, Nanjing Recon, and ENI as a guarantee for the service payment under the Service Agreement.

The Service Agreement, entered into on January 1, 2008, between Recon-JN and BHD, Nanjing Recon, and ENI, states that Recon-JN will provide technical consulting services to BHD, Nanjing Recon, and ENI in exchange for 90% of their annual net profits as a service fee, which is to be paid quarterly.

In addition, Recon-HK entered into Option Agreements to allow Recon-HK to acquire the Founders’ interest in these entities if or when permitted by the PRC laws.

Based on these exclusive agreements, the Company consolidated BHD, Nanjing Recon and ENI (through December 15, 2010 only) as VIEs as required by Accounting Standards Codification (“ASC”) Topic 810, Consolidation because the Company was the primary beneficiary of the VIEs.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 28, 2000, a Founder of the Company purchased a controlling interest in BHD which was organized under the laws of the PRC on June 29, 1999. Through December 15, 2010, the Founders held 67.5% ownership in BHD. From December 16, 2010 to December 31, 2010, Messers. Yin Shenping and Chen Guangqiang held 79.99% ownership interest of BHD. BHD is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest are the remaining amount (10%).

On July 4, 2003, Nanjing Recon was organized under the laws of the PRC. On August 27, 2007, the Founders of the Company purchased a majority ownership of Nanjing Recon from a related party who was a majority owner of Nanjing Recon. Through December 15, 2010, the Founders held 80% ownership interest in Nanjing Recon. From December 16, 2010 to December 31, 2010, Messers. Yin Shenping and Chen Guangqiang held 80% ownership interest of Nanjing Recon. Nanjing Recon is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest are the remaining amount (10%).

On January 21, 2003, ENI was organized under the laws of the PRC. Founders of the Company owned a controlling interest of ENI through December 15, 2010 by holding 80% ownership interest in ENI. However, from December 16, 2010 to December 31, 2010, the Founders did not own any interest in ENI. On December 16, 2010 in light of the change of the ownership in ENI, the Company ceased to have the power to direct the activities of ENI which most significantly impact its economic performance as of that date. As a result, ENI ceased to be a VIE of the Company on December 16, 2010. Based on ASC Topic 810, ENI was combined and consolidated with the Company from January 1, 2008, the date of the exclusive agreements, through December 15, 2010 when the Company ceased to have control over ENI. From January 1, 2008 through December 15, 2010, the Company allocated profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest were the remaining amount (10%).

Nature of Operations – The Company engaged in (1) providing equipment, tools and other hardware related to oilfield production and management, including simple installations in connection with some projects, and (2) developing and selling its own specialized industrial automation control and information solutions. The products and services provided by the Company include:

High-Efficiency Heating Furnaces - High-Efficiency Heating Furnaces are designed to remove the impurities and to prevent solidification blockage in transport pipes carrying crude petroleum. Crude petroleum contains certain impurities including water and natural gas, which must be removed before the petroleum can be sold.

Multi-Purpose Fissure Shaper - Multipurpose fissure shapers improve the extractors’ ability to test for and extract petroleum which requires perforation into the earth before any petroleum extractor can test for the presence of oil.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.      RESTATEMENT OF PREVIOUSLY REPORTED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its quarterly unaudited condensed consolidated financial statements as of and for the period ended December 31, 2010. The determination to restate the aforementioned unaudited condensed consolidated financial statements was made by the Audit Committee of the Company on December 6, 2011, which concluded that the unaudited condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q as of and for the three and six months ended December 31, 2010 (the “Original Filing”), should no longer be relied upon.

The Company had consolidated in its financial statements the accounts of an entity that should not have been consolidated during such periods. In particular, the Company’s Audit Committee concluded that, in light of a December 16, 2010 change in the equity ownership of ENI, the Company ceased to have the power to direct the activities of ENI which most significantly impact its economic performance as of the date of transfer. As a result, ENI ceased to be a variable interest entity of the Company at that time, and its financial results should not have been consolidated with those of the Company beginning December 16, 2010.

The general nature and scope of the adjustments are summarized as follows:

(1)	Adjustment to deconsolidate ENI — The Company has followed the guidance on deconsolidation of a variable interest entity in accordance with ASC 810, and accounted for the deconsolidation of ENI by recognizing the related loss on deconsolidation in its net income attributable to the Company, which is measured as the difference between:

a.	the aggregate of (i) the fair value of any consideration received, (ii) the fair value of the retained non-controlling investment in ENI at the date in which ENI is deconsolidated, and (iii) the carrying amount of any non-controlling interest in ENI; and
b.	the carrying amount of ENI’s net assets and liabilities as of December 15, 2010.

In addition, the restated unaudited condensed consolidated financial statements include all other necessary adjustments, such as the write-off of uncollectible purchase advances in the amount of RMB 13,662,380 and the reclassification of intercompany balances with ENI to other receivables or payables. See Note 5 for further discussion of the amount due from ENI of RMB 17,771,481. As a result of the deconsolidation of ENI, the Company incurred a deconsolidation loss of ¥8,989,614 ($1,359,632).

(2)	Adjustment to correct an overstatement of reported revenue — Based on information that was made available to management subsequent to the Original Filing for the quarter ended December 31, 2010, the Company realized that there was a double-counting of revenues from 3 specific contracts which amounted to RMB 5,191,897. The double-counting was caused by an input error that was not detected during the normal course of the quarter book close. To determine the nature and extent of this accounting error, the Company performed a thorough review of all revenues recognized during the quarter and concluded that the error identified was a mistake which resulted in the overstatement of the Company’s reported revenue, tax payable and accounts receivable as of December 31, 2010. To correct the overstatement, the Company recorded an adjustment in this Form 10Q to reduce revenue by RMB 5,191,897; reduce imposed value-added tax of RMB 882,663; and reduce the reported accounts receivable by RMB 6,074,520.

The following tables present the adjustments due to the restatements made herein of the Company’s previously issued unaudited condensed consolidated balance sheet as of December 31, 2010, statement of operations and comprehensive income (loss) for the three and six months ended December 31, 2010, and statement of cash flows for the six months ended December 31, 2010.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Unaudited Condensed Consolidated Balance Sheet

	December 31, 2010
	As Previously	Effect of		As	As
	Reported	Restatement		Restated	Restated
	RMB	RMB	Note	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥12,087,113	(4,439,243)	(1)	¥7,647,870	$1,156,700
Trade accounts receivable, net	104,434,261	(37,294,552)	(1)(2)	67,139,709	10,154,528
Other receivables, net	18,685,512	(2,548,552)	(1)	16,136,960	2,440,630
Purchase advances	27,025,069	(12,034,575)	(1)	14,990,494	2,267,233
Prepaid expenses	140,038	-	(1)	140,038	21,181
Inventories	30,833,264	(12,839,995)	(1)	17,993,269	2,721,387
Total Current Assets	193,205,257	(69,156,917)		124,048,340	18,761,659

Other receivables	-	12,971,481	(1)	12,971,481	1,961,868
Property and equipment, net	1,304,452	(159,661)	(1)	1,144,791	173,144
Deferred tax assets	789,450	(515,714)	(1)	273,736	41,401
Total Assets	¥195,299,159	(56,860,811)		¥138,438,348	$20,938,072

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	¥21,148,001	(6,254,529)	(1)	¥14,893,472	$2,252,559
Other payables	3,472,063	(1,158,323)	(1)	2,313,740	349,941
Deferred income	2,438,253	(51,229)	(1)	2,387,024	361,025
Advances from customers	120,650	-		120,650	18,248
Accrued payroll and employees' welfare	87,169	-		87,169	13,184
Accrued expenses	278,873	-		278,873	42,178
Taxes payable	24,105,472	(13,576,250)	(1)	10,529,222	1,592,489
Short-term bank loan	5,000,000	-		5,000,000	756,224
Short-term borrowings	4,568,540	(24,888)	(1)	4,543,652	687,203
Short-term borrowings - related parties	5,941,399	(5,030,000)	(1)	911,399	137,844
Total Current Liabilities	¥67,160,420	(26,095,219)		¥41,065,201	$6,210,895

Commitments and Contingencies

Equity
Ordinary shares (U.S. $0.0185 par value, 25,000,000 shares authorized; 3,951,811 shares issued and outstanding)	¥529,979	-		¥529,979	$80,157
Additional paid-in capital	70,141,123	(4,800,000)	(1)	65,341,123	9,882,501
Appropriated retained earnings	4,557,675	(2,308,811)	(1)	2,248,864	340,129
Unappropriated retained earnings	42,209,270	(19,808,107)	(1)	22,401,163	3,388,058
Accumulated other comprehensive loss	(114,367)	(12,708)	(1)	(127,075)	(19,219)
Total Controlling Shareholders’ Equity	117,323,680	(26,929,626)		90,394,054	13,671,626
Non-controlling Interest	10,815,059	(3,835,966)		6,979,093	1,055,551
Total Equity	128,138,739	(30,765,592)		97,373,147	14,727,177
Total Liabilities and Equity	¥195,299,159	(56,860,811)		¥138,438,348	$20,938,072

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

	For the Six Months ended December 31, 2010
	As Previously	Effect of		As	As
	Reported	Restatement		Restated	Restated
	RMB	RMB	Note	RMB	U.S. Dollars
Revenues
Hardware	¥66,646,385	(14,774,439)	(1)(2)	¥51,871,946	$7,845,359
Services	2,111,111	-		2,111,111	319,295
Total revenues	68,757,496	(14,774,439)		53,983,057	8,164,654

Cost of revenues	41,208,514	(6,634,845)	(1)	34,573,669	5,229,086
Gross profit	27,548,982	(8,139,594)		19,409,388	2,935,568

Selling and distribution expenses	5,096,317	(20,846)	(1)	5,075,471	767,638
General and administrative expenses	11,725,064	11,579,116	(1)	23,304,180	3,524,635
Operating expenses	16,821,381	11,558,270		28,379,651	4,292,273

Income (loss) from operations	10,727,601	(19,697,864)		(8,970,263)	(1,356,705)

Subsidy income	451,520	-		451,520	68,290
Interest income	4,939	(4,532)	(1)	407	61
Interest expense	(326,796)	1,327	(1)	(325,469)	(49,225)
Other income	5,059	-		5,059	765
Loss on deconsolidation	-	(8,989,614)	(1)	(8,989,614)	(1,359,632)
Net income (loss) before income tax	10,862,323	(28,690,684)		(17,828,361)	(2,696,446)

Provision for income tax	(2,650,010)	1,645,925	(1)(2)	(1,004,085)	(151,863)
Net income (loss)	8,212,313	(27,044,759)		(18,832,446)	(2,848,309)
Net (income) loss attributable to non-controlling interest	(1,235,371)	234,128	(1)	(1,001,243)	(151,432)
Net income (loss) attributable to ordinary shareholders	¥6,976,942	(26,810,631)		¥(19,833,689)	$(2,999,741)

Net income (loss)	¥8,212,313	(27,044,759)		¥(18,832,446)	$(2,848,309)
Other comprehensive income (loss)
Foreign currency translation adjustment	(41,523)	(128,657)		(170,180)	(25,738)
Comprehensive income (loss)	8,170,790	(27,173,416)		(19,002,626)	(2,874,047)
Comprehensive income (loss) attributable to non-controlling interests	(1,231,219)	246,994		(984,225)	(148,858)
Comprehensive income (loss) attributable to ordinary shareholders	¥6,939,571	(26,926,422)		¥(19,986,851)	$(3,022,905)

Earnings (loss) per ordinary share - basic	¥1.77	(6.78)		¥(5.02)	$(0.76)
Earnings (loss) per ordinary share - diluted	¥1.77	(6.78)		¥(5.02)	$(0.76)
Weighted average shares - basic	3,951,811			3,951,811	3,951,811
Weighted average shares - diluted	3,951,811			3,951,811	3,951,811

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

	For the Three Months ended December 31, 2010
	As Previously	Effect of		As	As
	Reported	Restatement		Restated	Restated
	RMB	RMB	Note	RMB	U.S. Dollars
Revenues
Hardware	¥44,847,074	(14,774,439)	(1)(2)	¥30,072,635	$4,548,328
Services	2,111,111	-		2,111,111	319,294
Total revenues	46,958,185	(14,774,439)		32,183,746	4,867,622

Cost of revenues	27,127,021	(6,634,845)	(1)	20,492,176	3,099,334
Gross profit	19,831,164	(8,139,594)		11,691,570	1,768,288

Selling and distribution expenses	3,293,164	(20,846)	(1)	3,272,318	494,921
General and administrative expenses	7,503,250	11,579,116	(1)	19,082,366	2,886,108
Operating expenses	10,796,414	11,558,270		22,354,684	3,381,029

Income (loss) from operations	9,034,750	(19,697,864)		(10,663,114)	(1,612,740)

Interest income	3,553	(4,532)	(1)	(979)	(149)
Interest expense	(213,357)	1,327	(1)	(212,030)	(32,068)
Other income	47,458	-		47,458	7,178
Loss on deconsolidation	-	(8,989,614)	(1)	(8,989,614)	(1,359,632)
Net income (loss) before income tax	8,872,404	(28,690,684)		(19,818,280)	(2,997,411)

Provision for income tax	(1,844,184)	1,645,925	(1)(2)	(198,259)	(29,986)
Net income (loss)	7,028,220	(27,044,759)		(20,016,539)	(3,027,397)
Net (income) loss attributable to non-controlling interest	(895,041)	234,128	(1)	(660,913)	(99,960)
Net income (loss) attributable to ordinary shareholders	¥6,133,179	(26,810,631)		¥(20,677,452)	$(3,127,357)

Net income (loss)	¥7,028,220	(27,044,759)		¥(20,016,539)	$(3,027,397)
Other comprehensive income (loss)
Foreign currency translation adjustment	66,511	(128,657)		(62,146)	(9,400)
Comprehensive income (loss)	7,094,731	(27,173,416)		(20,078,685)	(3,036,797)
Comprehensive income (loss) attributable to non-controlling interests	(901,692)	246,994		(654,698)	(99,020)
Comprehensive income (loss) attributable to ordinary shareholders	¥6,193,039	(26,926,422)		¥(20,733,383)	$(3,135,817)

Earnings (loss) per ordinary share - basic	¥1.55	(6.78)		¥(5.23)	$(0.79)
Earnings (loss) per ordinary share - diluted	¥1.55	(6.78)		¥(5.23)	$(0.79)
Weighted average shares - basic	3,951,811			3,951,811	3,951,811
Weighted average shares - diluted	3,951,811			3,951,811	3,951,811

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Unaudited Condensed Consolidated Statement of Cash Flows

	For the Six Months ended December 31, 2010
	As Previously	Effect of		As	As
	Reported	Restatement		Restated	Restated
	RMB	RMB	Note	RMB	U.S. Dollars
Cash flows from operating activities:
Net income (loss)	¥8,212,313	(27,044,759)	(1)(2)	¥(18,832,446)	$(2,848,309)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on deconsolidation	-	8,989,614	(1)	8,989,614	1,359,632
Depreciation	203,278	(2,046)	(1)	201,232	30,435
Stock based payment	870,084	-	(1)	870,084	131,596
Provision for doubtful accounts	2,644,369	11,614,610	(1)	14,258,979	2,156,596
Deferred tax provision (benefit)	(513,490)	511,943	(1)	(1,547)	(234)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(15,008,271)	13,534,757	(1)(2)	(1,473,514)	(222,861)
Other receivables, net	(8,471,365)	5,191,080	(1)	(3,280,285)	(496,126)
Purchase advances, net	19,526,333	(7,938,387)	(1)	11,587,946	1,752,616
Prepaid expenses	626,600	(20,000)	(1)	606,600	91,745
Inventories	(17,682,353)	(1,022,159)	(1)	(18,704,512)	(2,828,959)
Trade accounts payable	4,611,205	(785,965)	(1)	3,825,240	578,547
Other payables	375,754	(1,312,864)	(1)	(937,110)	(141,733)
Deferred income	(1,829,458)	-		(1,829,458)	(276,696)
Advances from customers	(319,111)	-		(319,111)	(48,264)
Accrued payroll and employees' welfare	(273,371)	26,480	(1)	(246,891)	(37,341)
Accrued expenses	(11,930)	(1)	(1)	(11,931)	(1,804)
Taxes payable	3,902,368	(3,796,583)	(1)(2)	105,785	15,999
Net cash used in operating activities	(3,137,045)	(2,054,280)		(5,191,325)	(785,161)

Cash flows from investing activities:
Purchases of property and equipment	(24,849)	-	(1)	(24,849)	(3,758)
Effect on cash due to deconsolidating VIE	-	(2,256,305)	(1)	(2,256,305)	(341,255)
Net cash used in investing activities	(24,849)	(2,256,305)		(2,281,154)	(345,013)

Cash flows from financing activities:
Proceeds from short-term bank loan	5,000,000	-		5,000,000	756,224
Repayments of short-term borrowing	(456,341)	-		(456,341)	(69,019)
Repayments of short-term borrowing - related party	(1,402,058)	-		(1,402,058)	(212,054)
Net cash provided by financing activities	3,141,601	-		3,141,601	475,151

Effect of exchange rate fluctuation on cash and cash equivalents	(35,551)	(128,658)	(1)	(164,209)	(24,835)

Net decrease in cash and cash equivalents	(55,844)	(4,439,243)	(1)	(4,495,087)	(679,858)
Cash and cash equivalents at beginning of period	12,142,957	-		12,142,957	1,836,558
Cash and cash equivalents at end of period	¥12,087,113	(4,439,243)		¥7,647,870	$1,156,700

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company, its subsidiaries, and VIEs for which the Company is the primary beneficiary. All inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring entries, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2010. The results of operations for the interim periods presented are not indicative of the operating results to be expected for the Company’s fiscal year ending June 30, 2011.

Reclassifications - Certain amounts from the prior period have been reclassified to conform to the current period presentation.

Principles of Consolidation - The unaudited condensed consolidated financial statements include the financial statements of the Company, all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

Variable Interest Entities - A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

Assets recognized as a result of consolidating VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying unaudited condensed consolidated financial statements have been expressed in Chinese Yuan. The unaudited condensed consolidated financial statements as of and for the three and six months ended December 31, 2010 have been translated into United States dollars (“U.S. dollars”). The translation has been made at the rate of ¥6.6118 = US$1.00, the approximate exchange rate prevailing on December 31, 2010. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

Accounting Estimates - The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, and useful lives of property and equipment. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, purchase advances, trade accounts payable, accrued liabilities, advances from customers, short-term bank loan and short-term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments.

Cash and Cash Equivalents - Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated original maturities of no more than three months. Since a majority of the bank accounts are located in the PRC, those bank balances are uninsured.

Trade Accounts and Other Receivables - Accounts receivable are carried at original invoiced amount less a provision for any potential uncollectible amounts. Accounts are considered past due when the related receivables are more than a year old. Provision is made against trade accounts and other receivables to the extent they are considered to be doubtful. Other receivables arise from transactions with non-trade customers.

Purchase Advances - Purchase advances are the amounts prepaid to suppliers for purchases of inventory and are recognized when the final amount is paid to the suppliers and the inventory is delivered.

Inventories - Inventories are stated at the lower of cost or market value, on a weighted average basis for BHD. Inventories are stated at the lower of cost or market value, on a first-in-first-out basis for Nanjing Recon and ENI. The methods of determining inventory costs are used consistently from year to year. Allowance for inventory obsolescence is provided when the market value of certain inventory items are lower than the cost.

Property and equipment - Property and equipment are stated at cost. Depreciation on motor vehicles and office equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets

Items	Useful life
Motor vehicles	5-10 years
Office equipment	2-5 years
Leasehold improvement	5 years

Long-Lived Assets - The Company applies ASC Topic 360-10 “Property, plant and equipment.” ASC 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset.

Advances from Customers - The Company, as is common practice in the PRC, will often receive advance payments from its customers for its products or services. The advances are shown as current liabilities and are recognized as revenue when the products are delivered or service is provided.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Hardware:

Revenue from hardware sales is generally recognized when the product is shipped to the customer and when there are no unfulfilled company obligations that affect the customer’s final acceptance of the arrangement.

Software:

The Company sells self-developed software. For software sales, the Company recognizes revenues in accordance with ASC Topic 985 - 605 “Software Revenue Recognition”. Revenue from software is recognized according to project contracts. Contract costs are accumulated during the periods of installation and testing or commissioning. Usually this is short term. Revenue are not recognized until completion of the contracts and receipt of acceptance statements.

Services:

The Company provides services to improve software functions and system requirements on separated fixed-price contracts. Revenue is recognized on the completed contract method when acceptance is determined by a completion report signed by the customer.

Deferred income represents unearned amounts billed to customers related to sales contracts.

Cost of Revenues - Cost of revenues include wages, materials, handling charges, the cost of purchased equipment and pipes and other expenses associated with manufactured products and service provided to customers.

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

Share-Based Compensation - The Company accounts for share-based compensation in accordance with ASC Topic 718, Share-Based Payment. Under the fair value recognition provisions of this topic, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight–line basis over the requisite service period for the entire award. The Company has elected to recognize compensation expenses using the Binomial Lattice valuation model estimated at the grant date based on the award’s fair value.

Income Taxes - Income taxes are provided based upon the liability method of accounting pursuant to ASC Topic 740, Accounting for Income Taxes. Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company has not been subject to any income taxes in the United States or the Cayman Islands.

Earnings per Share (“EPS”) - Basic EPS is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding. Diluted EPS are computed by dividing net income (loss) attributable to ordinary shareholders by the weighted-average number of ordinary shares and dilutive potential ordinary share equivalents outstanding.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.      TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following at June 30, 2010 and December 31, 2010:

	June 30, 2010	December 31, 2010	December 31, 2010
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Trade accounts receivable	¥90,515,321	¥68,690,404	$10,389,063
Allowance for doubtful accounts	(1,089,331)	(1,550,695)	(234,535)
Trade accounts receivable, net	¥89,425,990	¥67,139,709	$10,154,528

The Company sold products and services to third-party and related parties during the normal course of business. Included in the above net trade accounts receivable was receivable from related parties (see table below).

	June 30, 2010	December 31, 2011	December 31, 2010
Name of Related Party	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥24,461,800	¥30,646,320	$4,635,095
Beijing Aerda Oil Technology Co. Ltd.	-	2,351,585	355,665
Zhongjiyan Technology (Beijing) Co. Ltd	11,468,484	-	-
Total	¥35,930,284	¥32,997,905	$4,990,760

One of the Founders was a 14% minority owner of Beijing Yabei Nuoda Science and Technology Co. Ltd. (translated name, known herein as “Yabei Nuoda”) as of December 31, 2010. Such ownership in Yabei Nuoda was subsequently reduced to zero on November 29, 2011. The receivable from Yabei Nuoda was generated primarily from the sale of automation system and services based on written contracts.

One of the owners of BHD, a VIE of the Company, is a 2.06% minority owner of Beijing Aerda Oil Technology Co. Ltd. (translated name, known herein as “Aerda”). The receivable from Aerda was generated primarily from the sale of equipment for oil and gas production based on written contracts.

One of the owners of ENI, the Company’s previous VIE which was deconsolidated on December 16, 2010, and his family member collectively controlled Zhongjiyan Technology (Beijing) Co., Ltd, (translated name, known herein as “Zhongjiyan”). The receivable from Zhongjiyan was generated primarily from the sale of equipment for oil and gas production based on written contracts.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.     OTHER RECEIVABLES, NET

Other receivables consisted of the following at June 30, 2010 and December 31, 2010:

	June 30, 2010	December 31, 2010	December 31, 2010
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Due from ENI	¥-	¥17,771,481	$2,687,843
Deposit for inventory purchase	7,930,268	7,930,268	1,199,411
Loans to third-parties	3,653,582	1,496,671	226,363
Loans to related parties (A)	70,400	1,417,486	214,387
Business advance to staff	1,186,807	683,964	103,446
Deposits for projects	80,000	79,600	12,039
Others	83,547	3,179	482
Allowance for doubtful accounts	(154,057)	(274,208)	(41,473)
Total other receivables, net	12,850,547	29,108,441	4,402,498
Less: current portion	(12,850,547)	(16,136,960)	(2,440,630)
Non-current portion	¥-	¥12,971,481	$1,961,868

Due from ENI represents a working capital loan to ENI. The loan balance had been in intercompany balances and was eliminated in the Company’s unaudited condensed consolidated financial statements before the deconsolidation of ENI. It was reclassified to other receivables after ENI ceased to be a VIE of the Company on December 16, 2010. In January 2012, ENI agreed to repay the loan on a determined payment schedule, and interest is accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest will be repaid over three years on a quarterly basis. The first four payments are set at RMB 1.2 million each. Accordingly, the current and non-current portion of the amount due from ENI is determined to be RMB 4.8 million and RMB 12,971,481, respectively.

(A)	Loans to related parties consisted mainly of working capital advances to entities under common control. Such advances are due-on-demand and non-interest bearing.

	June 30, 2010	December 31, 2010	December 31, 2010
Name of Related Party	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥-	¥620,000	$93,772
Beijing Aerda Oil Technology Co. Ltd.	-	727,086	109,968
Beijing Yuandaweiye Technology Development Co., Ltd.	3,086,112	-	-
Xiamen Huasheng Haitian Computer Network Co. Ltd.	70,400	70,400	10,647
Total	¥3,156,512	¥1,417,486	$214,387

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

One of the owners of ENI, the Company’s previous VIE which was deconsolidated on December 16, 2010, controlled Beijing Yuandaweiye Technology Development Co., Ltd. (translated name).

One of the Founders and his family member collectively owns 57% minority of Xiamen Huasheng Haitian Computer Co. Ltd.

Deposit for inventory purchase represents the amounts paid to certain agents designated by the end customers to purchase special inventory.

Loans to third-parties are mainly used for short-term fund to support cooperative companies. These loans are due on demand bearing no interest.

Business advance to staff represents advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

NOTE 6.      PURCHASE ADVANCES

Purchase advances consisted of the following at June 30, 2010 and December 31, 2010:

	June 30, 2010	December 31, 2010	December 31, 2010
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Prepayment for inventory purchase	¥46,293,094	¥14,818,587	$2,241,233
Service fee	258,308	171,907	26,000
Purchase advances	¥46,551,402	¥14,990,494	$2,267,233

The Company purchased products and services from third-party and related parties during the normal course of business.

	June 30, 2010	March 30, 2011	March 30, 2011
Related Party	RMB	RMB	U.S. Dollars
Nanjing Youkong Information Technology Co., Ltd	¥325,628	¥367,628	$55,602
Raytheon Energy(Group) Co., Ltd	9,580,400
Total	¥9,906,028	¥367,628	$55,602

One of the Founders is a 20% owner of Nanjing Youkong Information Technology Co. Ltd. (translated name).

One of the owners of ENI, the Company’s previous VIE which was deconsolidated on December 15, 2010, and his family member collectively controlled Raytheon Energy (Group) Co., Ltd Co., Ltd.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.      INVENTORIES

Inventories consisted of the following at June 30, 2010 and December 31, 2010:

	June 30, 2010	December 31, 2010	December 31, 2010
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Small component parts	¥310,381	¥262,828	$39,751
Purchased goods and raw materials	5,721,871	267,608	40,474
Work in process	-	768,852	116,285
Finished goods	7,118,659	16,693,981	2,524,877
Total inventories	¥13,150,911	¥17,993,269	$2,721,387

NOTE 8.      PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2010 and December 31, 2010:

	June 30, 2010	December 31, 2010	December 31, 2010
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Motor vehicles	¥1,796,955	¥1,716,120	$259,554
Office equipment and fixtures	450,715	234,473	35,463
Leasehold improvement	426,181	149,243	22,572
Total property and equipment	2,673,851	2,099,836	317,589
Less: Accumulated depreciation	(1,190,970)	(955,045)	(144,445)
Property and equipment, net	¥1,482,881	¥1,144,791	$173,144

Depreciation expense was ¥83,074 and ¥102,425 ($15,523) for the three months ended December 31, 2009 and 2010, respectively. Depreciation expense was ¥170,864 and ¥201,232 ($30,435) for the six months ended December 31, 2009 and 2010, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.      OTHER PAYABLES

Other payables consisted of the following at June 30, 2010 and December 31, 2010:

	June 30, 2010	December 31, 2010	December 31, 2010
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Service	¥-	¥890,035	$134,613
Freight	-	740,666	112,022
Due to ENI	-	148,000	22,384
Expenses paid by third-parties on behalf of Recon	194,361	535,039	80,922
Loans from third-party companies	2,183,965	-	-
Loans from third-party individuals	223,448	-	-
Rental	441,921	-	-
Others	52,614	-	-
Total other payables	¥3,096,309	¥2,313,740	$349,941

Loans from third-party companies were borrowed mainly for supplemental working capital by BHD in the amount of ¥1,100,000 and by Nanjing Recon in the amount of ¥1,083,965 as of June 30, 2010. These loans are due on demand bearing no interest. As of December 31, 2010, such loan was reclassified to short-term borrowings in Note 13.

NOTE 10.      SHAREHOLDERS’ EQUITY

Ordinary Shares - When the Company was incorporated in the Cayman Islands on August 21, 2007, 25,000,000 ordinary shares were authorized, and 2,139,203 ordinary shares were issued to the Founders, at a par value of $0.0185 each. On July 29, 2009, the Company completed its initial public offering (IPO) by offering 1,700,000 ordinary shares at $6.00 per share. In connection with the IPO, all the 112,608 redeemable ordinary shares outstanding were automatically converted into non-redeemable ordinary shares pursuant to an agreement. On July 31, 2009, ordinary shares of the Company commenced trading on NASDAQ Exchange.

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2010 and December 31, 2010, the balance of total statutory reserves was ¥3,755,503 and ¥2,248,864 ($340,129), respectively.

Stock-Based Awards Plan - In June 2009, the Board of Directors and the shareholders of the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the granting of stock options and restricted ordinary shares to employees, non-employee directors and consultants of the Company. Options granted under the 2009 Plan may be Incentive Stock Options or Non-statutory Stock Options. Non-employee directors and Consultants are not eligible to receive the award of an Incentive Stock Option. The Compensation Committee of the Board of Director is entitled to establish the term, vesting conditions and exercise price of the options as well as the vesting conditions and transferability of restricted shares. Under the 2009 Plan, 790,362 unissued ordinary shares have been reserved for issuance. As discussed in Note 18, under the 2009 Plan, the Company granted options to purchase 293,000 of ordinary shares to its employees and non-employee directors on July 29, 2009 and 170,000 warrants to placement agent.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.      INCOME TAX

The Company is not subject to any income taxes in the United States or the Cayman Islands and had minimal operations in jurisdictions other than the PRC. BHD and Nanjing Recon are subject to PRC’s income taxes as PRC domestic companies. Implementing Rules for the Enterprise Income Tax Law (“Implementing Rules”), which took effect on January 1, 2008, unified the income tax rate for domestic-invested and foreign-invested enterprises at 25%.

Thus for the calendar year 2009, Nanjing Recon is subject to an income tax rate of 25%. For calendar year 2010, the Company reapplied for hi-tech approval and has passed all relevant review. Thus, for the calendar year 2010, Nanjing Recon is subject to an income tax rate of 15%.

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November 25, 2009 and is subject to an income tax rate of 15% for calendar year 2010. This qualification certificate will stay effective until the certificate matures in 2012.

Deferred tax assets are comprised of the following:

	June 30, 2010	December 31, 2010	December 31, 2010
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Allowance for doubtful receivables	¥275,960	¥273,736	$41,401
Total deferred income tax assets	¥275,960	¥273,736	$41,401

Following is a reconciliation of income tax at the calculated statutory rates:

	For the three months ended December 31, 2009	For the three months ended December 31, 2010	For the three months ended December 31, 2010
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Income tax calculated at statutory rates	¥4,994,175	¥734,075	$111,025
Benefit of favorable rate for high-technology companies	(580,088)	(1,984)	(300)
Benefit of revenue exempted from enterprise income tax	-	(533,832)	(80,739)
Provision for income tax	¥4,414,087	¥198,259	$29,986

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the six Months ended December 31, 2009	For the six months ended December 31, 2010	For the six Months ended December 31, 2010
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Income tax calculated at statutory rates	¥5,760,634	¥1,786,357	$270,177
Benefit of favorable rate for high-technology companies	(653,869)	(714,544)	(108,071)
Benefit of revenue exempted from enterprise income tax	-	(67,728)	(10,243)
Provision for income tax	¥5,106,765	¥1,004,085	$151,863

The provision for income tax is comprised of the following:

	For the three months ended December 31, 2009	For the three months ended December 31, 2010	For the three months ended December 31, 2010
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Current income tax	¥(253,988)	¥198,259	$29,986
Deferred income tax	4,668,075	-	-
Provision for income tax	¥4,414,087	¥198,259	$29,986

	For the six months ended December 31, 2009	For the six months ended December 31, 2010	For the six months ended December 31, 2010
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Current income tax	¥1,183,232	¥1,005,632	$152,097
Deferred income tax	3,923,533	(1,547)	(234)
Provision for income tax	¥5,106,765	¥1,004,085	$151,863

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.      SHORT-TERM BANK LOAN

Short-term bank loan consists of the following:

	June 30, 2010	December 31, 2010	December 31, 2010
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Beijing Bank, with a floating interest rate from 5.56% to 6.06% annually (repaid on December 22, 2011)	¥-	¥5,000,000	$756,224
Total short-term bank loan	¥-	¥5,000,000	$756,224

NOTE 13.      SHORT-TERM BORROWINGS

Short-term borrowings are generally extended upon maturity and they consist of the following:

	June 30, 2010	December 31, 2010	December 31, 2010
Short-term borrowings due to	RMB	RMB	U.S. Dollars
non-related parties:		(As restated)	(As restated)
Due-on-demand borrowing, no interest	¥1,224,888	¥-	$-
Short-term borrowings, no interest, matures on Aug. 25, 2010 and 2011, respectively	140,000	140,000	21,173
Short-term borrowing, 6% annual interest, matures on November 10, 2010 and 2011, respectively	960,000	1,017,600	153,907
Short-term borrowing, 6% annual interest, matures on December 9, 2010 and 2011, respectively	212,911	225,686	34,134
Short-term borrowings, no interest, matures on Dec. 27, 2010	411,500	-	-
Short-term borrowings, no interest, matures on May 24, 2011	1,575,582	1,576,982	238,511
Short-term borrowings, interest at 1.2% per month, matures on Nov. 19, 2010 and 2011, respectively	500,000	500,000	75,622
Other short-term borrowings		1,083,384	163,856
Total short-term borrowings due to non-related parties	¥5,024,881	¥4,543,652	$687,203

The interest expenses for short-term borrowings due to non-related parties are ¥17,594 and ¥36,649 ($5,543) for the three months ended December 31, 2009 and 2010, respectively, and are ¥35,187 and ¥73,299 ($11,086) for the six months ended December 31, 2009 and 2010, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2010	December 31, 2010	December 31, 2010
Short-term borrowings due to	RMB	RMB	U.S. Dollars
related parties:		(As restated)	(As restated)
Due-on-demand borrowings from Founders, no interest	¥376,377	¥46,377	$7,014
Short-term borrowing from a Founder's family member, 6% annual interest, matures on May 4, 2010 and 2011, respectively	204,495	216,765	32,785
Short-term borrowing from a Founder's family member, no interest, matures on November 15, 2011	-	50,000	7,562
Short-term borrowing from a Founder's family member, 6% annual interest, matures on December 9, 2010 and 2011, respectively	44,605	47,281	7,151
Short-term borrowings from a Founder's family member, 6% annual interest, matures on December 31, 2010	6,200,000	-	-
Short-term borrowings from management, 6% annual interest, matures on December 8, 2010 and 2011, respectively	517,980	550,976	83,332
Total short-term borrowings due to related parties	¥7,343,457	¥911,399	$137,844

The interest expenses for short-term borrowings due to related parties are ¥18,475 and ¥175,381 ($26,525) for the three months ended December 31, 2009 and 2010, respectively, and are ¥42,126 and ¥252,170 ($38,139) for the six months ended December 31, 2009 and 2010, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.      NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2010
	ENI	BHD	Nanjing Recon	Total	Total
	RMB	RMB	RMB	RMB	U.S. Dollar

Paid-in capital	¥1,200,000	¥1,651,000	¥200,000	¥3,051,000	$448,110
Unappropriated retained earnings	2,392,177	1,925,052	2,224,168	6,541,397	960,755
Accumulated other comprehensive loss	(3,204)	(3,190)	(2,162)	(8,556)	(1,257)
Total non-controlling interest	¥3,588,973	¥3,572,862	¥2,422,006	¥9,583,841	$1,407,608

	As of December 31, 2010 (as restated)
	ENI	BHD	Nanjing Recon	Total	Total
	RMB	RMB	RMB	RMB	U.S. Dollar

Paid-in capital	¥-	¥1,651,000	¥200,000	¥1,851,000	$279,954
Unappropriated retained earnings	-	2,412,879	2,737,584	5,150,463	778,980
Accumulated other comprehensive loss	-	(12,984)	(9,386)	(22,370)	(3,383)
Total non-controlling interest	¥-	¥4,050,895	¥2,928,198	¥6,979,093	$1,055,551

NOTE 15. CONCENTRATIONS

For the three months ended December 31, 2009, the largest two customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented 61.93% and 10.05% of the Company’s revenue. For the three months ended December 31, 2010, these two largest customers accounted for 71.55% and 16.3% of its revenue.

For the six months ended December 31, 2009, these two largest customers represented 58.27% and 21.77% of the Company’s revenue. For the six months ended December 31, 2010, these two largest customers accounted for 53.17% and 22.56% of its revenue. The Company provided services directly to these two largest customers, but did not sign contracts directly with them. Instead, the Company entered into contracts with agents representing the customers.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended December 31, 2009 and 2010, no suppliers accounted for 10% or more of its total purchases.

NOTE 16.      COMMITMENTS AND CONTINGENCIES

(a)  Office Leases

The Company leased offices for its VIEs in Beijing, Nanjing and Jining through December 31, 2012, July 9, 2012 and June 30, 2012, respectively. Below is a summary of the Company’s contractual obligations and commitments as of December 31, 2010:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 years

Operating lease	$176,503	$153,060	$23,443	-

(b)  Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of December 31, 2010, the Company estimated its severance payments of approximately ¥771,850 ($116,738) which has not been reflected in its consolidated financial statements, as the probability of payment is remote.

NOTE 17.      RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – The Company had sales to related parties which are entities under common ownership. Below is a summary of the sales to related parties for the three and six months ended December 31, 2009 and 2010.

	For the Three Months ended
	December 31, 2009	December 31, 2010	December 31, 2010
Related Party	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥-	¥9,393,163	$1,420,666
Beijing Aerda Oil Technology Co. Ltd.		2,256,585	341,297
Zhongjiyan Technology (Beijing) Co. Ltd.	-	4,365,812	660,306
Total	¥-	¥16,015,560	$2,422,269

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months ended
	December 31, 2009	December 31, 2010	December 31, 2010
Related Party	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥10,000,000	¥9,393,163	$1,420,666
Beijing Aerda Oil Technology Co. Ltd.	652,649	2,256,585	341,297
Zhongjiyan Technology (Beijing) Co. Ltd.	1,752,137	4,365,812-	660,306
Total	¥12,404,786	¥16,015,560	$2,422,269

Leases from related parties - On January 1, 2010, the Company entered into a one-year agreement for the lease of office space owned by the Founders and their family members.  The terms of the agreement state that the Company will lease the property for one year at a monthly rent of ¥86,583 with the annual rental expense at ¥1,039,000 ($157,143). Specifically, our former VIE, ENI, leased its office from Mr. Li Hongqi for one year from January 1, 2010 to December 31, 2010 with a monthly rent of ¥40,000.

Short-term borrowings from related parties - The Company borrowed ¥7,343,457 and ¥911,399 ($137,844) from the Founders, their family members and senior officials as of June 30 and December 31, 2010, respectively. For the specific terms and interest rates of the loans, please see Note 13.

NOTE 18.      STOCK-BASED COMPENSATION

Stock-based payments - As discussed in Note 10, the Company granted options to purchase 293,000 ordinary shares under the 2009 Plan to its employees and non-employee directors on July 29, 2009. The options have an exercise price of $6.00, equal to the IPO price of the Company’s ordinary shares, and will vest over a period of five years, with the first 20% vested on July 29, 2010. The options expire ten years after the date of grant, on July 29, 2019. The fair value was estimated on July 29, 2009 using the Binomial Lattice valuation model, with the following weighted-average assumptions:

Stock price at grant date	$6.00
Exercise price (per share)	$6.00
Risk free rate of interest***	4.6118%
Dividend yield	0.0%
Life of option (years)**	10
Volatility*	78%
Forfeiture rate****	0%

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥30.17 ($4.42) per share. Compensation expense recorded for the three months ended December 31, 2009 and 2010 was ¥294,675 and ¥431,378 ($65,244), and ¥736,688 and ¥870,084 ($131,596) for the six months ended December 31, 2009 and 2010, respectively.

As of December 31, 2010, options to purchase 293,000 of ordinary shares were outstanding, 58,600 of them are vested under the 2009 Plan and no granted stock options were exercised.

Placement Agent Warrants - As discussed in Note 10, the Company completed its initial public offering (IPO) on July 29, 2009, and the gross proceeds received by the Company for the offering were $10,200,000 (1,700,000 ordinary shares at $6.00 per share) before the cash offering costs of ¥9,651,771 ($1,412,896).

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

Stock price at grant date	$6.00
Exercise price (per share)	$7.20
Risk free rate of interest	3.7679%
Dividend yield	0%
Expected volatility	78%
Expected life (in years)	5%

The Company had 170,000 of granted placement agent warrants as of December 31, 2010 and no warrants were exercised during the six months then ended.

NOTE 19. EARNINGS PER SHARE

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the three months ended December 31,
	2009	2010	2010
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Basic weighted average ordinary shares outstanding	3,951,811	3,951,811	3,951,811
Effect of options and warrants	94,762	-	-
Diluted weighted average ordinary shares outstanding	4,046,573	3,951,811	3,951,811
Net income (loss) attributable to ordinary shareholders	¥12,554,152	¥(20,677,452)	$(3,127,357)
Basic earnings (loss) per share	¥3.18	¥(5.23)	$(0.79)
Diluted earnings (loss) per share	¥3.10	¥(5.23)	$(0.79)

	For the six months ended December 31,
	2009	2010	2010
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Basic weighted average ordinary shares outstanding	3,656,277	3,951,811	3,951,811
Effect of options and warrants	42,704	-	-
Diluted weighted average ordinary shares outstanding	3,698,981	3,951,811	3,951,811
Net income (loss) attributable to ordinary shareholders	¥12,978,571	¥(19,833,689)	$(2,999,741)
Basic earnings (loss) per share	¥3.55	¥(5.02)	$(0.76)
Diluted earnings (loss) per share	¥3.51	¥(5.02)	$(0.76)

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.      Variable Interest Entities

The Company reports VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the consolidated financial statements, except for ENI which was consolidated only through December 15, 2010 as indicated in Note 2 to the accompanying unaudited condensed consolidated financial statements. Summary information regarding consolidated VIEs is as follows:

	June 30, 2010	December 31, 2010	December 31, 2010
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
ASSETS
Current Assets
Cash and cash equivalents	¥4,689,773	¥3,851,659	$582,543
Trade accounts receivable, net	89,425,990	67,139,709	10,154,528
Purchase advances	46,296,079	14,818,587	2,241,233
Other assets	26,530,217	30,290,473	4,581,275
Total Current Assets	¥166,942,059	¥116,100,428	$17,559,579

Non-current assets	1,748,151	1,408,807	213,074
Total Assets	¥168,690,210	¥117,509,235	$17,772,653

LIABILITIES
Trade accounts payable	¥16,536,796	¥14,893,472	$2,252,560
Taxes payable	20,203,104	11,154,277	1,687,026
Other liabilities	20,629,101	44,181,716	6,682,252
Total current liabilities	¥57,369,001	¥70,229,465	$10,621,838
Total Liabilities	¥57,369,001	¥70,229,465	$10,621,838

The financial performance of VIEs reported in the consolidated income statement is for the three months ended December 31, 2010, including revenues of ¥32,183,746 ($4,867,622), operating expenses of ¥18,775,740 ($2,839,732), other expense of ¥253,020 ($38,267) and net loss before allocation to non-controlling interests of ¥10,485,581 ($1,585,890).

The financial performance of VIEs reported in the consolidated income statement is for the six months ended December 31, 2010, including revenues of ¥53,983,057 ($8,164,654), operating expenses of ¥17,504,597 ($2,647,478), other income of ¥54,610 ($8,260) and net loss before allocation to non-controlling interests of ¥13,888,883 ($2,100,621).

NOTE 21. SUBSEQUENT EVENTS

In January 2012, the Company and ENI executed an agreement whereby ENI will repay the working capital loan (RMB 17,771,481 plus interest accruable at an annual rate of 4%) on an agreed-upon payment schedule. In accordance with the payment schedule, the principal plus accrued interest will be repaid over three years on a quarterly basis. The first four payments are set at RMB 1.2 million each. Accordingly, the current and non-current portion of the amount due from ENI is determined to be RMB 4.8 million and RMB 12,971,481, respectively.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	The section entitled “Use of Proceeds” from our registration statement filed on August 12, 2008, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is July 22, 2009, and the Commission file number assigned to the Registration Statement is 333-152964. The Registration Statement registers the offering of up to 1,700,000 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the Offering”). As of December 31, 2010, the Company has spent proceeds from the Offering in accordance with the following chart:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through December 31, 2010
Product Research and development	$1,273,024	$166,425
Acquisition and business development in oil-field industry in China and globally	4,073,675	4,200,000
Sarbanes-Oxley compliance	424,341	0
Fixed asset purchases	442,341	0
Employee training	169,736	6,639
General working capital	2,121,706	1,138,268
Due from former VIE	—	$2,600,000
Total	$8,504,823	$8,111,332

(c)	None

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

II-1

Item 6.	Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

II-2

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.33	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.34	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.35	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Li Hongqi (1)

10.36	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.37	Operating Agreement among Recon Technology (Jining) Co. Ltd., Jining ENI Energy Technology Co., Ltd., and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.38	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

21.1	Subsidiaries of the Registrant (2)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

II-3

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Filed herewith.

II-4

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

January 31, 2012	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

Signature-1