Form 10-Q/A
period 2011-03-31
Recon Technology, Ltd
filed 2012-01-31
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 001-34409

RECON TECHNOLOGY, LTD

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

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

EXPLANATORY NOTE

This first amendment to Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed by Recon Technology, Ltd (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2011 originally filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2011 (the “Original Filing”).

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

We derive our revenues from the sales and provision of (1) hardware products, (2) software products, and (3) services. Our products and services involve most of the key procedures of the extraction and production of oil and gas, and include automation systems, equipment, tools and on-site technical services. For the nine months ended March 31, 2011, 96.64% of our revenue came from the sales of hardware and 3.36% from the provision of our services. We did not recognize any revenues from software sales during the nine months ended March 31, 2011. For the same period in 2010, hardware sales, software sales, and services constituted 91.46%, 7.77% and 0.23%, respectively, of our revenues.

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

Equipment for Oil and Gas Production and Transportation

High-Efficiency Heating Furnaces. Crude petroleum contains certain impurities that must be removed before it can be sold, including water and natural gas. To remove the impurities and to prevent solidification and blockage in transport pipes, companies employ heating furnaces. BHD researched, developed and implemented a new oilfield furnace that is advanced, highly automated, reliable, easily operable, safe and highly heat-efficient (90% efficiency).

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

Automation System and Services

Pumping Unit Controller. Functions as a monitor to the pumping unit, and also collects data for load, pressure, voltage, and startup and shutdown control.

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

Thus, the level of demand for oil and gas in the short- to medium-term affects the number of oil and gas wells. Meanwhile, well prospecting is done to ensure the supply of oil and gas in the medium to long term. At present, China is in shortage of oil and gas. The difference between supply and demand is growing. For the three state-owned petroleum companies, the top priority is to ensure the nation supply and to promote stable and increased oilfield production. The capital expenditures are determined by the national energy strategy to a large extent. Under such circumstances, despite the adverse domestic and international market conditions influencing the Chinese oil market in 2010 and 2011, the investment by petroleum companies to upstream prospecting and development continues to increase. Advanced oilfield drill equipment and technique services are in greater demand, as petroleum companies make efforts to promote effectiveness and reduce costs.

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

Critical Accounting Policies and Estimates

Estimates and Assumptions

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require us to make judgments, estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such estimate is made, and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and other disclosures included in this quarterly report. Significant accounting estimates reflected in our Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, and useful lives of property and equipment.

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

Allowance for Doubtful Accounts

Trade receivables are carried at original invoiced amount less a provision for any potential uncollectible amounts. Provisions are applied to trade receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for trade accounts receivable was ¥1,089,331 and ¥2,181,639 ($332,056) on June 30, 2010 and March 31, 2011, respectively.

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

Depreciation expense was ¥263,036 and ¥278,532 ($42,392) for the nine months ended March 31, 2010 and 2011, respectively.

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB (As Restated)	U.S. Dollars (As Restated)
Motor vehicles	¥1,796,955	¥1,838,720	$279,862
Office equipment and fixtures	450,715	234,473	35,688
Leasehold improvement	426,181	149,243	22,715
Total property and equipment	2,673,851	2,222,436	338,265
Less: Accumulated depreciation	(1,190,970)	(1,032,345)	(157,128)
Property and equipment, net	¥1,482,881	¥1,190,091	$181,137

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

Results of Operations

The following consolidated results of operations include the result of operations of the Company, all of its subsidiaries and VIEs, including BHD, Nanjing Recon and ENI (through December 15, 2010). The results of operations are of those of the VIEs. On December 16, 2010, ENI changed its equity ownership. We ceased to have the power to direct the activities of ENI, which most significantly impact its economic performance as of that date. As a result of the Company’s determination to deconsolidate ENI, ENI’s results of operations have been consolidated in the Company’s results of operations only through December 15, 2010.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenue

	For the Three Months Ended March 31,
	2011				Change attributable to:
	(As restated)	2010	Increase (Decrease)	Percentage Change	Deconsolidation of ENI	Operations
Hardware	¥8,761,599	¥24,578,963	¥(15,817,364)	(64.35)%	¥(11,913,405)	¥(3,903,958)
Service	—	1,709,402	(1,709,402)	(100.00)%	—	(1,709,402)
Total Revenue	¥8,761,599	¥26,288,365	¥(17,526,765)	(66.67)%	¥(11,913,405)	¥(5,613,360)

Revenues. Our total revenues were ¥8,761,599 ($1,333,556) for the three months ended March 31, 2011, a decrease of 66.67%, or ¥17,526,765 ($2,677,656), from ¥26,288,364 during the same period in 2010. During this three-month period, our sales of transportation equipment increased by 20.42%, automation business decreased by 61.82%, while sales of accessory decreased to zero, respectively. The decrease in our revenues for the three-month period was due to the following challenges:

(1)	The decrease of hardware sales was mainly caused by the deconsolidation of ENI and the sharp decrease of accessory trading business, in which ENI acted as an agent to obtain purchase orders on our behalf. In light of the ownership change of ENI on December 16, 2010, the Company’s Audit Committee concluded that ENI is no longer a VIE and the Company should not include ENI’s operations in the Company’s operating results starting December 16, 2010. For the three-month period ended March 31, 2010, revenue contributed by ENI was ¥11,913,405. In view of the following facts, our management believe even though ENI’s not being a VIE caused short-term loss for us, it will not affect our long-term development:

i.	Some of ENI’s large clients, especially Sinopec, adjusted their procurement policies, to increase direct purchases from strategic manufacturers rather than purchase from agencies. Business for ENI therefore decreased gradually since the second half of 2010. For the first three months of 2011, there was even less revenue in this respect;

ii.	Additionally, our former Chief Marketing Officer, Mr. Li Hongqi, resigned effective January 31, 2011. When Mr. Li resigned, we lost some of our working relationship with Sinopec and other large companies. Without such relationship, it became difficult for us to compete with large strategic suppliers taken up by the large oil companies under their new procurement policies.

(2)	To adjust and correct an overstatement of reported revenue, based on information that was made available to management subsequent to the Original Filing for the quarter ended December 31, 2010, the Company realized that there was a double-counting of revenues from 3 specific contracts which amounted to RMB 5,191,897. The double-counting was caused by an input error that was not detected during the normal course of the quarter book close. To determine the nature and extent of this accounting error, the Company performed a thorough review of all revenues recognized during the quarter and concluded that the error identified was a mistake which resulted in the overstatement of the Company’s reported revenue, tax payable and accounts receivable as of December 31, 2010. To correct the overstatement, the Company recorded an adjustment in this amended and restated quarterly report on Form 10-Q/A to reduce revenue by RMB 5,191,897, imposed value-added tax by RMB 882,663, and reported accounts receivable by RMB 6,074,520.

(3)	Project delays also contributed to the decrease in our revenues. Our equipment and service terminals can only be assembled and operated after completion of field infrastructure. Currently, our major on-going projects are all located in Jidong Oilfield and Weston Sichuan Gas Field, which are both newly developed oil and gas fields with relatively long construction periods. Since some of our clients have not finished their oilfield construction, which in turn caused delays in our projects, we could not provide equipment to our clients and recognize the corresponding revenue as scheduled.

Even though ENI ceased to be one of our VIEs and its operating results are deconsolidated from ours starting December 16, 2010, management believes such change will not determine our long-term business development for the following reasons:

(1)	We continue to develop and expand our operations in oilfields, such as some of the subsidiaries of CNPC and Sinopec, which do not overlap with ENI’s existing business and were not affected by its deconsolidation.

(2)	ENI was predominantly focused on trading, a business model vulnerable to and subject to frustration by the changes in its major clients’ procurement policies.

(3)	Our management is placing a greater emphasis on our own branded products and our services. The deconsolidation of ENI allows us to allocate working capital and focus on the growth of our own product offering.

Cost and Margin

	For the Three Months Ended March 31,
					Change attributable to:
	2011 (As restated)	2010	Increase (Decrease)	Percentage Change	Deconsolidation of ENI	Operations
Total Revenue	¥8,761,599	¥26,288,365	¥(17,526,766)	(66.67)%	¥(11,913,405)	¥(5,613,360)
Cost of Revenue	7,321,069	14,538,530	(7,217,461)	(49.64)%	(6,653,977)	(563,483)
Gross Profit	¥1,440,530	¥11,749,835	¥(10,309,305)	(87.74)%	¥(5,259,428)	¥(5,049,877)
Margin %	16.44%	44.70%	(28.25)%

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

Our cost of revenues decreased from ¥14,538,530 in the three months ended March 31, 2010 to ¥7,321,069 ($1,114,301) for the same period of 2011, a decrease of ¥7,217,461 ($1,098,531), or 49.64%.

(1)	The decrease of costs was mainly due to the deconsolidation of ENI, which accounted for ¥6,653,977 ($1,012,766); and

(2)	Cost for operations decreased by ¥563,483 ($85,765), which were mainly due to project delays.

As a percentage of revenues, however, our cost of revenues increased from 55.30% in the three months ended March 31, 2010 to 83.56% in the same period of 2011. The increase was mainly caused by the delay of some key projects. As we move forward with those delayed projects, we expect our revenue to increase and the cost as a percentage of revenues to return to prior levels.

Gross Profit. For the three months ended March 31, 2011, our gross profit decreased to ¥1,440,530 ($219,255) from ¥11,749,835 for the same period in 2010, a decrease of ¥10,309,305 ($1,569,125), or 87.74%. For the three months ended March 31, 2011, our gross profit as a percentage of revenue decreased to 16.44%, from 44.70% for the same period in 2010. The erosion in gross margin was caused mainly by:

(1)	The deconsolidation of ENI, accounting for almost half of the drop in gross profit in the amount of ¥5,259,428 ($800,510) for the three-month period; and

(2)	Project delays as discussed above, which is not expected to have a significant impact on the Company’s long-term operating results when these projects finally are completed.

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

Operating Expenses

	For the Three Months Ended March 31,
					Change attributable to:
	2011 (As restated)	2010	Increase (Decrease)	Percentage Change	Deconsolidation of ENI	Operations
Selling and distribution expenses	¥1,427,471	¥1,534,090	¥(106,619)	(6.95)%	¥(240,690)	¥134,071
% of revenue	16.29%	5.84%	10.46%
General and administrative expenses	3,300,181	3,337,591	(37,410)	(1.12)%	(237,715)	200,305
% of revenue	37.67%	12.70%	24.97%
Operating expenses	¥4,727,652	¥4,871,681	¥(144,029)	(2.96)%	¥(478,405)	¥334,376

Selling and Distribution Expenses. Selling and distribution expenses consist primarily of salaries and related expenditures for the sales and marketing department, sales commissions, costs of marketing programs (including public relations, advertising and trade shows) and an allocation of our facilities and depreciation expenses. Selling expenses decreased by 6.95%, from ¥1,534,090 for the three months ended March 31, 2010 to ¥1,427,471 ($217,268) for the same period of 2011. This decrease is mainly attributed to the deconsolidation of ENI. As to operations, selling expenses increased mainly due to the increase of salaries. The percentage of selling expenses in relation to revenue increased from 5.84% to 16.29%, mainly caused by the decrease in revenue. Our management believe the selling and distribution expenses are reasonable, and, as our revenue returns to a normal level, selling and distribution expenses as a percentage of revenue will decrease and remain stable in the long run.

General and Administrative Expenses. General and administrative expenses consist primarily of costs from our human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees and other expenses incurred in connection with general operations. General and administrative expenses increased from ¥3,337,591 for the three months ended March 31, 2010 to ¥3,300,181 ($502,303) for the same period of 2011. General and administrative expenses were 12.70% of total revenues for the three months ended March 31, 2010 and 37.67% of total revenues for the same period of 2011. The increase was primarily attributable to increased salaries and additional expenses related to the preparation of the ultimately withdrawn secondary offering.

Net Income

	For the Three Months Ended March 31,
			Increase	Percentage
	2011	2010	(Decrease)	Change
Income (loss) from operations	¥(3,287,122)	¥6,878,153	¥(10,165,275)	(147.79)%
Subsidy income	341,025	20,000	321,025	1,605.13%
Interest and other income	184,805	356,827	(172,022)	(48.2)%
Income (loss) before income tax and non-controlling interest	(2,761,292)	7,254,980	(10,016,272)	(138.06)%
Provision (benefit) for income tax	(290,173)	2,082,802	(2,372,975)	(113.93)%
Net income (loss)	(2,471,119)	5,172,178	(7,643,297)	(147.78)%
Net (income) loss attributable to non-controlling interest	459,510	(647,827)	1,107,337	(170.93)%
Net income (loss) attributable to ordinary shareholders	¥(2,011,609)	¥4,524,351	¥(6,535,960)	(144.46)%

Income (loss) from Operations. Due to the deconsolidation of ENI, project delays caused by construction delays experienced by some of our customers, and the expenses associated with human resources and being a public company, our revenue during the period decreased while our administrative expenses increased, causing our income from operations for the period to decrease by ¥10,165,275 ($1,547,202) to a loss of ¥3,287,122 ($500,315) for the three months ended March 31, 2011, compared to an income of ¥6,878,153 for the same period of 2010.

Subsidy Income. We received grants of ¥20,000 and ¥341,025 ($51,906) from the local government for the three months ended March 31, 2010 and 2011, respectively. These grants were given by the government in the form of income tax return to support local companies in developing high technology and improving their products.

Income Tax Expense. Income taxes are provided based upon the liability method of accounting pursuant to ASC No. 740, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded against deferred tax assets if it is not likely that the asset will be realized. We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in the PRC are generally subject to federal (state) enterprise income tax at a rate of 25%; however, Nanjing Recon and BHD were granted the certification of High Technology Enterprise and are taxed at a rate of 15% for taxable income generated. The applicable tax rate for each of our subsidiaries changed in the past few years because of their qualifications and different local policies. For calendar year 2011, Nanjing Recon and BHD were taxed at a rate of 15%. Our effective EIT burden will vary, depending on which of our domestic companies generate greater revenue.

Income tax expense for the three months ended March 31, 2010 was ¥2,082,802 and income tax benefit was ¥290,173 ($44,166), respectively. This decrease was mainly due to a decrease in taxable operating income.

Net Income (Loss) Attributable to Ordinary Shareholders. As a result of the factors described above, there was a net loss of ¥2,011,609 ($306,176) attributable to ordinary shareholders for the three months ended March 31, 2011, a decrease of 144.46%, or ¥6,533,960, from a net income of ¥4,524,351 for the same period of 2010.

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

	For the Three Months Ended March 31,
	2011 RMB	2010 RMB	Increase (Decrease)	Percentage Change	2011 USD
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	¥(2,477,119)	¥5,172,178	¥(7,643,297)	(147.78)%	$(376,116)
Income tax expense (benefit)	(290,173)	2,082,801	(2,372,974)	(113.93)%	(44,166)
Interest expense	102,841	32,762	70,079	213.90%	15,653
Stock compensation expense	268,180	442,013	(173,833)	(39.33)%	40,818
Depreciation, amortization and accretion	77,300	92,172	(14,872)	(16.14)%	11,765
Adjusted EBITDA	¥(2,312,971)	¥7,821,926	¥(10,134,897)	(129.57)%	$(352,045)

Adjusted EBITDA decreased by ¥10,134,897, or 129.57%, to a loss of ¥2,312,971 ($352,045) for the three months ended March 31, 2011 compared to the same period in 2010. This was due to adverse operating results of ENI, especially the non-collectable purchase advance, loss of deconsolidation, the delays in projects caused by construction delays at some of our customers, and the extra expenses associated with our annual meeting and our withdrawn secondary offering. These factors caused revenues during the period to decrease and our administrative expenses to increase. Compared to net income attributable to ordinary shareholders, we believe EBITDA more accurately reflects our operations.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenue

	For the Nine Months Ended March 31,
			Increase	Percentage	Change attributable to:
	2011	2010	(Decrease)	Change	Deconsolidation of ENI	Operations
Hardware	¥60,633,545	¥90,932,348	¥(30,298,803)	(33.32)%	¥(24,235,206)	¥(6,063,597)
Service	2,111,111	7,675,214	(5,564,103)	(72.49)%	—	(5,564,103)
Software	—	226,496	(226,496)	(100.00)%	—	(226,496)
Total Revenue	¥62,744,656	¥98,834,057	¥(36,089,401)	(36.52)%	¥(24,235,206)	¥(11,854,196)

Revenues. Our total revenues were ¥62,744,656 ($9,550,031), a decrease of 36.52% from ¥98,834,057 for the nine months ended March 31, 2010. During this nine-month period, our automation business decreased by 38.25%, sales of transportation equipment decreased by 6.78% and our accessory sales business decreased by 56.47%. This was mainly attributable to the deconsolidation of ENI’s operating results starting December 15, 2010, together with ENI’s shrinking accessory agency business and delays in some of our projects caused by our clients’ field construction.

Cost and Margin

	For the Nine Months Ended March 31,
			Increase	Percentage	Change attributable to:
	2011	2010	(Decrease)	Change	Deconsolidation of ENI	Operations
Total Revenue	¥62,744,656	¥98,834,057	¥(36,089,401)	(36.52)%	¥(24,235,206)	¥(11,854,195)
Cost of Revenue	41,894,738	56,007,688	(14,112,950)	(25.20)%	(13,632,489)	(480,461)
Gross Profit	¥20,849,918	¥42,826,369	¥(21,976,451)	(51.32)%	¥(10,602,717)	¥(11,373,734)
Margin %	33.23%	43.33%	(10.10)%

Cost of Revenues. Our cost of revenues decreased by 25.20%, or ¥14,112,950, from ¥56,007,688 for the nine months ended March 31, 2010 to ¥41,894,738 ($6,376,575) for the same period of 2011. As a percentage of revenues, our cost of revenues increased from 56.67% for the nine months ended March 31, 2010 to 66.77% for the same period of 2011. This increase was a result of (1) the decline of our agency trading business which resulted in the loss of our high margin orders, leaving us with only smaller orders with smaller margins and deconsolidation of ENI, and (2) unfinished service projects, that have higher margins.

Gross Profit. For the nine months ended March 31, 2011, our gross profit decreased to ¥20,849,918 ($3,173,455) from ¥42,826,369 for the same period of 2010, a decrease of ¥21,976,451, or approximately 51.32%. For the nine months ended March 31, 2011, our gross profit as a percentage of revenue decreased to 33.23%, from 43.33% for the same period of 2010. Our management believes it is necessary to adjust our business structure to maintain a higher margin ratio. We plan to accomplish this by focusing more on our automation business and our own branded products and services, while shifting our focus away from agency sales, which provide a lower margin. As we deconsolidated ENI as one of our VIEs on December 16, 2010, we believe we are moving more quickly towards such a goal.

Expenses

	For the Nine Months Ended March 31,
					Change attributable to:
	2011	2010	Increase (Decrease)	Percentage Change	Deconsolidation of ENI	Operations
Selling and distribution expenses	¥6,502,942	¥7,557,188	¥(1,054,246)	(13.95)%	¥(59,158)	¥(995,088)
% of revenue	10.36%	7.65%	2.7%
General and administrative expenses	26,604,362	9,803,491	16,800,871	171.38%	13,433,353	3,367,518
% of revenue	42.40%	9.92%	32.48%
Operating expenses	¥33,107,304	¥17,360,679	¥15,746,625	90.70%	¥13,374,195	¥2,372,430

Selling and Distribution Expenses. Selling expenses decreased by 13.95%, from ¥7,557,188 for the nine months ended March 31, 2010 to ¥6,502,942 ($989,778) for the same period of 2011. This decrease is mainly attributable to deconsolidation of ENI and our stable long-term relationship with CNPC, as expenses associated with maintaining their business decreased.

General and Administrative Expenses. General and administrative expenses increased by 171.38%, or ¥16,800,871, from ¥9,803,491 for the nine months ended March 31, 2010 to ¥26,604,362 ($4,049,309) for the same period of 2011. General and administrative expenses were 9.92% of total revenues for the nine months ended March 31, 2010 and 42.40% of total revenues for the same period of 2011. This percentage increase was primarily attributable to (1) the write-off of ENI’s non-collectable advanced payment to vendors, (2) higher expenses related to being a public company, particularly those associated with the annual shareholder meeting, director meetings and investor relations services, and (3) an increase of expenses related to our planned secondary offering, which was withdrawn due to unfavorable market conditions.

Net Income

	For the Nine Months Ended March 31,
			Increase	Percentage
	2011	2010	(Decrease)	Change
Income (loss) from operations	¥(12,257,386)	¥25,465,690	¥(37,723,076)	(148.13)%
Subsidy income	792,545	1,178,034	(385,489)	(32.72)%
Interest and other income (loss)	(135,198)	367,532	(502,730)	(136.79)%
Loss on deconsolidation	(8,989,614)	—	(8,989,614)
Income (loss) before income tax and non-controlling interest	(20,589,653)	27,011,256	(47,600,909)	(176.23)%
Provision for income tax	(713,912)	(7,189,566)	6,475,654	(90.07)%
Net income (loss)	(21,303,565)	19,821,690	(41,125,255)	(207.48)%
Net income attributable to non-controlling interest	(541,733)	(2,318,767)	1,777,034	(76.64)%
Net income (loss) attributable to ordinary shareholders	¥(21,845,298)	¥17,502,923	¥(39,348,222)	(224.81)%

Income (Loss) from Operations. There was a loss from operations in the amount of ¥(12,257,386) ($(1,865,631)) for the nine months ended March 31, 2011, compared to an income of ¥25,465,690 for the same period of 2010, due to lower revenue because of the deconsolidation of a VIE on December 16, 2010 and higher administrative expenses.

Subsidy Income. We received grants of ¥1,178,034 and ¥792,545 ($120,629) from the local government for the nine months ended March 31, 2010 and 2011, respectively. These grants were given by the government in the form of income tax return to support local companies in developing advanced technology and improving their products.

Loss on Deconsolidation. As a result of the deconsolidation of ENI, we suffered a loss of ¥8,989,614 ($1,368,261), which amount was measured as the difference between (a) the aggregate of (i) the fair value of any consideration received, (ii) the fair value of the retained non-controlling investment in ENI at the date in which ENI was deconsolidated, and (iii) the carrying amount of any non-controlling interest in ENI; and (b) the carrying value of the net assets and liabilities of ENI as of December 15, 2010. Our management believes it was an unusual loss and is in the process of initiating a series of safeguards to prevent this from happening in the future.

Income Tax Expense. Income tax expense for the nine months ended March 31, 2010 and 2011 was ¥7,189,566 and ¥713,912 ($108,661), respectively. The decrease was mainly due to a decrease in taxable operating income and lower effective tax rates.

Net Income (Loss) Attributable to Ordinary Shareholders. As a result of the factors described above, there was a net loss attributable to ordinary shareholders in the amount of ¥21,845,298 ($3,324,957) for the nine months ended March 31, 2011, a decrease of 227.45% from a net income of ¥17,502,923 for the same period of 2010.

Adjusted EBITDA

	For the Nine Months Ended March 31,
	2011 RMB	2010 RMB	Increase (Decrease)	Percentage Change	2011 USD
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	¥(21,303,565)	¥19,821,690	¥(41,125,255)	(207.48)%	$(3,242,502)
Income tax expense (benefit)	713,912	7,189,566	(6,475,654)	(90.07)%	108,661
Interest expense	428,310	110,075	318,235	289.11%	65,191
Stock compensation expense	1,138,264	1,178,701	(40,437)	(3.43)%	173,249
Depreciation, amortization and accretion	278,532	263,036	15,496	5.89%	46,240
Loss on deconsolidation	8,989,614	—	8,989,614		1,368,261
Adjusted EBITDA	¥(9,754,933)	¥28,563,068	¥(38,318,001)	(134.15)%	$(1,255,352)

Adjusted EBITDA. Adjusted EBITDA decreased by ¥38,318,001 ($5,832,179), or 135.68%, to a loss of ¥9,754,933 ($1,484,747) for the nine months ended March 31, 2011 compared to the same period of 2010. This was due to the deconsolidation of ENI, delayed projects resulting from construction delays experienced by some of our customers, and the extra expenses we incurred associated with our annual meeting and our withdrawn secondary offering. These factors caused revenues during the period to decrease and the administrative expenses to increase. Compared to net income attributable to ordinary shareholders, we believe adjusted EBITDA more accurately reflects our operations.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of March 31, 2011, we had cash and cash equivalents in the amount of ¥7,272,160 ($1,106,857).

Indebtedness. As of March 31, 2011, except for ¥4,933,537 ($750,907) of short-term borrowings and a ¥5,000,000 ($761,023) commercial loan from a local bank, we did not have any finance leases or hire purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from financing operations. As of March 31, 2011 we had total assets of ¥126,580,793 ($19,266,188), which includes cash amounting to ¥7,272,160 ($1,106,857), and net accounts receivable amounting to ¥56,161,167 ($8,547,993). Working capital amounted to ¥80,982,460 ($12,325,910) and shareholders’ equity amounted to ¥95,144,032 ($14,481,366).

Cash from Operating Activities. Net cash used in operating activities was ¥4,980,615 ($785,073) for the nine months ended March 31, 2011, a decrease of ¥36,526,262 from ¥41,506,877 for the nine months ended March 31, 2010. For the nine-month period, outflows of cash were mainly used in purchase of inventories for coming projects.

Cash from Investing Activities. Net cash used in investing activities was ¥2,403,754 ($365,862) for the nine months ended March 31, 2011. The foremost factor for the decrease was the loss of cash associated with the deconsolidation of ENI. As compared to the nine months ended March 31, 2010, capital expenditure was approximately ¥371,000.

Cash from Financing Activities. Cash flows provided by financing activities amounted to ¥2,620,087 ($398,789) for the nine months ended March 31, 2011 and cash flows provided by financing activities amounted to ¥61,471,426 for the nine months ended March 31, 2010. The decrease was due to the fact that we received IPO fund during the nine months ended March 31, 2009 whereas we borrowed funds of ¥5,000,000 ($761,023) from a domestic commercial bank to supplement working capital for the same period of 2011.

Working Capital. As of March 31, 2011, the Company’s working capital was ¥80,982,460. Total current assets as of March 31, 2011 amounted to ¥112,419,221 ($17,110,732), a decrease of ¥62,745,184 ($9,550,111) from ¥176,647,286 at June 30, 2010. The decrease was attributable mainly to the deconsolidation of ENI.

Current liabilities amounted to ¥31,436,761 ($4,784,822) at March 31, 2011, in comparison to ¥57,563,362 at June 30, 2010. This decrease was attributable to the deconsolidation of ENI.

The current ratio increased from 3.04 at June 30, 2010 to 3.58 at March 31, 2011 during the nine months ended March 31, 2011.

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

Changes in Internal Control over Financial Reporting

In light of the nature of the adjustments attributable to the restatement of the Original Filing, the Company has conducted a preliminary assessment of its accounting organization and the manner in which the accounting and financial reporting functions are being supported. Based on such assessment, the Company has developed a preliminary plan to strengthen its accounting and financial reporting functions as well as the related disclosure controls and procedures. Such plan will require the hiring of additional resources and the deployment of other corporate resources for the accounting department in relation to the financial reporting process. Such additional resources will include the establishment of a work force dedicated to the task of correcting past financial irregularities and maintaining correct financial reporting on an on-going basis. To strengthen the Company’s internal control over financial reporting, the Company has engaged outside consultants that are skilled in SEC reporting and Section 404 compliance to assist in the implementation of the following remedial actions (which are targeted to be completed by June 2012):

•	Development and formalization of key accounting and financial reporting policies and procedures;

•	Identification and documentation of key controls by business process;

•	Enhancement of existing disclosures policies and procedures;

•	Formalization of periodic communication between management and the audit committee;

•	Implementation of policies and procedures intended to enhance management monitoring and oversight by the Audit Committee; and

•	Formalization of a periodic staff training program to enhance their awareness of the key internal control activities.

RECON TECHNOLOGY, LTD

PAGE
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2011 andJune 30, 2010	F-2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2011 and March 31, 2010	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and March 31, 2010	F-4

Notes to Unaudited Condensed Consolidated Financial Statements	F-5

RECON TECHNOLOGY, LTD

UNaudited condensed Consolidated Balance Sheets

	June 30,	March 31,	March 31,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
		(As Restated)	(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	¥12,142,957	¥7,272,160	$1,106,857
Trade accounts receivable, net	89,425,990	56,161,167	8,547,993
Other receivables, net	12,850,547	11,653,361	1,773,696
Purchase advances	46,551,402	14,146,956	2,153,233
Prepaid expenses	766,638	1,228,887	187,042
Inventories	13,150,911	21,606,285	3,288,578
Deferred tax assets	275,960	350,405	53,333
Total Current Assets	175,164,405	112,419,221	17,110,732

Other receivables	-	12,971,481	1,974,319
Property and equipment, net	1,482,881	1,190,091	181,137
Total Assets	¥176,647,286	¥126,580,793	$19,266,188

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	¥16,536,796	¥8,754,808	$1,332,523
Other payables	3,096,309	1,625,674	247,435
Deferred income	4,267,711	2,801,850	426,455
Advances from customers	439,761	-	-
Accrued payroll and employees' welfare	360,540	117,562	17,893
Accrued expenses	290,803	313,747	47,754
Taxes payable	20,203,104	7,889,583	1,200,831
Short-term bank loan	-	5,000,000	761,023
Short-term borrowings	5,024,881	3,888,932	591,914
Short-term borrowings - related parties	7,343,457	1,044,605	158,994
Total Current Liabilities	¥57,563,362	¥31,436,761	$4,784,822

Commitments and Contingencies

Equity
Ordinary shares (U.S. $0.0185 par value, 25,000,000 shares authorized; 3,951,811 shares issued and outstanding)	¥529,979	¥529,979	$80,665
Additional paid-in capital	69,257,098	65,594,756	9,983,829
Appropriated retained earnings	3,755,503	2,347,972	357,372
Unappropriated retained earnings	36,034,500	20,295,652	3,089,093
Accumulated other comprehensive loss	(76,997)	(142,747)	(21,728)
Total Controlling Shareholders’ Equity	109,500,083	88,625,612	13,489,231
Non-controlling interest	9,583,841	6,518,420	992,135
Total Equity	119,083,924	95,144,032	14,481,366
Total Liabilities and Equity	¥176,647,286	¥126,580,793	$19,266,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

UNaudited condensed Consolidated Statements of operations and

Comprehensive Income (loss)

	For the Nine Months ended March 31,			For the Three Months ended March 31,
	2010	2011	2011	2010	2011	2011
	RMB	RMB	U.S. Dollars	RMB	RMB	U.S. Dollars
		(As Restated)	(As Restated)		(As Restated)	(As Restated)
Revenues
Hardware	¥90,932,348	¥60,633,545	$9,228,710	¥24,578,963	¥8,761,599	$1,333,556
Services	7,675,214	2,111,111	321,321	1,709,402	-	-
Software	226,495	-	-	-	-	-
Total revenues	98,834,057	62,744,656	9,550,031	26,288,365	8,761,599	1,333,556

Cost of revenues	56,007,688	41,894,738	6,376,576	14,538,530	7,321,069	1,114,301
Gross profit	42,826,369	20,849,918	3,173,455	11,749,835	1,440,530	219,255

Selling and distribution expenses	7,557,188	6,502,942	989,778	1,534,090	1,427,471	217,268
General and administrative expenses	9,803,491	26,604,362	4,049,308	3,337,591	3,300,181	502,303
Operating expenses	17,360,679	33,107,304	5,039,086	4,871,681	4,727,652	719,571

Income (loss) from operations	25,465,690	(12,257,386)	(1,865,631)	6,878,153	(3,287,122)	(500,315)

Subsidy income	1,178,034	792,545	120,629	20,000	341,025	51,906
Interest income	5,693	2,082	317	(79)	1,675	255
Interest expense	(110,075)	(428,310)	(65,191)	(32,762)	(102,841)	(15,653)
Other income	471,914	291,030	44,296	389,668	285,971	43,525
Loss on deconsolidation	-	(8,989,614)	(1,368,261)	-	-	-
Net income (loss) before income tax	27,011,256	(20,589,653)	(3,133,841)	7,254,979	(2,761,292)	(420,282)

Provision (benefit) for income tax	7,189,566	713,912	108,661	2,082,801	(290,173)	(44,166)
Net income (loss)	19,821,690	(21,303,565)	(3,242,502)	5,172,178	(2,471,119)	(376,116)
Net (income) loss attributable to non-controlling interest	(2,318,767)	(541,733)	(82,454)	(647,827)	459,510	69,940
Net income (loss) attributable to ordinary shareholders	¥17,502,923	¥(21,845,298)	$(3,324,956)	¥4,524,351	¥(2,011,609)	$(306,176)

Net income (loss)	¥19,821,690	¥(21,303,565)	$(3,242,502)	¥5,172,178	¥(2,471,119)	$(376,116)
Other comprehensive income (loss)
Foreign currency translation adjustment	119,992	(181,807)	(27,671)	119,992	(11,627)	(1,770)
Comprehensive income (loss)	19,941,682	(21,485,372)	(3,270,173)	5,292,170	(2,482,746)	(377,886)
Comprehensive (income) loss attributable to non-controlling interests	(2,330,766)	(523,552)	(79,687)	(659,826)	460,673	70,117
Comprehensive income (loss) attributable to ordinary shareholders	¥17,610,916	¥(22,008,924)	$(3,349,860)	¥4,632,344	¥(2,022,073)	$(307,769)

Earnings (loss) per ordinary share - basic	¥4.66	¥(5.53)	$(0.84)	¥1.14	¥(0.51)	$(0.08)
Earnings (loss) per ordinary share - diluted	¥4.65	¥(5.53)	$(0.84)	¥1.13	¥(0.51)	$(0.08)
Weighted average shares - basic	3,753,350	3,951,811	3,951,811	3,951,811	3,951,811	3,951,811
Weighted average shares - diluted	3,763,408	3,951,811	3,951,811	4,002,298	3,951,811	3,951,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

unaudited condensed Consolidated Statements of Cash Flows

	For the Nine Months ended March 31,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Cash flows from operating activities:
Net income (loss)	¥19,821,690	¥(21,303,565)	$(3,242,502)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on deconsolidation	-	8,989,614	1,368,261
Depreciation and amortization	263,036	278,532	42,394
Stock based payment	1,178,701	1,138,264	173,249
Provision for doubtful accounts	-	14,770,110	2,248,080
Deferred tax provision (benefit)	1,329,433	(78,216)	(11,905)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(36,187,204)	8,321,735	1,266,607
Other receivables, net	(4,009,876)	1,791,606	272,691
Purchase advances, net	(33,963,030)	12,431,484	1,892,130
Prepaid expenses	(778,507)	(482,249)	(73,401)
Inventories	(2,442,053)	(22,317,528)	(3,396,832)
Trade accounts payable	1,791,401	(2,313,421)	(352,114)
Other payables	914,198	(1,625,176)	(247,359)
Deferred income	1,822,916	(1,414,636)	(215,314)
Advances from customers	(884,565)	(439,761)	(66,934)
Accrued payroll and employees' welfare	(96,439)	(216,498)	(32,952)
Accrued expenses	31,676	22,944	3,492
Taxes payable	9,701,746	(2,533,854)	(385,664)
Net cash used in operating activities	(41,506,877)	(4,980,615)	(758,073)

Cash flows from investing activities:
Purchases of property and equipment	(371,162)	(147,449)	(22,442)
Proceeds from sale of property and equipment	320	-	-
Effect on cash due to deconsolidating VIE	-	(2,256,305)	(343,420)
Net cash used in investing activities	(370,842)	(2,403,754)	(365,862)

Cash flows from financing activities:
Proceeds from stock issuance	60,209,057	-	-
Proceeds from short-term loan	-	5,000,000	761,023
Proceeds from (repayments of) short-term borrowing	459,089	(1,135,949)	(172,897)
Repayments of short-term borrowing - related party	803,280	(1,243,964)	(189,337)
Net cash provided by financing activities	61,471,426	2,620,087	398,789

Effect of exchange rate fluctuation on cash and cash equivalents	(28,514)	(106,515)	(16,212)
			-
Net increase (decrease) in cash and cash equivalents	19,565,192	(4,870,797)	(741,358)
Cash and cash equivalents at beginning of period	2,727,735	12,142,957	1,848,215
Cash and cash equivalents at end of period	¥22,292,927	¥7,272,160	$1,106,857

Supplemental cash flow information
Cash paid during the period for interest	¥-	¥48,000	$7,306
Cash paid during the period for taxes	¥98,834	¥2,331,706	$354,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 28, 2000, a Founder of the Company purchased a controlling interest in BHD which was organized under the laws of the PRC on June 29, 1999.Through December 15, 2010, the Founders held 67.5% ownership in BHD. From December 16, 2010 to March 31, 2011, Messers. Yin Shenping and Chen Guangqiang held 79.99% ownership interest of BHD. BHD is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest are the remaining amount (10%).

On July 4, 2003, Nanjing Recon was organized under the laws of the PRC. On August 27, 2007, the Founders of the Company purchased a majority ownership of Nanjing Recon from a related party who was a majority owner of Nanjing Recon. Through December 15, 2010, the Founders held 80% ownership interest in Nanjing Recon. From December 16, 2010 to March 31, 2011, Messers. Yin Shenping and Chen Guangqiang held 80% ownership interest of Nanjing Recon. Nanjing Recon is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest are the remaining amount (10%).

On January 21, 2003, ENI was organized under the laws of the PRC. Founders of the Company owned a controlling interest of ENI through December 15, 2010 by holding 80% ownership interest in ENI. However, from December 16, 2010 to March 31, 2011, the Founders did not own any interest in ENI. On December 16, 2010 in light of the change of the ownership in ENI, the Company ceased to have the power to direct the activities of ENI which most significantly impact its economic performance as of that date. As a result, ENI ceased to be a VIE of the Company on December 16, 2010. Based on ASC Topic 810, ENI was combined and consolidated with the Company from January 1, 2008, the date of the exclusive agreements, through December 15, 2010 when the Company ceased to have control over ENI. From January 1, 2008 through December 15, 2010, the Company allocated profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest were the remaining amount (10%).

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RESTATEMENT OF PREVIOUSLY REPORTED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its quarterly unaudited condensed consolidated financial statements as of and for the period ended March 31, 2011. The determination to restate the aforementioned unaudited condensed consolidated financial statements was made by the Audit Committee of the Company on December 6, 2011, which concluded that the unaudited condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q as of and for the three and nine months ended March 31, 2011 (the “Original Filing”), should no longer be relied upon.

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

The general nature and scope of the adjustments are summarized as follows:

(1)	Adjustment to deconsolidate ENI —- The Company has followed the guidance on deconsolidation of a variable interest entity in accordance with ASC 810, and accounted for the deconsolidation of ENI by recognizing the related loss on deconsolidation in its net income attributable to the Company, which is measured as the difference between:

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

(2)	Adjustment to correct an overstatement of reported revenue —-Based on information that was made available to management subsequent to the Original Filing for the quarter ended March 31, 2011, the Company realized that there was a double-counting of revenues from 3 specific contracts which amounted to RMB 5,191,897. The double-counting was caused by an input error that was not detected during the normal course of the quarter book close. To determine the nature and extent of this accounting error, the Company performed a thorough review of all revenues recognized during the quarter and concluded that the error identified was a mistake which resulted in the overstatement of the Company’s reported revenue, tax payable and accounts receivable as of March 31, 2011. To correct the overstatement, the Company recorded an adjustment in this Form 10Q to reduce revenue by RMB 5,191,897; reduce imposed value-added tax of RMB 882,663; and reduce the reported accounts receivable by RMB 6,074,520.

The following tables present the adjustments due to the restatements made herein of the Company’s previously issued unaudited condensed consolidated balance sheet as of March 31, 2011, statement of operations and comprehensive income (loss) for the three and nine months ended March 31, 2011, and statement of cash flows for the nine months ended March 31, 2011.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Unaudited Condensed Consolidated Balance Sheet

	March 31, 2011
	As Previously	Effect of		As	As
	Reported	Restatement		Restated	Restated
	RMB	RMB	Note	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥16,620,761	(9,348,601)	(1)	¥7,272,160	$1,106,857
Trade accounts receivable, net	83,080,495	(26,919,328)	(1)(2)	56,161,167	8,547,993
Other receivables, net	17,794,691	(6,141,330)	(1)	11,653,361	1,773,696
Purchase advances	16,878,362	(2,731,406)	(1)	14,146,956	2,153,233
Prepaid expenses	1,228,887	-		1,228,887	187,042
Inventories	37,644,403	(16,038,118)	(1)	21,606,285	3,288,578
Deferred tax assets	2,061,711	(1,711,306)	(1)	350,405	53,333
Total Current Assets	175,309,310	(62,890,089)		112,419,221	17,110,732

Other receivables	-	12,971,481	(1)	12,971,481	1,974,319
Property and equipment, net	1,326,526	(136,435)	(1)	1,190,091	181,137
Total Assets	¥176,635,836	(50,055,043)		¥126,580,793	$19,266,188

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	¥14,859,767	(6,104,959)	(1)	¥8,754,808	$1,332,523
Other payables	2,589,053	(963,379)	(1)	1,625,674	247,435
Deferred income	2,853,075	(51,225)	(1)	2,801,850	426,455
Accrued payroll and employees' welfare	117,562	-		117,562	17,893
Accrued expenses	313,747	-		313,747	47,754
Taxes payable	21,369,588	(13,480,005)	(1)	7,889,583	1,200,831
Short-term bank loan	5,000,000	-		5,000,000	761,023
Short-term borrowings	3,913,820	(24,888)	(1)	3,888,932	591,914
Short-term borrowings - related parties	3,274,605	(2,230,000)	(1)	1,044,605	158,994
Total Current Liabilities	¥54,291,217	(22,854,456)		¥31,436,761	$4,784,822

Commitments and Contingencies

Equity
Ordinary shares (U.S. $0.0185 par value, 25,000,000 shares authorized; 3,951,811 shares issued and outstanding)	¥529,979	-		¥529,979	$80,665
Additional paid-in capital	70,394,755	(4,799,999)	(1)	65,594,756	9,983,829
Appropriated retained earnings	4,396,641	(2,048,669)	(1)	2,347,972	357,372
Unappropriated retained earnings	36,678,269	(16,382,617)	(1)	20,295,652	3,089,093
Accumulated other comprehensive loss	(128,472)	(14,275)	(1)	(142,747)	(21,728)
Total Controlling Shareholders’ Equity	111,871,172	(23,245,560)		88,625,612	13,489,231
Non-controlling interest	10,473,447	(3,955,027)	(1)	6,518,420	992,135
Total Equity	122,344,619	(27,200,587)		95,144,032	14,481,366
Total Liabilities and Equity	¥176,635,836	(50,055,043)		¥126,580,793	$19,266,188

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

	For the Nine Months ended March 31, 2011
	As Previously	Effect of		As	As
	Reported	Restatement		Restated	Restated
	RMB	RMB	Note	RMB	U.S. Dollars
Revenues
Hardware	¥77,754,951	(17,121,406)	(1)(2)	¥60,633,545	$9,228,710
Services	2,111,111	-		2,111,111	321,321
Total revenues	79,866,062	(17,121,406)		62,744,656	9,550,031

Cost of revenues	50,332,089	(8,437,351)	(1)	41,894,738	6,376,576
Gross profit	29,533,973	(8,684,055)		20,849,918	3,173,455

Selling and distribution expenses	6,545,509	(42,567)	(1)	6,502,942	989,778
General and administrative expenses	19,908,120	6,696,242	(1)	26,604,362	4,049,308
Operating expenses	26,453,629	6,653,675		33,107,304	5,039,086

Income (loss) from operations	3,080,344	(15,337,730)		(12,257,386)	(1,865,631)

Subsidy income	792,545	-		792,545	120,629
Interest income	5,974	(3,892)	(1)	2,082	317
Interest expense	(426,339)	(1,971)	(1)	(428,310)	(65,191)
Other income	289,605	1,425	(1)	291,030	44,296
Loss on deconsolidation	-	(8,989,614)	(1)	(8,989,614)	(1,368,261)
Net income (loss) before income tax	3,742,129	(24,331,782)		(20,589,653)	(3,133,841)

Provision (benefit) for income tax	1,561,897	(847,985)	(1)(2)	713,912	108,661
Net income (loss)	2,180,232	(23,483,797)		(21,303,565)	(3,242,502)
Net (income) loss attributable to non-controlling interest	(895,325)	353,592	(1)	(541,733)	(82,454)
Net income (loss) attributable to ordinary shareholders	¥1,284,907	(23,130,205)		¥(21,845,298)	$(3,324,956)

Net income (loss)	¥2,180,232	(23,483,797)		¥(21,303,565)	$(3,242,502)
Other comprehensive income (loss)
Foreign currency translation adjustment	(57,194)	(124,613)		(181,807)	(27,671)
Comprehensive income (loss)	2,123,038	(23,608,410)		(21,485,372)	(3,270,173)
Comprehensive (income) loss attributable to non-controlling interests	(889,606)	366,054		(523,552)	(79,687)
Comprehensive income (loss) attributable to ordinary shareholders	¥1,233,432	(23,242,356)		¥(22,008,924)	$(3,349,860)

Earnings (loss) per ordinary share - basic	¥0.33	(5.85)		¥(5.53)	$(0.84)
Earnings (loss) per ordinary share - diluted	¥0.33	(5.85)		¥(5.53)	$(0.84)
Weighted average shares - basic	3,951,811			3,951,811	3,951,811
Weighted average shares - diluted	3,951,811			3,951,811	3,951,811

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

	For the Three Months ended March 31, 2011
	As Previously	Effect of		As	As
	Reported	restatement		Restated	Restated
	RMB	RMB	Note	RMB	U.S. Dollars
Revenues
Hardware	¥11,108,566	(2,346,967)	(1)(2)	¥8,761,599	$1,333,556
Total revenues	11,108,566	(2,346,967)		8,761,599	1,333,556

Cost of revenues	9,123,575	(1,802,506)	(1)	7,321,069	1,114,301
Gross profit	1,984,991	(544,461)		1,440,530	219,255

Selling and distribution expenses	1,449,192	(21,721)	(1)	1,427,471	217,268
General and administrative expenses	8,183,056	(4,882,875)	(1)	3,300,181	502,303
Operating expenses	9,632,248	(4,904,596)		4,727,652	719,571

Income (loss) from operations	(7,647,257)	4,360,135		(3,287,122)	(500,315)

Subsidy income	341,025	-		341,025	51,906
Interest income	1,035	640	(1)	1,675	255
Interest expense	(99,543)	(3,298)	(1)	(102,841)	(15,653)
Other income	284,546	1,425	(1)	285,971	43,525
Net income (loss) before income tax	(7,120,194)	4,358,902		(2,761,292)	(420,282)

Provision (benefit) for income tax	174,898	(465,071)	(1)(2)	(290,173)	(44,166)
Net income (loss)	(7,295,092)	4,823,973		(2,471,119)	(376,116)
Net (income) loss attributable to non-controlling interest	(89,198)	548,708	(1)	459,510	69,940
Net income (loss) attributable to ordinary shareholders	¥(7,384,290)	5,372,681		¥(2,011,609)	$(306,176)

Net income (loss)	¥(7,295,092)	4,823,973		¥(2,471,119)	$(376,116)
Other comprehensive income (loss)
Foreign currency translation adjustment	(15,671)	4,044		(11,627)	(1,770)
Comprehensive income (loss)	(7,310,763)	4,828,017		(2,482,746)	(377,886)
Comprehensive (income) loss attributable to non-controlling interests	(87,631)	548,304		460,673	70,117
Comprehensive income (loss) attributable to ordinary shareholders	¥(7,398,394)	5,376,321		¥(2,022,073)	$(307,769)

Earnings (loss) per ordinary share - basic	¥(1.87)	1.36		¥(0.51)	$(0.08)
Earnings (loss) per ordinary share - diluted	¥(1.87)	1.36		¥(0.51)	$(0.08)
Weighted average shares - basic	3,951,811			3,951,811	3,951,811
Weighted average shares - diluted	3,951,811			3,951,811	3,951,811

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Unaudited Condensed Consolidated Statement of Cash Flows

	For the Nine Months ended March 31, 2011
	As Previously	Effect of		As	As
	Reported	Restatement		Restated	Restated
	RMB	RMB	Note	RMB	U.S. Dollars
Cash flows from operating activities:
Net income (loss)	¥2,180,232	(23,483,797)	(1)(2)	¥(21,303,565)	$(3,242,502)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on deconsolidation	-	8,989,614	(1)	8,989,614	1,368,261
Depreciation and amortization	303,804	(25,272)	(1)	278,532	42,394
Stock based payment	1,138,264	-		1,138,264	173,249
Provision for doubtful accounts	7,937,870	6,832,240	(1)	14,770,110	2,248,080
Deferred tax provision (benefit)	(1,785,751)	1,707,535	(1)	(78,216)	(11,905)
Changes in operating assets and liabilities:
Trade accounts receivable, net	6,345,495	1,976,240	(1)(2)	8,321,735	1,266,607
Other receivables, net	(11,774,622)	13,566,228	(1)	1,791,606	272,691
Purchase advances, net	30,275,498	(17,844,014)	(1)	12,431,484	1,892,130
Prepaid expenses	(462,249)	(20,000)	(1)	(482,249)	(73,401)
Inventories	(24,493,492)	2,175,964	(1)	(22,317,528)	(3,396,832)
Deferred tax assets	(1,785,751)	1,785,751	(1)	-
Trade accounts payable	(1,677,029)	(636,392)	(1)	(2,313,421)	(352,114)
Other payables	(507,256)	(1,117,920)	(1)	(1,625,176)	(247,359)
Deferred income	(1,414,636)	-		(1,414,636)	(215,314)
Advances from customers	(439,761)	-		(439,761)	(66,934)
Accrued payroll and employees' welfare	(242,978)	26,480	(1)	(216,498)	(32,952)
Accrued expenses	22,944	-		22,944	3,492
Taxes payable	1,166,484	(3,700,338)	(1)(2)	(2,533,854)	(385,664)
Net cash provided by (used in) operating activities	4,787,066	(9,767,681)		(4,980,615)	(758,073)

Cash flows from investing activities:
Purchases of property and equipment	(147,449)	-		(147,449)	(22,442)
Effect on cash due to deconsolidating VIE	-	(2,256,305)	(1)	(2,256,305)	(343,420)
Net cash used in investing activities	(147,449)	(2,256,305)		(2,403,754)	(365,862)

Cash flows from financing activities:
Proceeds from short-term loan	5,000,000	-		5,000,000	761,023
Repayments of short-term borrowing	(1,111,061)	(24,888)	(1)	(1,135,949)	(172,897)
Repayments of short-term borrowing - related party	(4,068,852)	2,824,888	(1)	(1,243,964)	(189,337)
Net cash provided by (used in) financing activities	(179,913)	2,800,000		2,620,087	398,789

Effect of exchange rate fluctuation on cash and cash equivalents	18,100	(124,615)	(1)	(106,515)	(16,212)

Net increase (decrease) in cash and cash equivalents	4,477,804	(9,348,601)		(4,870,797)	(741,358)
Cash and cash equivalents at beginning of period	12,142,957	-		12,142,957	1,848,215
Cash and cash equivalents at end of period	¥16,620,761	(9,348,601)		¥7,272,160	$1,106,857

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying unaudited condensed consolidated financial statements have been expressed in Chinese Yuan. The unaudited condensed consolidated financial statements as of and for the three and nine months ended March 31, 2011, have been translated into United States dollars (“U.S. dollars”). The translation has been made at the rate of ¥6.5701 = US$1.00, the approximate exchange rate prevailing on March 31, 2011. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Long-Lived Assets - The Company applies ASC Topic 360-10 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset.

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

Subsidy Income - The Company received grants of ¥20,000 and ¥341,205 ($51,906) from the local government for the three months ended March 31, 2010 and 2011, respectively. The Company received grants of ¥1,178,034 and ¥792,545 ($120,629) from the local government for the nine months ended March 31, 2010 and 2011, respectively. Grants given by the government were to support local software companies’ operation and research and development. Grants related to research and development projects are recognized as subsidy income in the consolidated statements of operations when received. Grants in form of value-added-tax refund for software products are recognized when received.

Advertising Expenses - Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Company or a desire to buy the Company’s products and services, are expensed as incurred. The Company incurred no advertising expenses in each of the periods presented.

Share-Based Compensation- The Company accounts for share-based compensation in accordance with ASC Topic 718, Share-Based Payment. Under the fair value recognition provisions of this topic, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight–line basis over the requisite service period for the entire award. The Company has elected to recognize compensation expenses using the Binomial Lattice valuation model estimated at the grant date based on the award’s fair value.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following at June 30, 2010 and March 31, 2011:

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Trade accounts receivable	¥90,515,321	¥58,342,806	$8,880,048
Allowance for doubtful accounts	(1,089,331)	(2,181,639)	(332,055)
Trade accounts receivable, net	¥89,425,990	¥56,161,167	$8,547,993

The Company sold products and services to third-party and related parties during the normal course of business. Included in the above net trade accounts receivable was receivable from related parties (see table below).

	June 30, 2010	March 31, 2011	March 31, 2011
Related Party	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥24,461,800	¥32,699,357	$4,976,995
Beijing Aerda Oil Technology Co. Ltd.	-	3,235,301	492,428
Zhongjiyan Technology (Beijing) Co. Ltd	11,468,484	-	-
Total	¥35,930,284	¥35,934,658	$5,469,423

One of the Founders was a 14% minority owner of Beijing Yabei Nuoda Science and Technology Co. Ltd. (translated name, known herein as “Yabei Nuoda”) as of March 31, 2011. Such ownership in Yabei Nuoda was subsequently reduced to zero on November 29, 2011. The receivable from Yabei Nuoda was generated primarily from the sale of automation system and services based on written contracts.

One of the owners of BHD, a VIE of the Company, is a 2.06% minority owner of Beijing Aerda Oil Technology Co. Ltd. (translated name, known herein as “Aerda”). The receivable from Aerda was generated primarily from the sale of equipment for oil and gas production based on written contracts.

One of the owners of ENI, the Company’s previous VIE which was deconsolidated on December 16, 2010, and his wife collectively controlled Zhongjiyan Technology (Beijing) Co., Ltd, (translated name, known herein as “Zhongjiyan”). The receivable from Zhongjiyan was generated primarily from the sale of equipment for oil and gas production based on written contracts.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	OTHER RECEIVABLES, NET

Other receivables consisted of the following at June 30, 2010 and March 31, 2011:

	June 30, 2010	March 31, 2011	March 31, 2011
Current Portion	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Due from ENI	¥-	¥4,800,000	$730,582
Deposit for inventory purchase	7,930,268	-	-
Loans to third-parties	567,470	1,961,871	298,606
Loans to related parties (A)	3,156,512	4,383,000	667,113
Business advance to staff	1,186,807	502,798	76,528
Deposits for projects	80,000	79,600	12,115
Others	83,547	80,486	12,250
Allowance for doubtful accounts	(154,057)	(154,394)	(23,498)
Total	¥12,850,547	¥11,653,361	$1,773,696

	June 30, 2010	March 31, 2011	March 31, 2011
Non-Current Portion	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Due from ENI	¥-	¥12,971,481	$1,974,319
Total	¥-	¥12,971,481	$1,974,319

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

(A)	Loans to related parties consisted mainly of working capital advances to entities under common control. Such advances are due-on-demand and non-interest bearing.

	June 30, 2010	March 31, 2011	March 31, 2011
Related Party	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥-	¥620,000	$94,367
Beijing Aerda Oil Technology Co. Ltd.	-	3,692,600	562,031
Beijing Yuandaweiye Technology Development Co., Ltd.	3,086,112	-	-
Xiamen Huasheng Haitian Computer Network Co. Ltd.	70,400	70,400	10,715
Total	¥3,156,512	¥4,383,000	$667,113

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

One of the owners of ENI, the Company’s previous VIE which was deconsolidated on December 16, 2010, controlled Beijing Yuandaweiye Technology Development Co., Ltd. (translated name).

One of the Founders and his family member collectively owns 57% minority of Xiamen Huasheng Haitian Computer Co. Ltd. (translated name).

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

NOTE 6.	PURCHASE ADVANCES

Purchase advances consisted of the following at June 30, 2010 and March 31, 2011:

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Prepayment for inventory purchase	¥46,293,094	¥14,146,956	$2,153,233
Service fee	258,308	-	-
Purchase advances	¥46,551,402	¥14,146,956	$2,153,233

The Company purchased products and services from third-party and related parties during the normal course of business.

	June 30, 2010	March 30, 2011	March 30, 2011
Related Party	RMB	RMB	U.S. Dollars
Nanjing Youkong Information Technology Co., Ltd	¥325,628	¥663,628	$101,007
Raytheon Energy(Group) Co., Ltd	9,580,400	-	-
Total	¥9,906,028	¥663,628	$101,007

One of the Founders is a 20% owner of Nanjing Youkong Information Technology Co. Ltd.

One of the owners of ENI, the Company’s previous VIE which was deconsolidated on December 15, 2010, and his family member collectively controlled Raytheon Energy (Group) Co., Ltd.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	INVENTORIES

Inventories consisted of the following at June 30, 2010 and March 31, 2011:

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Finished goods	¥7,118,659	¥16,768,885	$2,552,303
Work in process	-	4,573,822	696,157
Purchased goods and raw materials	5,721,871	220,158	33,509
Small component parts	310,381	43,420	6,609
Total inventories	¥13,150,911	¥21,606,285	$3,288,578

NOTE 8.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2010 and March 31, 2011:

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Motor vehicles	¥1,796,955	¥1,838,720	$279,862
Office equipment and fixtures	450,715	234,473	35,688
Leasehold improvement	426,181	149,243	22,715
Total property and equipment	2,673,851	2,222,436	338,265
Less: Accumulated depreciation	(1,190,970)	(1,032,345)	(157,128)
Property and equipment, net	¥1,482,881	¥1,190,091	$181,137

Depreciation expense was ¥92,172 and ¥77,299 ($11,958) for the three months ended March 31, 2010 and 2011, respectively. Depreciation expense was ¥263,036 and ¥278,531 ($42,393) for the nine months ended March 31, 2010 and 2011, respectively.

NOTE 9.	OTHER PAYABLES

Other payables consisted of the following at June 30, 2010 and March 31, 2011:

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Service		¥939,895	$143,056
Freight		427,466	65,062
Due to ENI		148,000	22,527
Expenses paid by third-parties on behalf of Recon	¥194,361	110,313	16,790
Loans from third-party companies	2,183,965	-	-
Loans from third-party individuals	223,448	-	-
Rental	441,921	-	-
Others	52,614	-	-
Total other payables	¥3,096,309	¥1,625,674	$247,435

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loans from third-party companies were borrowed mainly for supplemental working capital by BHD in the amount of ¥1,100,000 and by Nanjing Recon in the amount of ¥1,083,965 as of June 30, 2010. These loans are due on demand bearing no interest. As of March 31, 2011, such loans were reclassified as short-term borrowings (due-on-demand borrowing) in Note 13.

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

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2010 and March 31, 2011, the balance of total statutory reserves was ¥3,755,503 and ¥2,347,972($357,372), respectively.

Stock-Based Awards Plan - In June 2009, the Board of Directors and the shareholders of the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the granting of stock options and restricted ordinary shares to employees, non-employee directors and consultants of the Company. Options granted under the 2009 Plan may be Incentive Stock Options or Non-statutory Stock Options. Non-employee directors and Consultants are not eligible to receive the award of an Incentive Stock Option. The Compensation Committee of the Board of Director is entitled to establish the term, vesting conditions and exercise price of the options as well as the vesting conditions and transferability of restricted shares. Under the 2009 Plan, 790,362 unissued ordinary shares have been reserved for issuance. As discussed in Note 19, under the 2009 Plan, the Company granted options to purchase 293,000 of ordinary shares to its employees and non-employee directors on July 29, 2009 and 170,000 warrants to placement agent.

On December 31, 2010, the Company held the annual board meeting and accepted resignation of some directors. Based on the Company’s stock incentive plan, no options may be exercised more than 3 months after termination of employment. Since those directors left at the time of the annual meeting in December 2010, their options had expired as of March 31, 2011. Thus, 100,000 options were forfeited and reallocated back into the Company’s incentive pool.

NOTE 11.	INCOME TAX

The Company is not subject to any income taxes in the United States or the Cayman Islands and had minimal operations in jurisdictions other than the PRC. BHD and Nanjing Recon are subject to PRC’s income taxes as PRC domestic companies. Implementing Rules for the Enterprise Income Tax Law (“Implementing Rules”) which took effect on January 1, 2008, unified the income tax rate for domestic-invested and foreign-invested enterprises at 25%.

Thus for the calendar year 2009, Nanjing Recon is subject to an income tax rate of 25%. For calendar year 2010, the Company reapplied for hi-tech approval and has passed all relevant review. Thus, for the calendar year 2010, Nanjing Recon is subject to an income tax rate of 15%.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November 25, 2009 and is subject to an income tax rate of 15% for calendar year 2010. This qualification certificate will stay effective until the certificate matures in 2012.

Deferred tax assets are comprised of the following:

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Allowance for doubtful receivables	¥275,960	¥350,405	$53,333
Total deferred income tax assets	¥275,960	¥350,405	$53,333

Following is a reconciliation of income tax at the calculated statutory rates:

	For the three months ended March 31, 2010	For the three months ended March 31, 2011	For the three months ended March 31, 2011
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Income tax calculated at statutory rates	¥2,233,449	¥(364,461)	$(55,473)
Nondeductible expenses (non-taxable income)	-	7,337	1,117
Benefit of favorable rate for high-technology companies	503,223	118,105	17,976
Benefit of operating loss carry forwards	(653,871)	-	-
Benefit of revenue exempted from enterprise income tax		(51,154)	(7,786)
Provision (benefit) for income tax	¥2,082,801	¥(290,173)	$(44,166)

	For the nine months ended March 31, 2010	For the nine months ended March 31, 2011	For the nine months ended March 31, 2011
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Income tax calculated at statutory rates	¥7,994,081	¥1,421,895	$216,419
Nondeductible expenses (non-taxable income)	-	7,337	1,117
Benefit of favorable rate for high-technology companies	(150,646)	(596,438)	(90,781)
Benefit of operating loss carry forwards	(653,869)	-	-
Benefit of revenue exempted from enterprise income tax	-	(118,882)	(18,094)
Provision for income tax	¥7,189,566	¥713,912	$108,661

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income tax is comprised of the following:

	For the three months ended March 31, 2010	For the three months ended March 31, 2011	For the three months ended March 31, 2011
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Current income tax	¥9,697,717	¥(213,531)	$(32,500)
Deferred income tax	(7,614,916)	(76,642)	(11,666)
Provision (benefit) for income tax	¥2,082,801	¥(290,173)	$(44,166)

	For the nine months ended March 31, 2010	For the nine months ended March 31, 2011	For the nine months ended March 31, 2011
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Current income tax	¥10,884,224	¥792,128	$120,566
Deferred income tax	(3,694,658)	(78,216)	(11,905)
Provision for income tax	¥7,189,566	¥713,912	$108,661

NOTE 12.	SHORT-TERM BANK LOAN

Short-term bank loan consisted of the following:

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Beijing Bank, with a floating interest rate from 5.56% to 6.06% annually (paid off on December 22, 2011)	¥-	¥5,000,000	$761,023
Total short-term bank loan	¥-	¥5,000,000	$761,023

The interest expenses for short-term bank loan were ¥0 and ¥73,068 ($11,121) for the three months ended March 31, 2010 and 2011, respectively, and were ¥0 and ¥73,068 ($11,121) for the nine months ended March 31, 2010 and 2011, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	SHORT-TERM BORROWINGS

Short-term borrowings are generally extended upon maturity and they consisted of the following:

	June 30, 2010	March 31, 2011	March 31, 2011
Short-term borrowings due to	RMB	RMB	U.S. Dollars
non-related parties:		(As restated)	(As restated)
Due-on-demand borrowing, no interest	¥1,224,888	¥1,908,665	$290,508
Short-term borrowings, no interest, matures on October 22, 2010 and 2011, respectively	140,000	236,981	36,070
Short-term borrowing, 6% annual interest, matures on November 10, 2010 and 2011, respectively	960,000	1,017,600	154,883
Short-term borrowing, 6% annual interest, matures on December 9, 2010 and 2011, respectively	212,911	225,686	34,350
Short-term borrowings, no interest, matures on Dec. 27, 2010	411,500	-	-
Short-term borrowings, no interest, matures on May 24, 2011	1,575,582	-	-
Short-term borrowings, interest at 1.2% per month, matures on May 19, 2010 and 2011, respectively	500,000	500,000	76,103
Total short-term borrowings due to non-related parties	¥5,024,881	¥3,888,932	$591,914

The interest expenses for short-term borrowings due to non-related parties are ¥21,256 and ¥64,668 ($9,843) for the three months ended March 31, 2010 and 2011, respectively, and are ¥54,278 and ¥137,967 ($20,999) for the nine months ended March 31, 2010 and 2011, respectively.

	June 30, 2010	March 31, 2011	March 31, 2011
Short-term borrowings due to	RMB	RMB	U.S. Dollars
related parties:		(As restated)	(As restated)
Due-on-demand borrowings from Founders, no interest	¥376,377	¥179,583	$27,333
Short-term borrowing from a Founder's family member, 6% annual interest, matures on May 4, 2010 and 2011, respectively	204,495	216,765	32,993
Short-term borrowing from a Founder's family member, no interest, matures on November 15, 2011	-	50,000	7,611
Short-term borrowing from a Founder's family member, 6% annual interest, matures on December 9, 2010 and 2011, respectively	44,605	47,281	7,196
Short-term borrowings from a Founder's family member, 6% annual interest, matures on December 31, 2010	6,200,000	-	-
Short-term borrowings from management, 6% annual interest, matures on December 8, 2010 and 2011, respectively	517,980	550,976	83,861
Total short-term borrowings due to related parties	¥7,343,457	¥1,044,605	$158,994

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interest expenses for short-term borrowings due to related parties are ¥11,506 and ¥34,875 ($5,308) for the three months ended March 31, 2010 and 2011, respectively, and are ¥78,001 and ¥290,343 ($44,192 for the nine months ended March 31, 2010 and 2011, respectively.

NOTE 14.	NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2010
	ENI	BHD	Nanjing Recon	Total	Total
	RMB	RMB	RMB	RMB	U.S. Dollar
Paid-in capital	¥1,200,000	¥1,651,000	¥200,000	¥3,051,000	$448,110
Unappropriated retained earnings	2,392,177	1,925,052	2,224,168	6,541,397	960,755
Accumulated other comprehensive loss	(3,204)	(3,190)	(2,162)	(8,556)	(1,257)
Total non-controlling interest	¥3,588,973	¥3,572,862	¥2,422,006	¥9,583,841	$1,407,608

	As of March 31, 2011 (as restated)
	ENI	BHD	Nanjing Recon	Total	Total
	RMB	RMB	RMB	RMB	U.S. Dollar
Paid-in capital	¥-	¥1,651,000	¥200,000	¥1,851,000	$281,732
Unappropriated retained earnings	-	2,466,785	2,224,168	4,690,953	713,985
Accumulated other comprehensive loss	-	(13,984)	(9,549)	(23,533)	(3,582)
Total non-controlling interest	¥-	¥4,103,801	¥2,414,619	¥6,518,420	$992,135

NOTE 15.	CONCENTRATIONS

For the three months ended March 31, 2010, the largest two customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented 41.32% and 22.22% of the Company’s revenue. For the three months ended March 31, 2011, these two largest customers accounted for 34.7% and 0% of its revenue.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2010, these two largest customers represented 47.37% and 36.87% of the Company’s revenue. For the nine months ended March 31, 2011, these two largest customers accounted for 37.52% and 8.34% of its revenue. The Company provided services directly to these two largest customers, but did not sign any contracts directly with them. Instead, the Company entered into contracts with agents representing the customers.

For the three and nine months ended March 31, 2010 and 2011, no suppliers accounted for 10% or more of its total purchases.

NOTE 16.	COMMITMENTS AND CONTINGENCIES

(a)	Office Leases

The Company leased offices for its VIEs in Beijing, Nanjing and Jining through December 31, 2012, July 9, 2012 and June 30, 2012, respectively. Below is a summary of the Company’s contractual obligations and commitments as of March 31, 2011:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 years
Operating lease	$139,115	$126,178	$12,937	-

(b)	Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of March 31, 2011, the Company estimated its severance payments of approximately ¥819,800 ($124,777) which has not been reflected in its consolidated financial statements, as the probability of payment is remote.

NOTE 17.	RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – The Company had sales to related parties which are entities under common ownership. Below is a summary of sales to related parties for the three and nine months ended March 31, 2011.

	For the Three Months ended
	March 31, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥12,520,000	¥3,289,308	$500,648
Beijing Aerda Oil Technology Co. Ltd.	1,948,462	594,570	90,496
Zhongjiyan Technology (Beijing) Co. Ltd.	5,987,863	-	-
Total	¥20,456,325	¥3,883,878	$591,144

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Nine Months ended
	March 31, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥22,520,000	¥12,682,470	$1,930,331
Beijing Aerda Oil Technology Co. Ltd.	2,601,111	2,851,156	433,960
Zhongjiyan Technology (Beijing) Co. Ltd.	7,740,000	4,365,812	660,306
Total	¥32,861,111	¥19,899,438	$3,024,597

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

Short-term borrowings from related parties - The Company borrowed ¥7,343,457 and ¥1,044,605 ($158,994) from the Founders, their family members and senior officials as of June 30 and March 31, 2011, respectively. For the specific terms and interest rates of the loans, please see Note 13.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥30.17 ($4.42) per share. Compensation expense recorded for the three months ended March 31, 2010 and 2011 was ¥442,013 and ¥268,180 ($40,818), and ¥1,178,701 and ¥1,138,264 ($173,249) for the nine months ended March 31, 2010 and 2011, respectively.

As of March 31, 2011, 100,000 options were forfeited and reallocated to incentive pool (see Note 11); options to purchase 193,000 of ordinary shares were outstanding, 58,600 of them are vested under the 2009 Plan and no granted stock options were exercised.

Placement Agent Warrants - As discussed in Note 10, the Company completed its IPO on July 29, 2009, and the gross proceeds received by the Company for the offering were $10,200,000 (1,700,000 ordinary shares at $6.00 per share) before the cash offering costs of ¥9,651,771 ($1,412,896).

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

The Company had 170,000 of granted placement agent warrants as of March 31, 2011 and no warrants were exercised during the nine months then ended.

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

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period. Diluted income per share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares, ordinary shares equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options and warrants (using the treasury stock method).  However, the effect from options and warrants would have been anti-dilutive due to the fact that the weighted average exercise price per share of options and warrants is higher than the weighted average market price per share of the ordinary shares during the three months and nine months ended March 31, 2011.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months ended March 31,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Basic weighted average ordinary shares outstanding	3,951,811	3,951,811	3,951,811
Effect of options and warrants	50,487	-	-
Diluted weighted average ordinary shares outstanding	4,002,298	3,951,811	3,951,811
Net income (loss) attributable to ordinary shareholders	¥4,524,351	¥(2,011,609)	$(306,176)
Basic earnings (loss) per share	¥1.14	¥(0.51)	$(0.08)
Diluted earnings (loss) per share	¥1.13	¥(0.51)	$(0.08)

	For the Nine Months ended March 31,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
Basic weighted average ordinary shares outstanding	3,753,350	3,951,811	3,951,811
Effect of options and warrants	10,058	-	-
Diluted weighted average ordinary shares outstanding	3,763,408	3,951,811	3,951,811
Net income (loss) attributable to ordinary shareholders	¥17,502,923	¥(21,845,298)	$(3,324,956)
Basic earnings (loss) per share	¥4.66	¥(5.53)	$(0.84)
Diluted earnings (loss) per share	¥4.65	¥(5.53)	$(0.84)

NOTE 20.	Variable Interest Entities

The Company reports VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the consolidated financial statements, except for ENI which was consolidated only through December 15, 2010 as indicated in Note 2 to the accompanying unaudited condensed consolidated financial statements.

Summary information regarding consolidated VIEs is as follows:

	June 30, 2010	March 31, 2011	March 31, 2011
	RMB	RMB	U.S. Dollars
		(As restated)	(As restated)
ASSETS
Current assets
Cash and cash equivalents	¥4,689,773	¥4,892,541	$744,668
Trade accounts receivable, net	89,425,990	56,161,167	8,547,993
Purchase advances	46,296,079	14,146,956	2,153,233
Other assets	26,530,217	30,058,039	4,574,974
Total Current Assets	¥166,942,059	¥105,258,703	$16,020,868

Non-current assets	1,748,151	1,531,357	233,079
Total Assets	¥168,690,210	¥106,790,060	$16,253,947

LIABILITIES
Trade accounts payable	¥16,536,796	¥8,754,808	$1,332,524
Taxes payable	20,203,104	7,735,854	1,177,433
Other liabilities	20,629,101	43,131,713	6,564,849
Total current liabilities	¥57,369,001	¥59,622,375	$9,074,806
Total Liabilities	¥57,369,001	¥59,622,375	$9,074,806

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial performance of VIEs reported in the consolidated income statement is for the three months ended March 31, 2011, including revenues of ¥8,761,599 ($1,333,556), operating expenses of ¥7,069,264 ($1,075,335), other expense of ¥404,327 ($61,540) and net loss before allocation to non-controlling interests of ¥4,463,958 ($678,796).

The financial performance of VIEs reported in the consolidated income statement is for the nine months ended March 31, 2011, including revenues of ¥62,744,656 ($9,550,031), operating expenses of ¥25,845,004($3,933,091), other income of ¥657,347 ($100,051) and net loss before allocation to non-controlling interests of ¥15,006,733($2,283,455).

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	The section entitled “Use of Proceeds” from our registration statement filed on August 12, 2008, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is July 22, 2009, and the Commission file number assigned to the Registration Statement is 333-152964. The Registration Statement registers the offering of up to 1,700,000 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the Offering”). As of March 31, 2011, the Company has spent proceeds from the Offering in accordance with the following chart:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through March 31, 2011
Product Research and development	$1,273,024	$166,425
Acquisition and business development in oil-field industry in China and globally	4,073,675	4,200,000
Sarbanes-Oxley compliance	424,341	0
Fixed asset purchases	442,341	0
Employee training	169,736	6,639
General working capital	2,121,706	1,350,261
Due from former VIE	—	2,600,000
Total	$8,504,823	$8,323,325

(c)	None

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

II-1

Item 6.	Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document
3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.33	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.34	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.35	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Li Hongqi (1)

10.36	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.37	Operating Agreement among Recon Technology (Jining) Co. Ltd., Jining ENI Energy Technology Co., Ltd., and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.38	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

21.1	Subsidiaries of the Registrant (2)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed on January 31, 2012.
(3)	Filed herewith.

II-2

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

January 31, 2012	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

Signature-1