Form 10-K
period 2011-06-30
Recon Technology, Ltd
filed 2012-01-31
CIK 1442620

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2011

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

+86 (10) 8494 5799

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Ordinary Shares, $0.0185 par value per share	NASDAQ Capital Market
Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the ordinary shares, $0.0185 par value per share (“Shares”), of the registrant held by non-affiliates on December 31, 2010 was approximately $12,612,144, based on the closing sales price of $4.65 per share, as reported on the Nasdaq Capital Market, multiplied by the number of outstanding Shares held by non-affiliates on that date (2,712,289).

The Company is authorized to issue 25,000,000 Shares. As of the date of this report, the Company has issued and outstanding 3,951,811 Shares.

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K incorporates the registration statement filed with the Commission on August 12, 2008, as amended (file no. 333-152964) (the “Registration Statement”), and prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 (the “Securities Act”) on July 24, 2009 (the “IPO Prospectus”). The Registration Statement and IPO Prospectus are incorporated by reference into Parts I, II and III of this Form 10-K.

i

RECON TECHNOLOGY, LTD

FORM 10-K

ii

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

iii

PART I

Item 1.	Business.

General

We are a provider of hardware, software, and on-site services to companies in the petroleum mining and extraction industry in China (“PRC”). We provide services designed to automate and enhance the extraction of petroleum. To this end, we control by contract the PRC companies of Beijing BHD Petroleum Technology Co., Ltd. (“BHD”), Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”) and Jining ENI Energy Technology Co., Ltd. (“ENI”) (only through December 15, 2010) (collectively, the “Domestic Companies”). ENI was one of our contractually controlled affiliates until December 16, 2010, when we ceased to have the power to direct its activities following a change of ownership. As a result of such change, ENI ceased to be our VIE starting December 16, 2010.

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

We believe that one of the most important advancements in China’s petroleum industry has been the automation of significant segments of the exploration and extraction process. The Domestic Companies’ and our automation products and services allow petroleum mining and extraction companies to reduce their labor requirements and improve the productivity of oilfields. The Domestic Companies’ and our solutions allow our customers to locate productive oilfields more easily and accurately, improve control over the extraction process, increase oil yield efficiency in tertiary stage oil recovery, and improve the transportation of crude oil.

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

Our products and services include:

Equipment for Oil and Gas Production and Transportation

•	High-Efficiency Heating Furnaces (as shown above by No. 6). Crude petroleum contains certain impurities that must be removed before the petroleum can be sold, including water and natural gas. To remove the impurities and to prevent solidification and blockage in transport pipes, companies employ heating furnaces. BHD researched, developed and implemented a new oilfield furnace that is advanced, highly automated, reliable, easily operable, safe and highly heat-efficient (90% efficiency).

•	Burner (as shown above by No. 5). We serve as an agent for the Unigas Burner which is designed and manufactured by UNIGAS, a European burning equipment production company. The burner we provide has the following characteristics: high degree of automation; energy conservation; high turn-down ratio; high security and environmental safety.

•	Separator (as shown above by No. 2 and No. 3). The test separator is the key measurement device for gas and oil in metering plants. Oil and gas mixture spray on the oil block cap after entering into the separator through the oil pipeline. The diffused oil falls along the pipe wall to the separator bottom and through the draw-off pipe. The gas rises due to its low density and changes the flow direction after concentrating by the separator umbrella. In the process, the small oil droplets in the gas adhere to the umbrella wall and fall along the wall of the pipe. The de-oiled gas enters the pipeline through the freeing pipe at the top of the separator for measurement.

Oil and Gas Development Tools and Equipment

•	Packers of Fracturing. This utility model is used concertedly with the security joint, hydraulic anchor, and slide bushing of sand spray in the well. It is used for easy seat sealing and sand-up prevention. The utility model reduces desilting volume and prevents sand up which makes the deblocking processes easier to realize. The back flushing is sand-stick proof.

•	Production Packer. According to different withdraw points, the production packer separates different oil layers, and protects the oil pipe from sand and permeability, so as to promote the recovery ratio.

•	Water Injection Packer. The water injection packer injects water into different layers rather than injecting on a large scale; this can reduce cost and promote effectiveness.

Oil and Gas Production Increasing Techniques

•	Fissure Shaper. This is our proprietary product that is used along with a perforating gun to effectively increase perforation depth by between 46% and 80%, shape stratum fissures, improve stratum diversion capability and, as a result, improve our ability to locate oilfields and increase the output of oil wells.

•	Sand Prevention in Oil and Water Well. This technique processes additives that are resistant to elevated temperatures into “resin sand” which will be transported to the bottom of the well via carrying fluid. The “resin sand” goes through the borehole, pilling up and compacting at the borehole and oil vacancy layer. Then an artificial borehole wall is formed, functioning as a means of sand prevention. This sand prevention technique has been adapted to more than 100 wells, including heavy oil wells, light oil wells, water wells and gas wells, with a 100% success rate and a 98% effective rate.

•	Water Locating and Plugging Technique. High water cut affects the normal production of oilfields. Previously, there was no sophisticated method for water locating and tubular column plugging in China. The mechanical water locating and tubular column plugging technique we have developed resolves the problem of high water cut wells. This technique conducts a self-sealing-test during multi-stage usage and is reliable to separate different production sets effectively. The water location switch forms a complete set by which the water locating and plugging can be finished in one trip. The tubular column is adaptable to several oil drilling methods and is available for water locating and plugging in second and third class layers.

•	Fracture Acidizing. We inject acid to layers under pressure which can form or expand fissures. The treatment process of the acid is defined as fracture acidizing. The technique is mainly adapted to oil and gas wells that are blocked up relatively deeply, or the ones in the low permeable zones.

•	Electronic Broken-down Service. This service resolves block-up and freezing problems by generating heat from the electric resistivity of the drive pipe and utilizing a loop tank composed of an oil pipe and a drive pipe. This technique saves energy and is environment friendly. It can increase the production of oilfields that are in the middle and later periods.

Automation System and Service

•	Pumping Unit Controller. Refers to process “1” above. Functions as a monitor to the pumping unit, and also collects data for load, pressure, voltage, startup and shutdown control.

•	RTU Used to Monitor Natural Gas Wells. Collects gas well pressure data.

•	Wireless Dynamometer and Wireless Pressure Gauge. Refers to process “1” above. These products replace wired technology with cordless displacement sensor technology. They are easy to install and significantly reduce the working load associated with cable laying.

•	Electric Multi-Way Valve for Oilfield Metering Station Flow Control. Refers to process “2” above. This multi-way valve is used before the test separator to replace the existing three valve manifolds. It facilitates the electronic control of the connection of the oil lead pipeline with the separator.

•	Natural Gas Flow Computer System. Flow computer system used in natural gas stations and gas distribution stations to measure flow.

•	Recon SCADA Oilfield Monitor and Data Acquisition System. Recon SCADA is a system which applies to the oil well, measurement station, and the union station for supervision and data collection.

•	EPC Service of Pipeline SCADA System. A service technique for pipeline monitoring and data acquisition after crude oil transmission.

•	EPC Service of Oil and Gas Wells SCADA System. A service technique for monitoring and data acquisition of oil wells and natural gas wells.

•	EPC Service of Oilfield Video SurveIllance and Control System. A video surveillance technique for controlling the oil and gas wellhead area and the measurement station area.

•	Technique Service for “Digital Oilfield” Transformation. Includes engineering technique services such as oil and gas SCADA system, video surveillance and control system and communication systems.

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

Sinopec

•	Jiangsu Oil Field

•	Shengli Oil Field

•	The Northwest Division

•	The Southwest Division

•	Zhongyuan Oil Field

•	Sichuan Oil Field

•	Jianghan Oil Field

We provide products and services to Sinopec under a series of agreements, each of which is terminable without notice. We first began to provide services to Sinopec in 1998. Sinopec accounted for approximately 32.39% and 16.49% of our revenues in 2010 and 2011, respectively, and any termination of our business relationships with Sinopec would materially harm our operations.

CNPC

•	Qinghai Oil Field

•	Tuha Oil Field

•	Daqing Oil Field

•	Jidong Oil Field

•	Sichuan Oil Field

•	Xinjiang Oil Field

•	Huabei Oil Field

•	Jilin Oil Field

We provide products and services to CNPC under a series of agreements, each of which is terminable without notice. We first began to provide services to CNPC in 2000. CNPC accounted for approximately 48.79% and 60.20% of our revenues in the fiscal years ended June 30, 2010 and 2011, respectively, and any termination of our business relationships with CNPC would materially harm our operations.

Our Strengths

•	Safety of products. The automation projects we have conducted have demonstrated that our products are reliable, safe and effective at automating the petroleum extraction process.

•	Efficiency of technology. We believe our technology increases efficiency and profitability for petroleum companies by enabling them to monitor, manage and control petroleum extraction; increase the amount of petroleum extracted and reduce impurities in extracted petroleum.

•	Ability to leverage our knowledge of Chinese business culture. Many of our competitors are based outside of China. As the Domestic Companies are based in China, we are in a unique position to emphasize Chinese culture and business knowledge to obtain new customers and new agreements with existing customers. We believe that many Chinese businesses, including state-owned companies like Sinopec and CNPC, would prefer to hire a Chinese company to assist in their business operations if a Chinese company exists with the ability to fulfill their needs on a timely and cost-efficient basis. In addition, our knowledge of Chinese culture allows us to anticipate and adapt to Chinese oilfield management methods. We provide our software solutions in Mandarin for the benefit of our Chinese customers, and all of our customer support is available from fluent personnel.

•	Experienced, successful executive management team. Our executive management team has significant experience and success in the petroleum automation industry. They will be able to draw on their knowledge of the industry and their relationships in the industry.

•	Ability to leverage China’s cost structure. As a Chinese company, we believe we can operate our business more cost-effectively because all of our employees, operations and assets are located in China, resulting in lower labor, development, manufacturing and rent costs than we believe we would incur if we also maintained operations abroad. We expect these costs savings will be reflected in lower costs to our customers for comparable products.

•	Ownership of our intellectual property. Because we own our intellectual property, we are able to avoid licensing fees or contravening licensing agreements.

Our Strategies

Our goal is to help our customers improve their efficiency and profitability by providing them with software and hardware solutions and services to improve their ability to locate productive oil reservoirs, manage the oil extraction process, reduce extraction costs, and enhance recovery from extraction activities. Key elements of our strategies include:

•	Increase our market share in China. We believe that as the Chinese economy and oil industry continue to develop, Chinese petroleum extraction automation companies will compete with international businesses at an increasing rate. Consequently, we believe we will have opportunities to take market share from foreign companies by developing positive business relationships in China’s petroleum mining and extraction industry. We will also use strategic advertisements, predominantly in China’s northeast and northwest, where China’s major oilfields are located, to increase our brand awareness and market penetration. We will continue to develop new technologies designed to improve petroleum mining and extraction efficiency and profitability for our customers.

•	Develop our own branded products and services and shift focus away from trading business. Our management believes in the importance of our own branded products and our services, in light of their higher profit margins and their long-term significance in establishing the status of our Company in the oil and gas industry. Moreover, the trading business relies on the major clients’ in procurement policies toward agencies, any significant change of which could jeopardize our operating results. Our management therefore believes that in the long run we will need to focus our growth strategy in developing professional services for the oil and gas industry in China.

•	Focus on higher-profit subsection of market. While we plan to continue to provide services to all of our clients, we believe that we may improve our profit margins by focusing a higher portion of our advertising and promotions at those sub-divisions of our industry that have traditionally held the highest profit margins.

•	Offer services to foreign oilfields contracted by Chinese petroleum companies. As Sinopec and CNPC continue to invest in oilfields in other countries, we will focus on offering our services in these new locations based on our success in working with the companies in China.

•	Seek opportunities with foreign companies in China. Even where oilfields in China are partially operated by foreign companies, a significant number of employees will be Chinese and will benefit from our Chinese-language services. We believe our hardware and software solutions would be beneficial to any petroleum company doing business in China and will continue to market to foreign companies entering the Chinese market.

•	Provide services that generate high customer satisfaction levels. Chinese companies in our market are strongly influenced by formal and informal referrals. We believe that we have the opportunity to expand market share by providing high levels of customer satisfaction with our current customers, thereby fostering strong customer referrals to support sales activities.

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

Research and Development

We focus our research and development efforts on improving our development efficiency and the quality of our products and services. As of June 30, 2011, our research and development team consisted of 20 experienced engineers, developers and programmers. In addition, some of our support employees regularly participate in our research and development programs.

In the fiscal years ended June 30, 2010 and 2011, respectively, we spent ¥1,775,347 and ¥3,078,391 ($476,236), respectively, on research and development activities.

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

We market our products under the following trademarks which are registered with the PRC Trademark Bureau under the State Administration for Industry and Commerce. We currently own or have applied for the following trademarks:

1. Trademark of “Senior” valid from May 14, 2005 through May 13, 2015;

2. Trademark of “BHD” valid from November 7, 2003 through November 6, 2013;

3. We have submitted the trademark application of “Recon” on August 17, 2009. The application was accepted by the PRC Trademark Bureau and is currently under review. We anticipate the approval may be granted in the first half of 2012.

We currently own or have applied for the following 9 patents registered with the State Intellectual Property Office which are applied on our automated services products for the petroleum extraction industry:

1. Patent of oilfield wastewater degreasing treatment plant valid until May 15, 2013;

2. Patent of fracturing packer valid until August 5, 2018;

3. Patent of pressure phase transition furnace valid until June 3, 2019;

4. Patent of vacuum furnace phase transition valid until August 5, 2019;

5. Patent of heavy oil pipeline valid until June 17, 2015;

6. Patent of automatically adjusting negative pressure burner valid until July 22, 2019; and

7. Patent of wireless data instrument diagram valid until December 10, 2018;

8. We have submitted two patent applications (hot water furnace and multifunctional heating furnace) on August 8, 2011. The applications were accepted by the State Intellectual Property Office and are currently under review. We anticipate the approval may be granted in the first half of 2012.

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

Although there are differences in intellectual property rights between the United States and China, of most significance to the Company is the inexperience of China in connection with the development and protection of intellectual property rights. Similar to the United States, China has chosen to protect software under copyright law rather than trade secrets, patent or contract law. As such, we will attempt to protect our most significant intellectual property pursuant to Chinese laws that have only recently been adopted. Unlike the United States, which has lengthy case law related to the interpretation and applicability of intellectual property law, China has a less developed body of relevant intellectual property case law.

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

PRC residents who control the Company are required to register with SAFE in connection with their investments in us. Such individuals completed this registration in 2007, and 2008, as amended. If we use our equity interest to purchase the assets or equity interest of a PRC company owned by PRC residents in the future, such PRC residents will be subject to the registration procedures described in Notice 75.

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

Employees

As of June 30, 2011, we had 77 employees, all of whom were based in China. Of the total, 8 were in management, 20 were in technical support and research and development, 22 were engaged in sales and marketing, 12 were in financial affairs, and 15 were in administration and procurement. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

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

Nanjing Recon

Housing Fund

Pension

Unemployment Insurance

Medical Insurance

Occupational Injury Insurance

Maternity Insurance

BHD

Pension

Unemployment Insurance

Medical Insurance

Occupational Injury Insurance

ENI (through December 15, 2010)

Pension

Unemployment Insurance

Medical Insurance

Occupational Injury Insurance

Maternity Insurance

Item 1A.	Risk Factors.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2.	Properties.

We currently operate in three facilities throughout China. Our headquarters are located in Beijing.

Office	Address	Rental Term	Space
Headquarters	Room 1902, Building C King Long International Mansion, Chaoyang District Beijing, PRC	July 1, 2011 to June 30, 2012	220 square meters

Nanjing Recon	Yongfeng Mansion, 14th Floor No. 123 Jiqing Road Nanjing City, PRC	July 10, 2011 to July 9, 2012	440 square meters

BHD	18th Floor, Building C King Long International Mansion, Chaoyang District Beijing, PRC	January 1, 2011 to December 31, 2012	450 square meters

Item 3.	Legal Proceedings.

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

Fiscal 2011

	High	Low
First Quarter Ended September 30, 2010	$6.10	$4.35
Second Quarter Ended December 31, 2010	$6.49	$3.96
Third Quarter Ended March 31, 2011	$4.96	$2.98
Fourth Quarter Ended June 30, 2011	$4.50	$0.88
Year Ended June 30, 2011	$6.49	$0.88

As of June 30, 2011, there were approximately six holders of record of our ordinary shares. This excludes our ordinary shares owned by shareholders holding ordinary shares under nominee security position listings. On June 30, 2011, the last sales price of our ordinary shares as reported on the NASDAQ Capital Market was $2.39 per ordinary share.

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

Payments of dividends by our subsidiary in China to the Company are also subject to restrictions including primarily the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. There are no such similar foreign exchange restrictions in the Cayman Islands.

(b) The section entitled “Use of Proceeds” from our registration statement filed on August 12, 2008, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is July 22, 2009, and the Commission file number assigned to the Registration Statement is 333-152964. The Registration Statement registers the offering of up to 1,700,000 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the “Offering”). As of June 30, 2011, the Company has spent proceeds from the Offering in accordance with the following chart:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through June 30, 2011
Product Research and development	$1,273,024	$476,236
Acquisition and business development in oil-field industry in China and globally	4,073,675	4,200,000
Sarbanes-Oxley compliance	424,341	0
Fixed asset purchases	442,341	0
Employee training	169,736	6,639
General working capital	2,121,706	1,449,046
Due from former VIE	—	2,600,000
Total	$8,504,823	$8,731,921

(c) None.

Item 6.	Selected Financial Data.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of our company’s financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

Overview

We are a company with limited liability incorporated in 2007 under the laws of the Cayman Islands. Headquartered in Beijing, we provide products and services to oil and gas companies and their affiliates through our Domestic Companies. As the company contractually controlling the Domestic Companies, we are the center of strategic management, financial control and human resources allocation.

Our business is mainly focused on the upstream sectors of the oil and gas industry. We derive our revenues from the sales and provision of (1) hardware products, (2) software products, and (3) services. Our products and services involve most of the key procedures of the extraction and production of oil and gas, and include automation systems, equipment, tools and on-site technical services.

Our VIEs provide the oil and gas industry with equipment, production technologies, automation and services to enhance our customers’ efficiency.

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

Business Outlook

The oilfield engineering and technical service industry is generally divided into five sections: (1) exploration, (2) drilling and completion, (3) testing and logging, (4) production and (5) oilfield construction. Thus far our businesses have only focused on production. Our management believes it is time to expand our business, leverage our core expertise, and develop new products and services. Management anticipates opportunities both in new markets and our existing markets. We believe that many existing oil wells and oilfields are in need of renewal and improvement on their current equipment to maintain production. Accordingly, products and services such as ours will be in demand as new oil and gas fields are developed and improved. In the next three years, we will focus on the following areas.

Measuring Equipment and Service. Our priority is the development of our well, pipeline and oilfield Supervisory Control and Data Acquisition (“SCADA”) engineering project service, oilfield video surveillance and control system, and reforming technical support service. According to industry estimates, the potential market for our wireless indicator and remote monitoring system, SCADA, is approximately RMB 5 billion.

Gathering and Transferring Equipment. (1) Furnace. We estimate total market demand in China for furnaces like ours at about 2,000 units per year, of which 500 are expected to come from new wells and 1,500 are expected to come from reconstruction of old wells. The potential market is estimated at ¥800 million (approximately $121 million) based on an average price of ¥400,000 (approximately $60,498) per furnace. (2) Oil/water separator. We estimate the total market demand in China at about 800 units per year, of which 300 are expected to come from new wells and 500 are expected to come from reconstruction of old wells. The potential market is about ¥400 million (approximately $60 million) based on an average price of ¥500,000 (approximately $75,622). (3) Burner. We estimate total market demand in China at about 5,000 units per year, of which 1,000 are expected to come from new wells and 4,000 are expected to come from reconstruction of old wells. The potential market is about ¥300 million (approximately $45 million) based on an average unit price of ¥60,000 (approximately $9,075).

New Business. Along with the opening of the oilfield service market to private companies, we are starting to establish our own service team equipped with specialized equipment and experienced staff. We expect the new business to start generating revenues during the quarter ended December 31, 2011.

Recent Industry Developments

Our trading business was harmed by our clients’ policy in the last year. Beginning in 2010, big state-owned Chinese oil companies began implementing significant adjustments to their operating strategies. The following strategic initiatives implemented by the large Chinese oil companies have had a significant impact on our business and operations:

•        Development of strategic suppliers, and enhancement of direct cooperation with well-known domestic and international companies;

•        Enhanced cooperation with qualified domestic manufacturers of equipment and suppliers of technology and services; and

•        Increased focus on exploration and exploitation, and introduction of products and techniques through outsourcing with professional private enterprises in the remaining sectors of the industry chain, especially the development and production sectors.

These polices aim to establish stable long-term supply channels and secure better prices and higher quality services. They also help speed up the nationalization of major equipment and critical materials, and the implementation of new products and services.

Accordingly, our businesses were affected in the following ways:

•        Previously, approximately one-third of our revenue came from our business with Sinopec by acting as an agent. This business was primarily conducted by our contractually controlled affiliate, ENI. We received orders mainly by tendering. Then we would need to use our own funds to purchase specified equipment and we get paid after the contract period (usually 1 year). With the previously higher barrier to entry in this market, we were able to make considerable profits. However, our business has suffered as a result of big Chinese oil companies’ policy adjustments. Especially for Sinopec, for the year 2010, its procurement from strategic suppliers rose rapidly to 60%, and this ratio is expected to be over 80% by the end of China’s economic development Twelfth Five Year Plan. We do not manufacture the equipment ourselves and cannot meet the standards for being a strategic supplier to the big oil companies. As a result of such adjustments, our business operated by ENI has experienced difficulty winning larger projects with higher gross profits. However, businesses conducted through our other two VIEs, BHD and Nanjing Recon, are largely unaffected because they are not in the form of trading therefore not subject to the procurement policies to the same extent as ENI is.

•        We now have the opportunity to focus more on our own branded equipment and automation system products and services, which we believe are technologically advanced and competitively priced.

•        We also have the capability to handle independent construction projects. With fast improvement of our integrated design capabilities and rich experience in construction projects, our management expects to fully utilize our advantages.

In an effort to remediate the adverse effects of the market changes, our management is also actively adjusting our operating structure to strip non-essential businesses and maintain a robust core business. We are also accelerating extensive application of our self-developed technologies and products and expanding our sales network to offset the declines in our trading business.

Growth Strategy

As a smaller local company, it is our basic strategy to focus on developing our onshore oilfield business, i.e. the upstream of the industry. Due to the remote location and difficult environment of China’s oil and gas fields, foreign competitors rarely enter those fields.

Large domestic oil companies prefer to focus on their exploration and development businesses to earn higher margins and keep their competitive advantage. With regard to private oilfield service companies, 90% specialize in the manufacture of drilling and production equipment. Thus, the market for technical support and project service is still in its early stage. Our management focuses on providing high quality products and service at oilfields where we have a geographical advantage. Such strategy allows us to avoid conflicts of interest with bigger suppliers of drilling equipment and keep our leading position within the market segment. Our mission is to increase the automation and safety levels of industrial petroleum production in China, and improve its efficiency and effectiveness through advanced technologies. At the same time, we are always looking to improve our business and to increase our earning capability.

Factors Affecting Our Results of Operations

Our operating results in any period are subject to the general conditions typically affecting the Chinese oilfield service industry including:

•   the amount of spending by our customers, primarily those in the oil and gas industry;

•   growing demand from large corporations for improved management and software designed to enhance corporate performance;

•   the procurement processes of our customers, especially those in the oil and gas industry;

•   competition and related pricing pressure from other oilfield service solution providers, especially those targeting the oil and gas industry in China;

•   the ongoing development of the oilfield service market in China; and

•   inflation and other factors.

Unfavorable changes in any of these general conditions could negatively affect the number and size of the projects we undertake, the number of products we sell, the amount of services we provide, the price of our products and services or otherwise affect our results of operations.

Our operating results in any period are more directly affected by company-specific factors including:

•   our continued ability to lead and to control all affiliated entities;

•   our revenue growth;

•   the proportion of our business dedicated to large companies;

•   our ability to successfully develop, introduce and market new solutions and services;

•   our ability to increase our revenues from customers both old and new in the oil and gas industry in China;

•   our ability to effectively manage our operating costs and expenses; and

•   our ability to effectively implement any targeted acquisitions and/or strategic alliances so as to provide efficient access to the markets in the oil and gas industry.

Critical Accounting Policies and Estimates

Estimates and Assumptions

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

Revenue Recognition

We recognize revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client and the client has signed a completion and acceptance report, risk of loss has transferred to the client, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in client acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

Hardware

Revenue from hardware sales is generally recognized when the product is shipped to the customer and when there are no unfulfilled company obligations that affect the customer’s final acceptance of the arrangement.

Software

The Company sells self-developed software. For software sales, the Company recognizes revenues in accordance with the provisions of Accounting Standards Codification, Topic 985-605, “Software Revenue Recognition,” and related interpretations. Revenue from software is recognized according to project contracts. Contract costs are accumulated during the periods of installation and testing or commissioning. Usually this is short term. Revenue is not recognized until completion of the contracts and receipt of acceptance statements.

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

Allowance for Doubtful Accounts

Trade receivables and other receivable accounts are recognized initially at fair value and subsequently measured at amortized cost using the effective interest method, less a provision made for impairment of these receivables. Provisions are applied to trade and other receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for trade accounts receivable was ¥1,089,331 and ¥2,854,584 ($441,612) on June 30, 2010 and June 30, 2011, respectively. Specifically, allowance for trade accounts receivable - related parties on June 30, 2010 and June 30, 2011 was ¥0 and ¥184,728 ($28,578), respectively. Allowance for other receivables on June 30, 2010 and June 30, 2011 was ¥154,057 and ¥199,635 ($30,884), respectively. There was no allowance for other receivables from related parties.

Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, we reduce the carrying value of the long-lived asset by the estimated excess of the carrying value over the projected discounted cash flows. In the past, we have not had to make significant adjustments to the carrying values of our long-lived assets, and we do not anticipate a need to do so in the future. However, circumstances could cause us to have to reduce the value of our capitalized software more rapidly than we have in the past if our revenues were to significantly decline. Estimated cash flows from the use of the long-lived assets are highly uncertain and therefore the estimation of the need to impair these assets is reasonably likely to change in the future. Should the economy or the acceptance of our software change in the future, it is likely that our estimate of the future cash flows from the use of these assets will change by a material amount.

Results of Operations

The following consolidated results of operations include the results of operations of the Company and its VIEs, BHD, Nanjing Recon and ENI (through December 15, 2010). The results of operations are those of the VIEs. On December 16, 2010, ENI changed its equity ownership. We ceased to have the power to direct the activities of ENI, which most significantly impact its economic performance as of that date. As a result of the Company’s determination to deconsolidate ENI, ENI’s results of operations have been consolidated in the Company’s results of operations only through December 15, 2010.

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenue

	For the Years Ended June 30,
					Change attributable to:
	2011	2010	Increase (Decrease)	Percentage Change	Deconsolidation of ENI	Operations
Hardware	¥61,577,356	¥108,351,654	¥(46,774,298)	(43.17%)	¥(30,977,791)	¥(15,796,507)
Service	—	750,769	(750,769)	(100.00%)	—	(750,769)
Software	2,111,111	7,901,709	(5,790,598)	(73.28%)	—	(5,790,598)
Total Revenues	¥63,688,467	¥117,004,132	¥(53,315,665)	(45.57%)	¥(30,977,791)	¥(22,337,874)

Revenues. Our total revenues for the year ended June 30, 2011 were ¥63,688,467 ($9,852,795), a decrease of ¥53,315,665, or 45.57%, from ¥117,004,132 for the year ended June 30, 2010. During this period, our accessory sales business decreased by ¥30,977,791, or 62.38%, automation business decreased by ¥15,482,850, or 51.04%, and our and sales of transportation equipment decreased by ¥6,855,024, or 18.52%. This was mainly caused by:

(1)	The decrease of hardware sales, which in turn was mainly caused by the deconsolidation of ENI and the sharp decrease of accessory trading business, in which ENI acted as an agent to obtain purchase orders on our behalf. In light of the ownership change of ENI on December 16, 2010, the Company’s Audit Committee concluded that ENI is no longer a VIE and the Company should not include ENI’s operations in the Company’s operating results starting December 16, 2010. For the year ended June 30, 2011, the revenue decrease contributed by ENI was ¥30,977,791.

i.	Some of ENI’s large clients, especially Sinopec, adjusted their procurement policies, to increase direct purchases from strategic manufacturers rather than purchase from agencies. Business for ENI therefore decreased gradually since the second half of 2010. For the first three months of 2011, there was less revenue in this category; and

ii.	Additionally, our former Chief Marketing Officer, Mr. Li Hongqi, resigned effective January 31, 2011. When Mr. Li resigned, we lost some of our working relationship with Sinopec and other large state-owned companies. Without such relationship, it became difficult for us to compete with large strategic suppliers taken up by the large state-owned oil companies under their new procurement policies.

(2)	The discontinuation of cooperative relationships with some small non-oilfield clients because of their unsatisfactory payment records. During the year ended June 30, 2010, we cooperated with some distributing agent companies which possessed channels for distribution. However, they failed to pay in accordance with the terms of the contracts and our management believes it not in the best interest of the Company to continue cooperation with these companies. Specifically, sales to these companies amounted to ¥8,785,139 ($1,359,087); and

(3)	Decrease of hardware sales through related parties, mainly caused by some delays experienced by our end clients in oilfield construction, which in turn caused delays in our projects, so we could not provide equipment to our clients and recognize the corresponding revenue as scheduled.

Cost and Margin

	For the Years Ended June 30,
					Change attribute to:
	2011	2010	Increase (Decrease)	Percentage Change	Deconsolidation of ENI	Operations
Total Revenues	¥63,688,467	¥117,004,132	¥(53,315,665)	(45.57%)	¥(30,977,791)	¥(22,337,874)
Cost of Revenues	¥43,469,506	¥67,593,524	¥(24,124,018)	(35.69%)	¥(17,632,489)	¥(6,491,529)
Gross Profit	¥20,218,961	¥49,410,608	¥(29,191,647)	(59.08%)	¥(13,345,302)	¥(15,846,345)
Margin %	31.75%	42.23%	(10.48%)

Cost of Revenues. Our cost of revenues includes raw materials and costs related to design, implementation, delivery and maintenance of products and services. All materials and components we need can be purchased or manufactured under contracts. Usually the prices of electronic components do not fluctuate dramatically due to market competition and will not significantly affect our cost of revenues. However, specialized equipment and incentive chemical products may be directly influenced by the price moves of metal and oil. Additionally, the prices of some imported accessories mandated by our clients can also impact our cost.

Our cost of revenues decreased by ¥24,124,018, or 35.69%, from ¥67,593,524 in the year ended June 30, 2010 to ¥43,469,506 ($6,724,862) for the same period in 2011.

(1)     The decrease of costs was mainly due to the deconsolidation of ENI, which accounted for ¥17,632,489 ($2,727,798); and

(2)     Cost for operations decreased by ¥6,491,529 ($1,004,259), which were mainly due to project delays.

As a percentage of revenues, our cost of revenues increased from 57.77% in the year ended June 30, 2010 to 68.25% in the same period of 2011. This increase was a result of unfinished service projects that had been delayed for which additional costs were incurred during this period. As we move forward with those delayed projects, we expect our revenue to increase and the cost as a percentage of revenues to return to prior levels.

Gross Profit. For the year ended June 30, 2011, our gross profit decreased to ¥20,218,961 ($3,127,933) from ¥49,410,608 for the same period in 2010, a decrease of ¥29,191,647, or 59.08%. For the year ended June 30, 2011, our gross profit as a percentage of revenue decreased to 31.75%, from 42.23% for the same period in 2010. As a result of the decrease in our revenues and an increase in our cost, our gross profit decreased and our gross margin dropped.

Our management believes that a higher margin level is very important to secure our business. The domestic oilfield service industry in China is becoming more and more competitive. Our management believes we need to adjust our business structure to place a greater emphasis on our automation and service project business. We are now switching our role from a primary product supplier to an advanced service integrator. Management believes that specializing in providing packaged customized solutions will increase our long-term competitiveness.

Expenses

	For the Years Ended June 30,
					Change attributable to:
	2011	2010	Increase (Decrease)	Percentage Change	Deconsolidation of ENI	Operations
Selling and distribution expenses	¥7,736,091	¥8,198,742	¥(462,651)	(5.64%)	¥(299,212)	¥(163,439)
% of revenue	12.15%	7.01%	5.14%	—
General and administrative expenses	32,055,652	13,269,162	18,786,490	141.58%	13,197,026	5,589,464
% of revenue	50.33%	11.34%	38.99%	—
Operating expenses	¥39,791,743	¥21,467,904	¥18,323,839	85.35%	¥12,897,814	¥5,426,025

Selling and Distribution Expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing department, sales commissions, costs of our marketing programs (such as public relations, advertising and trade shows), and an allocation of our facilities and depreciation expenses. Selling expenses decreased by ¥462,651 ($71,573), or 5.64%, from ¥8,198,742 for the year ended June 30, 2010 to ¥7,736,091 ($1,196,796) for the same period of 2011. Selling expenses were stable compared to last year. The percentage of selling expenses in relation to revenue increased from 7.01% to 12.15%, mainly caused by the decrease in revenue. Our management believe the selling and distribution expenses are reasonable, and, as our revenue returns to a normal level, selling and distribution expenses as a percentage of revenue will decrease and remain stable in the long run.

General and Administrative Expenses. General and administrative expenses consist primarily of costs from our human resources organization, facilities costs, provision for bad debt, depreciation expenses, professional advisor fees, audit fees and other expenses incurred in connection with general operations. General and administrative expenses increased by ¥18,786,490, or 141.58%, from ¥13,269,162 in the year ended June 30, 2010 to ¥32,055,652 ($4,959,105) for the same period of 2011. Of the increase, ¥13,197,026 ($2,041,619) were caused by the deconsolidation of ENI and the remaining part due to: (1) increased salaries by our VIEs to attract talent, (2) increased expenses related to research and development activities and (3) increased expenses related to our planned secondary offering, which was withdrawn due to unfavorable market conditions. General and administrative expenses were 11.34% of total revenues for the year ended June 30, 2010 and 48.64% of total revenues for the same period in 2011. This percentage increase was primarily attributable to the decrease of revenue and increased expenses attributed to the deconsolidation of ENI.

Net Income

	For the Years ended June 30,
			Increase	Percentage
	2011	2010	(Decrease)	Change
Income (loss) from operations	¥(19,572,782)	¥27,942,704	¥(47,515,486)	(170.05%)
Interest income	1,463	10,476	(9,013)	(86.03%)
Interest expense	(564,654)	(214,431)	350,223	163.33%
Other income	279,664	444,567	(164,903)	(37.09%)
Subsidy income	822,545	2,132,880	(1,310,335)	(61.44%)
Loss on deconsolidation	(8,989,614)	—	(8,989,614)	—
Net income (loss) before income taxes	(28,023,378)	30,316,196	(58,339,574)	(192.44%)
Provision for income taxes	(665,146)	(7,504,877)	(6,839,731)	(91.14%)
Net income attributable to non-controlling interest	(347,851)	(2,752,780)	(2,404,929)	(87.36%)
Net income (loss) attributable to common shareholders	¥(29,036,375)	¥20,058,539	¥(49,094,914)	(244.76%)

Income (Loss) from Operations. Loss from operations was ¥19,572,782 ($3,027,968) for the year ended June 30, 2011, compared to income from operations of ¥27,942,704 for the same period of 2010. As a result of the deconsolidation of ENI, lower revenues and higher administrative expenses, income from operations decreased during this period.

Subsidy Income. We received grants of ¥2,132,880 and ¥822,545 ($127,250) from the local government for the years ended June 30, 2010 and 2011, respectively. These grants were given by the government in the form of income tax return to support local companies in developing advanced technologies and improving their products. Subsidy income for 2010 was higher because we received one-off grants for becoming a public company.

Loss on Deconsolidation. As a result of the deconsolidation of ENI, we suffered a loss of ¥8,989,614 ($1,390,720), which amount was measured as the difference between (a) the aggregate of (i) the fair value of any consideration received, (ii) the fair value of the retained non-controlling investment in ENI at the date in which ENI was deconsolidated, and (iii) the carrying amount of any non-controlling interest in ENI; and (b) the carrying value of the net assets and liabilities of ENI as of December 15, 2010. Our management believes it was an unusual loss and is in the process of initiating a series of safeguards to prevent this from happening in the future.

Income Tax Expense. Income tax is provided based upon the liability method of accounting pursuant to ASC Topic 740, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded against deferred tax assets if it is not likely that the asset will be realized. We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in PRC are generally subject to enterprise income tax at a rate of 25%; however, Nanjing Recon and BHD were granted certifications of High Technology Enterprise and are taxed at a rate of 15% for taxable income generated. The applicable tax rate for each of our subsidiaries changed in the past few years because of their qualifications and different local policies. For calendar years 2010 and 2011, Nanjing Recon and BHD were taxed at a rate of 15% and ENI was taxed at 25%. Our effective EIT burden will vary, depending on which of our Domestic Companies generate greater revenues. Income tax expense for the years ended June 30, 2010 and 2011 was ¥7,504,877 and ¥665,146 ($102,900), respectively. This decrease was mainly due to a decrease in taxable operating income.

Net Income (Loss) Attributable to Ordinary Shareholders. As a result of the factors described above, net loss attributable to ordinary shareholders was ¥29,036,375 ($4,492,015) for the year ended June 30, 2011, a decrease of ¥49,094,914, or 244.76%, over net income of ¥20,058,539 for the same period of 2010.

Adjusted EBITDA

	For the Years Ended June 30,
	2011	2010	Increase	Percentage	2011
	RMB	RMB	(Decrease)	Change	U.S. Dollars
Reconciliation of Adjusted EBITDA from Net Income (Loss):
Net income (loss)	¥(28,688,524)	¥22,811,319	¥(51,499,843)	(225.76%)	$(4,438,201)
Income tax expense	665,146	7,504,877	(6,839,731)	(91.14%)	102,900
Interest expense	564,654	214,431	350,223	163.33%	87,354
Stock compensation expense	1,420,588	1,623,034	(202,446)	(12.47%)	219,769
Depreciation and amortization	361,837	368,804	(6,967)	(1.89%)	55,977
Loss on deconsolidation	8,989,614	—	8,989,614		1,390,720
Adjusted EBITDA	¥(16,686,685)	¥32,522,465	¥(49,209,150)	(151.31%)	$(2,581,481)

Adjusted EBITDA. We define adjusted EBITDA as net income (loss) adjusted for income tax expense, interest expense, non-cash stock compensation expense, and depreciation, amortization expense. We believe it is useful to an equity investor in evaluating our operating performance because (1) it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods, the book value of assets, the capital structure and the method by which the assets were acquired; and (2) it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

Adjusted EBITDA decreased by ¥49,209,150, or 151.31%, to a loss of ¥16,686,685 ($2,581,481) for the year ended June 30, 2011 compared to the same period in 2010. This was due to adverse operating results of ENI, especially the non-collectable purchase advance, loss of deconsolidation, the construction delays experienced by some of our customers and the extra expenses associated with our annual meeting and our withdrawn secondary offering. These factors caused revenues during the period to decrease while our administrative expenses increased. Compared to the 244.76% decrease in net income (loss) attributable to ordinary shareholders, we believe EBITDA more accurately reflects our operations.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of June 30, 2011, we had cash and cash equivalents in the amount of ¥3,485,944 ($539,286).

Indebtedness. As of June 30, 2011, except for ¥1,743,286 ($269,692) of short-term borrowings, ¥911,399 ($140,996) of short-term borrowings from related parties, and ¥5,000,000 ($773,515) commercial loan from a local bank, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

Holding Company Structure. We are a holding company with no operations of our own. All of our operations are conducted through the Domestic Companies. As a result, our ability to pay dividends and to finance any debt that we may incur is dependent upon the receipt of dividends and other distributions from the Domestic Companies. In addition, Chinese legal restrictions permit payment of dividends to us by our Domestic Companies only out of its accumulated net profit, if any, determined in accordance with Chinese accounting standards and regulations. Under Chinese law, the Domestic Companies are required to set aside a portion (at least 10%) of their after-tax net income (after discharging all cumulated loss), if any, each year for compulsory statutory reserve until the amount of the reserve reaches 50% of the Domestic Companies’ registered capital. These funds may be distributed to shareholders at the time of wind-up. When we were incorporated in the Cayman Islands in August 2007, 5,000,000 ordinary shares were authorized, and 50,000 ordinary shares were issued to Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi, at a par value of $0.01 each. On December 10, 2007, our company sold 2,632 ordinary shares to an investor at an aggregate consideration of $200,000. On June 8, 2009, in connection with our initial public offering, the Board of Directors approved a 42.7840667-to-1 split of ordinary shares and redeemable ordinary shares to shareholders of record as of such date. After giving effect to the share split of our ordinary shares and the completion of our initial public offering, we had 3,951,811 ordinary shares outstanding.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations and proceeds from the initial public offering. As of June 30, 2011, we had total assets of ¥114,884,345 ($17,772,951), which includes cash amounting to ¥3,485,944 ($539,286), net accounts receivable from third parties amounting to ¥22,329,705 ($3,454,472), and net accounts receivable from related parties amounting to ¥25,983,172 ($4,019,674). Working capital amounted to ¥73,884,461 ($11,430,146) and shareholders’ equity amounted to ¥81,672,396 ($12,634,962).

Cash from Operating Activities. Net cash used in operating activities was ¥6,331,632 ($979,523) for the year ended June 30, 2011. This was a decrease of ¥47,569,756 ($7,359,183) from ¥53,901,388 for the year ended June 30, 2010. Specifically, the decrease is mainly due to:

(1)     the decrease in trade accounts receivable because of the deconsolidation of ENI and general improvement in collections;

(2)     the decrease in purchase advances due mainly to receipt of materials at year-end;

(3)     the increase in costs of inventories by ¥9,425,183 during this period for a new on-going new project; and

(4)     the decrease in tax payable due mainly to deconsolidation of ENI and lower net income.

Cash from Investing Activities. Net cash used in investing activities was ¥2,429,394 ($375,834) for the year ended June 30, 2011, an increase of ¥2,169,180 from ¥260,214 for the same period of 2010. The foremost factor for the decrease was the loss of cash associated with the deconsolidation of ENI.

Cash from Financing Activities. Cash flows provided by financing activities amounted to ¥341,235 ($52,791) for the year ended June 30, 2011, compared to cash flows provided by financing activities of ¥63,662,376 for the year ended June 30, 2010. The decrease from 2010 was because we received our IPO funds in fiscal 2010 and not 2011; and we had a higher level of short-term borrowings, net of repayments in fiscal 2010. During the year ended June 30, 2011, we borrowed ¥5,000,000 ($773,515) from a domestic commercial bank to supplement working capital.

Working Capital. Total working capital as of June 30, 2011 amounted to ¥73,884,461, compared to ¥117,601,043 as of June 30, 2010. Total current assets as of June 30, 2011 amounted to ¥114,884,345 ($17,772,951), a slight decrease of ¥61,762,941 compared to ¥175,164,405 at June 30, 2010.

Current liabilities amounted to ¥26,895,978 ($4,160,890) at June 30, 2011, in comparison to ¥57,563,362 at June 30, 2010. The decrease was attributable mainly to the deconsolidation of ENI.

The current ratio increased from 3.04 at June 30, 2010 to 3.75 in June 30, 2011. The change in our current ratio was primarily due to the decrease in our current liabilities.

Operating Lease Agreements. We leased offices for our VIEs in Beijing, Nanjing and Jining through December 31, 2012, July 9, 2012 and June 30, 2012, respectively. Below is a summary of the Company’s contractual obligations and commitments as of June 30, 2011:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 years
Operating lease	$207,766	$148,824	$58,942	—

Recently Enacted Accounting Standards

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes, together with the report of Bernstein & Pinchuk LLP for the year ended June 30, 2010 and the report of Friedman LLP for the year ended June 30, 2011, are set forth following the signature pages of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2011, our company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. In light of the nature of the adjustments attributable to the late filing of this Annual Report on Form 10-K, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic U.S. Securities and Exchange Commission (the “Commission”) filings.

Changes in Internal Control over Financial Reporting

In light of the quarterly reports for the quarters ended December 31, 2010 and March 30, 2011 which could no longer be relied upon and required restatement, the Company has conducted a preliminary assessment of its accounting organization and the manner in which the accounting and financial reporting functions are being supported. Based on such assessment, the Company has developed a preliminary plan to strengthen its accounting and financial reporting functions as well as the related disclosure controls and procedures. As of the fiscal year ended June 30, 2011, the Company has not implemented any of the remedial measures proposed in the preliminary plan.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, the Company’s management believes that, as of June 30, 2011, its internal control over financing reporting is not effective based on those criteria.

Based on such a finding, the Company has developed a preliminary plan to strengthen its accounting and financial reporting functions as well as the related disclosure controls and procedures. Such plan will require the hiring of additional resources and the deployment of other corporate resources for the accounting department in relation to the financial reporting process. Such additional resources will include the establishment of a work force dedicated to the task of correcting past financial irregularities and maintaining correct financial reporting on an on-going basis. To strengthen the Company’s internal control over financial reporting, the Company has engaged outside consultants that are skilled in SEC reporting and Section 404 compliance to assist in the implementation of the following remedial actions (which are targeted to be completed by June 2012):

• Development and formalization of key accounting and financial reporting policies and procedures;

• Identification and documentation of key controls by business process;

• Enhancement of existing disclosures policies and procedures;

• Formalization of periodic communication between management and the audit committee;

• Implementation of policies and procedures intended to enhance management monitoring and oversight by the Audit Committee; and

• Formalization of a periodic staff training program to enhance their awareness of the key internal control activities.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401:

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them:

Name	Age	Position Held
Mr. Yin Shenping	42	Chief Executive Officer and Director
Ms. Liu Jia	28	Chief Financial Officer
Mr. Chen Guangqiang	48	Chief Technology Officer and Director
Mr. Zhao Shudong	65	Independent Director
Mr. Lu Jun	49	Independent Director
Mr. Nelson N.S. Wong	49	Independent Director
Mr. Hu Jijun	46	Independent Director
Ms. Sun Wenhui	38	Independent Director

Yin Shenping. Mr. Yin is our Chief Executive Officer. In 2003, Mr. Yin founded Nanjing Recon, a Chinese company that provides services to automate and enhance the extraction of petroleum in China, and has been the Chief Executive Officer since that time. Prior to founding Nanjing Recon, Mr. Yin served as a sales manager for Fujian Haitian Network Company from 1992 through 1994. Mr. Yin has founded and operated a number of companies: Xiamen Hengda Haitian Computer Network Co., Ltd. (1994), Baotou Hengda Haitian Computer Network Co., Ltd. (1997) and Beijing Jingke Haitian Electronic Technology Development Co., Ltd. (1999), and Jingsu Huasheng Information Technology Co., Ltd. (2000). In 2000, Mr. Yin merged the former Nanjing Kingsley Software Engineering Co., Ltd. into Nanjing Recon. Mr. Yin received his bachelor’s degree in 1991 from Nanjing Agricultural University in information systems. Mr. Yin has been chosen as a director because he is one of the founders of the Company and we believe his knowledge of the Company and years of experience in our industry give him the ability to guide the Company as a director.

Liu Jia. Ms. Liu has served as our Chief Financial Officer since 2008. In 2008 Ms. Liu assisted Heilongjiang Province Jintian Group with financial due diligence, field surveys and data analysis. While in college Ms. Liu served internships in Xinghua Certified Public Accountants, Ltd., Beijing Zhongweihuahao Accountants Affairs Office, Tiantong Securities Co., Ltd. and Industrial and Commercial Bank of China, which internships focused on auditing, accounting and data analysis. Ms. Liu received her bachelor’s degree in 2006 from Beijing University of Chemical Technology, School of Economics and Management and her master’s degree in industrial economics in 2009 from Beijing Wuzi University.

Chen Guangqiang. Mr. Chen has served as our Chief Technology Officer since 2003. Mr. Chen was a geological engineer for the Fourth Oil Extraction Plant of Huabei Oil Field from 1985 through 1993. From 1993 through 1999, Mr. Chen was a chief engineer for Xinda Company, CNPC Development Bureau. From 1999 through 2003, Mr. Chen served as the general manager of Beijing Adar. Mr. Chen received his bachelor’s degree in 1985 from Southwest Petroleum Institute. Mr. Chen has been chosen as a director because he is one of the founders of the Company and we believe we can benefit from his years of engineering experience and management experience in the oil extraction industry.

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

Hu Jijun. Mr. Hu joined our Board of Directors in 2008. From 1988 to 2003, Mr. Hu served in a variety of positions at our No. 2 test-drill plant, including technician of installation, assets equipment work, electrical installation, control room production dispatcher, Deputy Chief Engineer of the Technology Battalion, and Deputy Director of Production. From 2003 to 2005 he served as Head of the Integrated Battalion and he is currently the Head of the Transport Battalion, Senior Electric Engineer. Mr. Hu graduated as an automated professional from the China University of Petroleum in 1988. Mr. Hu has been chosen as a director because we believe his years of experience and knowledge gained while working at our No. 2 test-drill plant will prove beneficial to the guidance of the Company.

III-1

Zhao Shudong. Before retiring in 2006, Mr. Zhao spent over 30 years working in the oilfield industry. From 1970 to 1976, Mr. Zhao worked as a technician in the Daqing oilfield. From 1976 to 1982, Mr. Zhao served as the vice director of the Hubei Oilfield Generalized Geologic Technical Research Institute. Mr. Zhao then spent 11 years as a director and section chief at the Scientific and Technological Development Department of the Huabei Petroleum Administrative Bureau. He was subsequently appointed Chief Geologist of the bureau, a position he held from 1993 to 1999. From 1999 to 2006, Mr. Zhao served as the General Manager of the Huabei Oilfield Company of CNPC. Mr. Zhao studied at the Northeast Petroleum Institute from 1965 to 1970. Mr. Zhao has been chosen as a director nominee because of his extensive experience in the oilfield industry.

Lu Jun. Dr. Lu currently serves as the Chair of the Department of Finance and the Director of Banking for the Research Center at Sun Yat-sen University. Dr. Lu received his Bachelor of Arts degree in economics from Nankai University in 1984. He then earned his Master of Arts degree in economics from Sun Yat-sen University in 1987 and his Doctor of Philosophy degree from Fudan University in 2001. Dr. Lu began working at Sun Yat-sen University in 1987 as an Associate Professor. He also served as an editorial member of the Journal of Sun Yat-sen University Social Science Edition, before becoming the Chair of the Department of Finance in 1998 and the Director of the Banking Research Center in 1999. Dr. Lu has been chosen as a director nominee because of his experience and knowledge in finance and economics.

Sun Wenhui. Ms. Sun has served as the Deputy General Manager of Zhongdan Investment & Credit Guarantee Co., Ltd. since 2003. From 2000 to 2003, she served as the Deputy General Manager of Beijing Gosun Online Telecom Co., Ltd. From 1996 to 2000, Ms. Sun served as the Vice President of the Information Department and General Officer Director for Beijing Guoxin Communication Development Co. Ltd. Prior to that she served as an Assistant Director at Beijing Lin’an Communication Technology Development Company from 1993 to 1996. Ms. Sun received her Bachelor’s degree in computer applications from the Harbin Institute of Technology and her Master’s in Business Administration from the Renmin University of China. Ms. Sun has been chosen as a director nominee because of her extensive management and administrative experience.

Employment Agreements

We have employment agreements with each of our Chief Executive Officer, Chief Technology Officer and Chief Financial Officer. With the exception of the employment agreement with our Chief Financial Officer, each of these employment agreements provides for an indefinite term. Such employment agreements may be terminated (1) if the employee gives written notice of his or her intention to resign, (2) the employee is absent from three consecutive meetings of the Board of Directors, without special leave of absence from the other members of the Board of Directors, and the Board of Directors passes a resolution that such employee has vacated his office, or (3) the death, bankruptcy or mental incapacity of the employee. The employment agreement for our Chief Financial Officer provides for a one-year term, currently expiring on March 12, 2012. Such employment agreement may be terminated if the employee gives thirty days’ written notice of her intention to resign, or if the Board of Directors determines she can no longer perform her duties as Chief Financial Officer and provides her with thirty days’ written notice of termination.

Under Chinese law, we may only terminate employment agreements without cause and without penalty by providing notice of non-renewal one month prior to the date on which the employment agreement is scheduled to expire. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, then we are obligated to pay the employee one month’s salary for each year we have employed the employee. We are, however, permitted to terminate an employee for cause without penalty to the Company, where the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect to us.

Share Option Pool

In connection with our initial public offering, we established a pool for share options for the Domestic Companies’ and our employees. This pool contains options to purchase up to 790,362 of our ordinary shares. The options will vest at a rate of 20% per year for five years and have an exercise price of the market price of our shares on the date the options are granted. We issued 293,000 options out of our employee share option pool. We held a shareholder meeting in December 2010 and announced the resignation of three directors, as a result of which 100,000 options went back to the pool. Currently, we have 193,000 options outstanding.

III-2

Board of Directors and Board Committees

Our board of directors currently consists of seven (7) members. There are no family relationships between any of our executive officers and directors.

The directors are divided into three classes, as nearly equal in number as the then total number of directors permits. Class II directors shall face re-election at our annual general meeting of shareholders in 2012 and every three years thereafter. Class III directors shall face re-election at our annual general meeting of shareholders in 2012 and every three years thereafter. Class I directors shall face re-election at our annual general meeting of shareholders in 2013 and every three years thereafter.

If the number of directors changes, any increase or decrease will be apportioned among the classes so as to maintain the number of directors in each class as nearly as possible. Any additional directors of a class elected to fill a vacancy resulting from an increase in such class will hold office for a term that coincides with the remaining term of that class. Decreases in the number of directors will not shorten the term of any incumbent director. These board provisions could make it more difficult for third parties to gain control of the Company by making it difficult to replace members of our Board of Directors.

A director may vote in respect of any contract or transaction in which he is interested, provided, however, that the nature of the interest of any director in any such contract or transaction shall be disclosed by him at or prior to its consideration and any vote on that matter. A general notice or disclosure to the directors or otherwise contained in the minutes of a meeting or a written resolution of the directors or any committee thereof that a director is a shareholder of any specified firm or company and is to be regarded as interested in any transaction with such firm or company shall be sufficient disclosure and after such general notice it shall not be necessary to give special notice relating to any particular transaction.

There are no membership qualifications for directors. Further, there are no share ownership qualifications for directors unless so fixed by us in a general meeting.

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). Mr. Zhao, Mr. Lu, Mr. Wang, Mr. Hu and Mr. Sun are our independent directors.

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

The audit committee is responsible for overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company, including the appointment, compensation and oversight of the work of our independent auditors. The audit committee consists solely of independent directors, Mr. Zhao Shudong, Mr. Nelson N.S. Wong, and Mr. Hu Jijun. Mr. Wong qualifies as the audit committee financial expert and serves as the chair of the audit committee.

The compensation committee of the board of directors reviews and makes recommendations to the board regarding our compensation policies for our officers and all forms of compensation, and also administers our incentive compensation plans and equity-based plans (but our board retains the authority to interpret those plans). The compensation committee consists solely of independent directors, Mr. Hu Jijun, Mr. Nelson N.S. Wong, and Mr. Lu Jun. Mr. Hu serves as the chair of the compensation committee.

III-3

The nominating committee of the board of directors is responsible for the assessment of the performance of the board, considering and making recommendations to the board with respect to the nominations or elections of directors and other governance issues. The nominating committee considers diversity of opinion and experience when nominating directors. The nominating committee consists solely of independent directors, Mr. Zhao Shudong, Ms. Sun Wenhui, and Mr. Lu Jun. Mr. Zhao serves as the chair of the nominating committee.

There are no other arrangements or understandings pursuant to which our directors are selected or nominated.

Duties of Directors

Under Cayman Islands law, our directors have a fiduciary duty to the Company to act in good faith in their dealings with or on behalf of the Company and exercise their powers and fulfill the duties of their office honestly. This duty has four essential elements:

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

III-4

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

Regulation S-K Item 407(c)(3):

None.

Regulation S-K Item 407(d)(4) and (5):

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). The Company has an audit committee, consisting solely of independent directors of the Company, Mr. Zhao Shudong, Mr. Nelson N.S. Wong, and Mr. Hu Jijun. Mr. Wong qualifies as the audit committee financial expert. The Company’s audit committee charter has been filed as Exhibit 99.1 to the Company’s annual report on Form 10-K for the year ended June 30, 2009 and is available on the Company’s website (www.recon.cn).

Item 11.	Executive Compensation.

The following table shows the annual compensation paid by us to Mr. Yin Shenping, our Chief Executive Officer, and Mr. Chen Guangqiang and Mr. Li Hongqi, our two most highly compensated officers other than Mr. Yin Shenping, for the years ended June 30, 2011 and 2010.

Summary Executive Compensation Table

Name and principal position	Year	Salary	Bonus	Option Awards		All Other Compensation	Total
Yin Shenping, Principal Executive Officer	2011	$80,000	$—	$0		$0	$80,000
	2010	$80,000	$—	$265,200	(1)	$0	$345,200
Chen Guangqiang, Chief Technology Officer (4)	2011	$60,000	$—	$0		$0	$60,000
	2010	$60,000	$—	$221,000	(2)	$0	$281,000
Li Hongqi, Chief Marketing Officer (4)	2011	$35,000	$—	$0		$0	$35,000
	2010	$60,000	$—	$221,000	(3)	$0	$281,000

(1)	On July 30, 2009, 60,000 share options were awarded to Yin Shenping, which options vest over a period of five years, the first 20% of which vested on July 30, 2010 and the second 20% on July 30, 2011. The grant date fair value of such options was $4.42.
(2)	On July 30, 2009, 50,000 share options were awarded to Chen Guangqiang, which options vest over a period of five years, the first 20% of which vested on July 30, 2010 and the second 20% on July 30, 2011. The grant date fair value of such options was $4.42.
(3)	On July 30, 2009, 50,000 share options were awarded to Li Hongqi, which options vest over a period of five years, the first 20% of which vested on July 30, 2010 and the second 20% on July 30, 2011. The grant date fair value of such options was $4.42. Li subsequently resigned from his position as Chief Marketing Officer on January 31, 2011. At a result, Li forfeited 50,000 share options and retains 0 share options.

III-5

(4)	Chen and Li did not qualify as named executive officers in the years ended on June 20, 2010 and 2011 but for option awards which have a grant date fair value in excess of $100,000.

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

Summary Director Compensation Table

Name(1)	Fees earned or paid in cash	Option Awards	Total(2)
Nelson N.S. Wong	$8,000	$—	$8,000
Hu Jijun	$8,000	$—	$8,000
Liao Xiaorong(3)	$4,000	$—	$4,000
Zhao Shudong	$4,000	$—	$4,000
Lu Jun	$4,000	$—	$4,000
Sun Wenhui	$4,000	$—	$4,000
Dennis O. Laing(3)	$8,000	$—	$8,000

(1)	Compensation for our directors Yin Shenping, Chen Guangqiang and Li Hongqi, who also serve as executive officers, is fully disclosed in the executive compensation table.

(2)	None of the directors received any ordinary share awards, nonqualified deferred compensation earnings or non-equity incentive plan compensation in fiscal year 2011.
(3)	Payments were made to former directors in fiscal year 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	193,000	$6.00	597,362

PRINCIPAL SHAREHOLDERS

The following table sets forth information with respect to beneficial ownership of our ordinary shares as of the date of this report, for each person known by us to beneficially own 5% or more of our ordinary shares, and all of our executive officers and directors individually and as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as indicated below, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 4,029,011 Shares, which consists of 3,951,811 Shares outstanding as of January 31, 2012 and 77,200 vested options. Our major shareholders do not possess voting rights that differ from our other shareholders. The address of each of the below shareholders is c/o Recon Technology Ltd, Room 1902, Building C, King Long International Mansion, 9 Fulin Road, Beijing 100107 China.

III-6

	Amount of Beneficial Ownership	Percentage Ownership
Mr. Yin Shenping (1)	643,761	15.98%
Mr. Chen Guangqiang (2)	639,761	15.88%
Mr. Liu Hui	375,156	9.31%
Mr. Chen Yiquan	458,525	11.38%
Mr. Hu Jijun (3)	6,000	* %
Mr. Nelson Wong (4)	7,200	* %
Total	2,130,403	57.14%
Directors and Executive Officers as a Group (five members)	1,316,722	32.68%

(1)	Includes 24,000 options to purchase ordinary shares which vested on July 30, 2011.
(2)	Includes 20,000 options to purchase ordinary shares which vested on July 30, 2011.
(3)	Includes 6,000 options to purchase ordinary shares which vested on July 30, 2011.
(4)	Includes 7,200 options to purchase ordinary shares which vested on July 30, 2011.
(5)	Includes (a) 77,200 options to purchase ordinary shares which vested on July 30, 2011 and (b) 1,239,522 ordinary shares, held by executive officers and directors.
*	Less than 1%.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Because we do not have access certification to Jidong Oilfield, Nanjing Recon, one of our Domestic Companies, conducted transactions with Jidong Oilfield through Beijing Yabeinuoda Technology Development Co. Ltd. (“Yabeinuoda), which has access certification to the oilfield and wherein Mr. Yin holds 14% of shares. In the year ended June 30, 2011, Nanjing Recon sold ¥17,780,350 ($2,750,673) of goods and services to Yabeinuoda.  During the same period, Nanjing Recon has accounts receivables from Yabeinuoda in the amount of ¥23,077,900 ($3,570,220) as of June 30, 2011, and ¥1,220,000 was received as of September 30, 2011. Below is a summary of trade accounts receivable with related parties as of June 30, 2010 and 2011, respectively.

One of the owners of BHD, one of our Domestic Companies, is a 2.06% minority owner of Beijing Aerda Oil Technology Co. Ltd. (“Aerda”). The trade accounts receivable from Aerda was generated primarily from the sale of equipment for oil and gas production. One of the owners of ENI, the Company’s previous VIE which was deconsolidated on December 16, 2010, and his wife collectively controlled Zhongjiyan Technology (Beijing) Co., Ltd, (“Zhongjiyan”). The trade accounts receivable from Zhongjiyan was generated primarily from the sale of equipment for oil and gas production.

	June 30, 2010	June 30, 2011	June 30, 2011
	RMB	RMB	U.S. Dollars
Beijing Yabeinuoda Science and Technology Co. Ltd.	¥24,461,800	¥23,077,900	$3,570,220
Beijing Aerda Oil Technology Co. Ltd.	—	3,090,000	478,032
Zhongjiyan Technology (Beijing) Co. Ltd	11,468,484	—	—
	¥35,930,284	26,167,900	4,048,252
Allowance for doubtful accounts	—	(184,728)	(28,578)
Trade accounts receivables - related parties, net	¥35,930,284	¥25,983,172	$4,019,674

III-7

Nanjing Recon also made advance payments in the amount of ¥989,828 ($153,129) to one of its suppliers, Nanjing Youkong Information Technology Co. Ltd. (“Youkong”) for the year ended June 30, 2011. Mr. Yin is a 20% owner of Youkong. Below is a summary of purchase advances to related parties as of June 30, 2010 and 2011, respectively. One of the owners of ENI and his wife collectively controlled Raytheon Energy (Group) Co., Ltd Co., Ltd.

	June 30, 2010	June 30, 2011	June 30, 2011
	RMB	RMB	U.S. Dollars
Nanjing Youkong Information Technology Co., Ltd	¥356,628	¥989,828	$153,129
Raytheon Energy(Group) Co., Ltd	9,580,400	—	—
Total	¥9,937,028	¥989,828	$153,129

ENI purchased goods and services from and made advance payments to Shandong Kubo Oil Technology Co. Ltd. (“Kubo”), an entity in which Mr. Li Hongliang (Li Hongqi’s brother) and Ms. Wu Jin (Li Hongqi’s wife) hold 100% interest. During the period through December 15, 2010 for the year ended June 30, 2011, ENI purchased ¥5,358,000 ($905,012) of goods and services from Kubo.

During the period through December 15, 2010 for the year ended June 30, 2011, ENI sold ¥8,991,025 ($1,390,939) of hardware to Zhongjiyan.

In addition, included in the Company’s other receivables as of June 30, 2011 were amounts “due from ENI” which represents a working capital loan to ENI. The loan balance had been in intercompany balances and was eliminated in the Company’s unaudited condensed consolidated financial statements before the deconsolidation of ENI. It was reclassified to other receivables after ENI ceased to be a VIE of the Company on December 16, 2010. In January 2012, ENI agreed to repay the loan on a determined payment schedule, and interest is accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest will be repaid over three years on a quarterly basis. The first four payments are set at RMB 1.2 million each. Accordingly, the current and non-current portion of the amount due from ENI is determined to be RMB 4.8 million and RMB 12,971,481, respectively.

The Company also had short-term borrowings from related parties. Below is a summary of the Company’s short-term borrowings due to related parties as of June 30, 2010 and 2011, respectively.

	June 30, 2010	June 30, 2011	June 30, 2011
	RMB	RMB	U.S. Dollars

Due-on-demand borrowings from Founders, no interest	¥376,377	¥46,377	$7,175
Short-term borrowing from a Founder's family member, 6% annual interest, matures on May 4, 2011 and 2012, respectively	204,495	216,765	33,535
Short-term borrowing from a Founder’s family member, no interest, matures on November 15, 2011	—	50,000	7,735
Short-term borrowing from a Founder’s family member, 6% annual interest, matures on December 9, 2010 and 2011, respectively	44,605	47,281	7,314
Short-term borrowings from a Founder’s family member, 6% annual interest, matures on December 31, 2010	6,200,000	—	—
Short-term borrowings from management, 6% annual interest, matures on December 8, 2010 and 2011, respectively	517,980	550,976	85,237
Total short-term borrowings - related parties	¥7,343,457	¥911,399	$140,996

Other than as described herein, no transactions required to be disclosed under Item 404 of Regulation S-K have occurred since the beginning of the Company’s last fiscal year.

III-8

Director Independence

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). Messers. Wong, Hu, Zhao, Lu and Sun are our independent directors.

Item 14.	Principal Accountant Fees and Services.

Marcum Bernstein & Pinchuk LLP (“MarcumBP”) was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2011. Audit services provided by MarcumBP for fiscal 2011 included the examination of the consolidated financial statements of the Company’s and services related to periodic filings made with the SEC. On December 8, 2011, the Audit Committee of the Registrant’s Board of Directors voted to dismiss MarcumBP. During the interim period ended on March 31, 2011 and through December 8, 2011, the Registrant has had no disagreements with MarcumBP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MarcumBP, would have caused MarcumBP to make reference to the subject matter of such disagreements in its report on the Registrant’s financial statements for such period.

On December 9, 2011, the Registrant engaged Friedman LLP (“Friedman”) as its independent registered public accounting firm to audit the Registrant’s financial statements. The decision to engage Friedman was recommended by the Audit Committee of the Registrant’s Board of Directors. The Registrant did not make any payments to Friedman during the fiscal year ended June 30, 2011.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal 2011, MarcumBP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements were $140,000.

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

Audit Related Fees

During fiscal 2011, the Company paid MarcumBP $24,362 for audit-related services. These services consisted of advice relating to SEC matters and the filing of a registration statement.

During fiscal 2010, the Company paid Bernstein & Pinchuk LLP $14,750 for audit-related services. These services consisted of advice relating to SEC matters and the filing of a registration statement.

During fiscal 2011, the Company paid Hansen Barnett & Maxwell, P.C. $14,350 for audit-related services. These services related to the filing of a registration statement.

During fiscal 2010, the Company paid Hansen Barnett & Maxwell, P.C. $35,277 for audit-related services. These services related to the filing of a registration statement.

Tax Fees

The Company did not pay MarcumBP for tax services in fiscal 2011.

The Company did not pay Bernstein & Pinchuk LLP for tax services in fiscal 2010.

All Other Fees

The Company did not pay MarcumBP for any other services in fiscal 2011.

III-9

The Company did not pay Bernstein & Pinchuk LLP for any other services in fiscal 2010.

Audit Committee Pre-Approval Policies

Before Hansen Barnett & Maxwell, P.C., Bernstein & Pinchuk LLP, MarcumBP and Friedman were engaged by the Company to render audit or non-audit services, their engagements were approved by the Company’s audit committee. All services rendered by Hansen Barnett & Maxwell, P.C., Bernstein & Pinchuk LLP, MarcumBP and Friedman have been so approved.

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Number	Exhibit

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

III-10

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

14.1	Code of Ethics of the Company. (2)

21.1	List of subsidiaries of the Company. (3)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

III-11

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

99.1	Audit Committee Charter (2)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Incorporated by reference to the Company’s Annual Report of Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on September 28, 2009.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed on January 31, 2012.
(4)	Filed herewith.
III-12

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

January 31, 2012	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Yin Shenping	Chief Executive Officer and Director	January 31, 2012
Yin Shenping	(Principal Executive Officer)

/s/ Chen Guangqiang	Chief Technology Officer and Director	January 31, 2012
Chen Guangqiang

/s/ Zhao Shudong	Director	January 31, 2012
Zhao Shudong

/s/ Lu Jun	Director	January 31, 2012
Lu Jun

/s/ Nelson N.S. Wong	Director	January 31, 2012
Nelson N.S. Wong

/s/ Hu Jijun	Director	January 31, 2012
Hu Jijun

/s/ Sun Wenhui	Director	January 31, 2012
Sun Wenhui

RECON TECHNOLOGY, LTD

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	PAGE
Reports of Independent Registered Public Accounting Firms Consolidated Balance Sheets as of June 30, 2011 and 2010	F-2 F-4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended June 30, 2011 and 2010	F-5
Consolidated Statements of Cash Flows for the Years Ended June 30, 2011 and 2010 Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 30, 2011 and 2010	F-6 F-7
Notes to the Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Recon Technology, Ltd.

We have audited the accompanying consolidated balance sheet of Recon Technology, Ltd. as of June 30, 2011, and the consolidated related statements of operations and comprehensive loss, cash flows and changes in shareholders’ equity for the year then ended. Recon Technology, Ltd.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Recon Technology, Ltd. as of June 30, 2011, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

January 31, 2012

To the Board of Directors and Stockholders of

Recon Technology, Ltd

We have audited the accompanying consolidated balance sheet of Recon Technology, Ltd (the “Company”) as of June 30, 2010 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended June 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Recon Technology, Ltd at June 30, 2010, and the results of its operations and its cash flows for the year ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

New York, NY

September 27, 2010

RECON TECHNOLOGY, LTD

CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥12,142,957	¥3,485,944	$539,286
Trade accounts receivable, net	53,495,706	22,329,705	3,454,472
Trade accounts receivable- related parties, net	35,930,284	25,983,172	4,019,674
Notes receivable	—	1,276,574	197,490
Other receivables, net	9,694,035	6,128,794	948,143
Other receivables- related parties	3,156,512	4,383,000	678,063
Purchase advances	36,614,374	12,152,896	1,880,089
Purchase advances- related parties	9,937,028	989,828	153,129
Prepaid expenses	766,638	1,016,299	157,224
Inventories	13,150,911	22,576,094	3,492,589
Deferred tax assets	275,960	458,133	70,875
Total Current Assets	175,164,405	100,780,439	15,591,034

Other receivables	—	12,971,481	2,006,727
Property and equipment, net	1,482,881	1,132,425	175,190
Total Assets	¥176,647,286	¥114,884,345	$17,772,951

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	¥16,536,796	¥6,320,488	$977,798
Other payables	3,034,832	1,960,924	303,361
Other payables - related party	61,477	61,477	9,511
Deferred income	4,267,711	2,420,497	374,458
Advances from customers	439,761	782,945	121,126
Accrued payroll and employees' welfare	360,540	157,824	24,416
Accrued expenses	290,803	345,015	53,375
Taxes payable	20,203,104	7,192,123	1,112,643
Short-term bank loan	—	5,000,000	773,515
Short-term borrowings	5,024,881	1,743,286	269,692
Short-term borrowings - related parties	7,343,457	911,399	140,996
Total Current Liabilities	¥57,563,362	¥26,895,978	$4,160,891

Commitments and Contingencies

Equity
Ordinary shares (U.S. $0.0185 par value, 25,000,000 shares authorized; 3,951,811 shares issued and outstanding)	¥529,979	¥529,979	$81,989
Additional paid-in capital	69,257,098	65,877,686	10,191,474
Appropriated retained earnings	3,755,503	2,058,429	318,445
Unappropriated retained earnings	36,034,500	13,495,199	2,087,747
Accumulated other comprehensive loss	(76,997)	(288,897)	(44,693)
Total Controlling Shareholders’ Equity	109,500,083	81,672,396	12,634,962
Non-controlling Interest	9,583,841	6,315,971	977,099
Total Equity	119,083,924	87,988,367	13,612,061
Total Liabilities and Equity	¥176,647,286	¥114,884,345	$17,772,952

The accompanying notes are an integral part of these consolidated financial statements.

 RECON TECHNOLOGY, LTD
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended June 30,
	2010	2011	2011
	RMB	RMB	U.S. Dollars

Revenues - third party
Hardware	¥70,876,696	¥41,677,918	$6,447,698
Services	750,769	—	—
Software	7,901,709	2,111,111	326,595
	79,529,174	43,789,029	6,774,293
Revenues - related parties
Hardware	37,474,958	19,899,438	3,078,502
Total revenues	117,004,132	63,688,467	9,852,795

Cost of revenues	67,593,524	43,469,506	6,724,862
Gross profit	49,410,608	20,218,961	3,127,933

Selling and distribution expenses	8,198,742	7,736,091	1,196,796
General and administrative expenses	13,269,162	32,055,652	4,959,105
Operating expenses	21,467,904	39,791,743	6,155,901

Income (loss) from operations	27,942,704	(19,572,782)	(3,027,968)

Subsidy income	2,132,880	822,545	127,250
Interest income	10,476	1,463	226
Interest expense	(214,431)	(564,654)	(87,354)
Other income	444,567	279,664	43,265
Loss on deconsolidation	—	(8,989,614)	(1,390,720)
Net income (loss) before income tax	30,316,196	(28,023,378)	(4,335,301)

Provision for income tax	(7,504,877)	(665,146)	(102,900)
Net income (loss)	22,811,319	(28,688,524)	(4,438,201)
Net income attributable to non-controlling interest	(2,752,780)	(347,851)	(53,814)
Net income (loss) attributable to ordinary shareholders	¥20,058,539	¥(29,036,375)	$(4,492,015)

Net income (loss)	¥22,811,319	¥(28,688,524)	$(4,438,201)
Other comprehensive income (loss)
Foreign currency translation adjustment	(85,552)	(211,900)	(32,782)
Comprehensive income (loss)	22,725,767	(28,900,424)	(4,470,983)
Comprehensive (income) loss attributable to non-controlling interests	(2,744,225)	(324,307)	(50,171)
Comprehensive income (loss) attributable to ordinary shareholders	¥19,981,542	¥(29,224,731)	$(4,521,154)

Earnings (loss) per ordinary share - basic	¥5.26	¥(7.35)	$(1.14)
Earnings (loss) per ordinary share - diluted	¥5.23	¥(7.35)	$(1.14)
Weighted average shares - basic	3,812,085	3,951,811	3,951,811
Weighted average shares - diluted	3,836,469	3,951,811	3,951,811

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2010	2011	2011
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net income (loss)	¥22,811,319	¥(28,688,524)	$(4,438,201)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on deconsolidation	—	8,989,614	1,390,720
Depreciation	368,804	361,837	55,977
Loss from disposal of office equipment	9,715	—	—
Stock based payment	1,623,034	1,420,588	219,769
Deferred tax benefit	(2,641,185)	(182,173)	(28,183)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(9,742,223)	7,406,206	1,145,762
Trade accounts receivable - related parties, net	(28,121,484)	9,947,112	1,538,848
Notes receivbale	—	(1,276,574)	(197,490)
Other receivables, net	(4,773,823)	3,987,998	616,955
Other receivables - related parties, net	(3,086,113)	(1,226,488)	(189,741)
Purchase advances, net	(30,977,292)	18,150,896	2,807,998
Purchase advances - related parties, net	(9,864,000)	8,947,200	1,384,158
Prepaid expenses	(428,566)	(269,661)	(41,717)
Inventories	(2,440,893)	(23,287,337)	(3,602,620)
Trade accounts payable	745,951	(4,747,743)	(734,490)
Other payables	236,681	(1,183,142)	(183,036)
Other payables - related party	(73,579)	133,206	20,607
Deferred income	1,906,106	(1,795,986)	(277,844)
Advances from customers	(470,454)	334,678	51,776
Accrued payroll and employees' welfare	(32,534)	(176,235)	(27,264)
Accrued expenses	28,720	54,212	8,387
Taxes payable	11,020,428	(3,231,315)	(499,894)
Net cash used in operating activities	(53,901,388)	(6,331,632)	(979,523)

Cash flows from investing activities:
Purchases of property and equipment	(260,214)	(173,089)	(26,777)
Effect on cash due to deconsolidating VIE	—	(2,256,305)	(349,057)
Net cash used in investing activities	(260,214)	(2,429,394)	(375,834)

Cash flows from financing activities:
Proceeds from stock issuance	59,318,949	—	—
Proceeds from short-term bank loan	—	5,000,000	773,515
Proceeds from short-term borrowings	10,697,239	168,317	26,039
Proceeds from other receivables - loans	1,829,770	3,216,000	497,525
Repayments to short-term borrowings	(4,817,070)	—	—
Repayments to other receivables - loans	(3,366,512)	(5,343,082)	(826,590)
Repayments of short-term borrowings - related parties	—	(2,700,000)	(417,698)
Net cash provided by financing activities	63,662,376	341,235	52,791

Effect of exchange rate fluctuation on cash and cash equivalents	(85,552)	(237,222)	(36,700)

Net increase (decrease) in cash and cash equivalents	9,415,222	(8,657,013)	(1,339,266)
Cash and cash equivalents at beginning of year	2,727,735	12,142,957	1,878,552
Cash and cash equivalents at end of year	¥12,142,957	¥3,485,944	$539,286

Supplemental cash flow information
Cash paid during the year for interest	¥6,000	¥401,529	$62,118
Cash paid during the year for taxes	¥2,223,959	¥3,700,671	$572,505

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares
	Number of Shares	Amount	Additional Paid-in Capital	Statutory Reserves	Retained Earnings	Accumulated Other Comprehensive Loss	Controlling Shareholders' Equity	Non-controlling Interest	Total Equity
		(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)

Balance, June 30, 2009	2,139,203	¥300,534	¥8,732,266	¥1,687,772	¥18,043,692	¥—	¥28,764,264	¥6,839,616	¥35,603,880
Issuance of common stock	1,700,000	215,190	59,103,759	—	—	—	59,318,949	—	59,318,949
Conversion of redeemable stock to common stock	112,608	14,255	1,420,087	—	—	—	1,434,342	—	1,434,342
Deferred listing cost	—	—	(1,622,048)	—	—	—	(1,622,048)	—	(1,622,048)
Stock based payment	—	—	1,623,034	—	—	—	1,623,034	—	1,623,034
Net income for the year	—	—	—	—	20,058,539	—	20,058,539	2,752,780	22,811,319
Appropriation of statutory reserves	—	—	—	2,067,731	(2,067,731)	—	—		—
Foreign currency translation adjustment	—	—	—	—	—	(76,997)	(76,997)	(8,555)	(85,552)
Balance, June 30, 2010	3,951,811	¥529,979	¥69,257,098	¥3,755,503	¥36,034,500	¥(76,997)	¥109,500,083	¥9,583,841	¥119,083,924
Effect on deconsolidating a VIE			(4,800,000)	(2,048,669)	6,848,669	—		(3,592,177)	(3,592,177)
Stock based payment	—	—	1,420,588	—	—	—	1,420,588	—	1,420,588
Net loss for the year	—	—	—	—	(29,036,375)	—	(29,036,375)	347,851	(28,688,524)
Appropriation of statutory reserves	—	—	—	351,595	(351,595)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(211,900)	(211,900)	(23,544)	(235,444)
Balance, June 30, 2011	3,951,811	¥529,979	¥65,877,686	¥2,058,429	¥13,495,199	¥(288,897)	¥81,672,396	¥6,315,971	¥87,988,367

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                     ORGANIZATION AND NATURE OF OPERATIONS

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

Based on these exclusive agreements, the Company consolidated BHD, Nanjing Recon and ENI (through December 15, 2010 only) as VIEs as required by Accounting Standards Codification (ASC) Topic 810, Consolidation because the Company was the primary beneficiary of the VIEs.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On August 28, 2000, a Founder of the Company purchased a controlling interest in BHD which was organized under the laws of the PRC on June 29, 1999.Through December 15, 2010, the Founders held 67.5% ownership in BHD. From December 16, 2010 to June 30, 2011, Messers. Yin Shenping and Chen Guangqiang held 79.99% ownership interest of BHD. BHD is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest are the remaining amount (10%).

On July 4, 2003, Nanjing Recon was organized under the laws of the PRC. On August 27, 2007, the Founders of the Company purchased a majority ownership of Nanjing Recon from a related party who was a majority owner of Nanjing Recon. Through December 15, 2010, the Founders held 80% ownership interest in Nanjing Recon. From December 16, 2010 to June 30, 2011, Messers. Yin Shenping and Chen Guangqiang held 80% ownership interest of Nanjing Recon. Nanjing Recon is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest are the remaining amount (10%).

On January 21, 2003, ENI was organized under the laws of the PRC. On December 16, 2010 in light of the change of the ownership in ENI, the Company ceased to have the power to direct the activities of ENI which most significantly impact its economic performance as of that date. As a result, ENI ceased to be a VIE of the Company on December 16, 2010. Founders of the Company owned a controlling interest of ENI through December 15, 2010 by holding 80% ownership interest in ENI. However, from December 16, 2010 to June 30, 2011,the Founders did not own any interest in ENI. Based on ASC Topic 810, ENI was combined and consolidated with the Company from January 1, 2008, the date of the exclusive agreements, through December 15, 2010 when the Company ceased to have control over ENI. From January 1, 2008 through December 15, 2010, the Company allocated profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest were the remaining amount (10%).

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The consolidated financial statements as of and for the year ended June 30, 2011 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers and are unaudited. The translation has been made at the rate of ¥6.464= US$1.00, the approximate exchange rate prevailing on June 30, 2011. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Subsidy Income - The Company received grants of ¥2,132,880 and ¥822,545 ($127,250) from the local government for the year ended June 30, 2010 and 2011, respectively. Grants given by the government were to support local software companies’ operation and research and development. Grants related to research and development projects are recognized as subsidy income in the consolidated statements of operations when received. Grants in form of value-added-tax refund for software products are recognized when received.

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

Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Income tax returns for the year prior to 2008 are no longer subject to examination by tax authorities.

Earnings per Share (“EPS”) - Basic EPS is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding. Diluted EPS are computed by dividing net income (loss) attributable to ordinary shareholders by the weighted-average number of ordinary shares and dilutive potential ordinary share equivalents outstanding.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not materially affect its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statements of changes in equity. ASU 2011-05 requires that all non-owner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not change the presentation of its consolidated financial statements.

NOTE 3. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following at June 30, 2010 and 2011:

	June 30, 2010	June 30, 2011	June 30, 2011
Third Party	RMB	RMB	U.S. Dollars
Trade accounts receivable	¥54,585,037	¥25,184,288	$3,896,084
Allowance for doubtful accounts	(1,089,331)	(2,854,583)	(441,612)
Trade accounts receivable, net	¥53,495,706	¥22,329,705	$3,454,472

	June 30, 2010	June 30, 2011	June 30, 2011
Related Party	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥24,461,800	¥23,077,900	$3,570,220
Beijing Aerda Oil Technology Co. Ltd.	—	3,090,000	478,032
Zhongjiyan Technology (Beijing) Co. Ltd	11,468,484	—	—
Total	¥35,930,284	26,167,900	4,048,252
Allowance for doubtful accounts	—	(184,728)	(28,578)
Trade accounts receivables - related parties, net	¥35,930,284	¥25,983,172	$4,019,674

One of the Founders is a 14% minority owner of Beijing Yabei Nuoda Science and Technology Co. Ltd. (translated name, known herein as “Yabei Nuoda”). Such ownership in Yabei Nuoda was subsequently reduced to zero on November 29, 2011. The receivable from Yabei Nuoda was generated primarily from the sale of automation system and services based on written contracts.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

One of the owners of BHD, a VIE of the Company, is a 2.06% minority owner of Beijing Aerda Oil Technology Co. Ltd. (translated name, known herein as “Aerda”). The receivable from Aerda was generated primarily from the sale of equipment for oil and gas production based on written contracts.

One of the owners of ENI, the Company’s previous VIE which was deconsolidated on December 16, 2010, and his wife collectively controlled Zhongjiyan Technology (Beijing) Co., Ltd, (translated name, known herein as “Zhongjiyan”). The accounts receivable from Zhongjiyan was generated primarily from the sale of equipment for oil and gas production based on written contracts.

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following at June 30, 2010 and 2011:

Third Party	June 30, 2010	June 30, 2011	June 30, 2011
Current Portion	RMB	RMB	U.S. Dollars
Due from ENI	¥—	¥4,800,000	$742,574
Deposit for inventory purchase	7,930,268	—	—
Loans to third parties	567,470	255,730	39,562
Business advance to staff	1,186,807	1,141,279	176,559
Deposits for projects	80,000	99,600	15,409
Others	83,547	31,820	4,923
Allowance for doubtful accounts	(154,057)	(199,635)	(30,884)
Total	¥9,694,035	¥6,128,794	$948,143

	June 30, 2010	June 30, 2011	June 30, 2011
Non-Current Portion	RMB	RMB	U.S. Dollars
Due from ENI	¥—	¥12,971,481	$2,006,727
Total	¥—	¥12,971,481	$2,006,727

Due from ENI represents a working capital loan to ENI. The loan balance had been in intercompany balances and was eliminated in the Company’s unaudited condensed consolidated financial statements before the deconsolidation of ENI. It was reclassified to other receivables after ENI ceased to be a VIE of the Company on December 16, 2010. In January 2012,ENI agreed to repay the loan on a determined payment schedule, and interest is accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest will be repaid over three years on a quarterly basis. The first four payments are set at RMB 1.2 million each. Accordingly, the current and non-current portion of the amount due from ENI is determined to be RMB 4.8 million and RMB 12,971,481, respectively.

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

Other receivables - related parties represent loans to related parties for working capital advances to entities under common control. Such advances are due-on-demand and non-interest bearing.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of the other receivables - related parties as of June 30, 2010 and 2011.

	June 30, 2010	June 30, 2011	June 30, 2011
Related Party	RMB	RMB	U.S. Dollars
Beijing Aerda Oil Technology Co. Ltd.	¥—	¥3,692,600	$571,256
Beijing Yabei Nuoda Science and Technology Co. Ltd.	—	620,000	95,916
Beijing Yuandaweiye Technology Development Co., Ltd.	3,086,112	—	—
Xiamen Huasheng Haitian Computer Network Co. Ltd.	70,400	70,400	10,891
Total	¥3,156,512	¥4,383,000	$678,063

One of the Founders is a 14% minority owner of Beijing Yabei Nuoda Science and Technology Co. Ltd. (translated name, known herein as “Yabei Nuoda”). Such ownership in Yabei Nuoda was subsequently reduced to zero on November 29, 2011.

One of the owners of BHD, a VIE of the Company, is a 2.06% minority owner of Beijing Aerda Oil Technology Co. Ltd. (translated name).

One of the owners of ENI, the Company’s previous VIE which was deconsolidated on December 16, 2010, controlled Beijing Yuandaweiye Technology Development Co., Ltd. (translated name).

One of the Founders and his family member collectively owns 57% of Xiamen Huasheng Haitian Computer Co. Ltd.

NOTE 6. PURCHASE ADVANCES

Purchase advances consisted of the following at June 30, 2010 and 2011:

	June 30, 2010	June 30, 2011	June 30, 2011
Third Party	RMB	RMB	U.S. Dollars

Prepayment for inventory purchase	¥36,356,066	¥12,558,296	$1,942,806
Service fee	258,308	-	-
Allowance for doubtful accounts	-	(405,400)	(62,717)
Purchase advances	¥36,614,374	¥12,152,896	$1,880,089

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of purchase advances to related parties.

	June 30, 2010	June 30, 2011	June 30, 2011
Related Party	RMB	RMB	U.S. Dollars
Nanjing Youkong Information Technology Co., Ltd	¥356,628	¥989,828	$153,129
Raytheon Energy(Group) Co., Ltd	9,580,400	—	—
Total	¥9,937,028	¥989,828	$153,129

One of the Founders is a 20% owner of Nanjing Youkong Information Technology Co. Ltd. (translated name).

One of the owners of ENI, the Company’s previous VIE which was deconsolidated on December 16, 2010, and his wife collectively controlled Raytheon Energy (Group) Co., Ltd Co., Ltd.

NOTE 7. INVENTORIES

Inventories consisted of the following at June 30, 2010 and 2011:

	June 30, 2010	June 30, 2011	June 30, 2011
	RMB	RMB	U.S. Dollars
Small component parts	¥310,381	¥40,716	$6,299
Purchased goods and raw materials	5,721,871	—	—
Work in process	—	6,913,528	1,069,543
Finished goods	7,118,659	15,621,850	2,416,747
Total inventories	¥13,150,911	¥22,576,094	$3,492,589

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2010 and 2011:

	June 30, 2010	June 30, 2011	June 30, 2011
	RMB	RMB	U.S. Dollars
Motor vehicles	¥1,796,955	¥1,838,720	$284,455
Office equipment and fixtures	450,715	409,356	63,329
Leasehold improvement	426,181	—	—
Total property and equipment	2,673,851	2,248,076	347,784
Less: Accumulated depreciation	(1,190,970)	(1,115,651)	(172,594)
Property and equipment, net	¥1,482,881	¥1,132,425	$175,190

Depreciation expense was ¥368,804 and ¥361,837 ($55,977) for the years ended June 30, 2010 and 2011, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OTHER PAYABLES

Other payables consisted of the following at June 30, 2010 and 2011:

	June 30, 2010	June 30, 2011	June 30, 2011
Third Party	RMB	RMB	U.S. Dollars
Service	¥—	¥1,239,968	$191,827
Freight	—	421,743	65,245
Due to ENI	—	148,000	22,896
Expenses paid by third-parties on behalf of Recon	132,884	18,007	2,786
Expenses paid by the owner on behalf of Recon	—	133,206	20,607
Loans from third-party companies	2,183,965	—	—
Loans from third-party individuals	223,448	—	—
Rental	441,921	—	—
Others	52,614		—
Total other payables – third party	¥3,034,832	¥1,960,924	$303,361

Loans from third-party companies were mainly borrowed for supplemental working capital by BHD in the amount of ¥1,100,000 and by Nanjing Recon in the amount of ¥1,083,965 as of June 30, 2010. These loans are due on demand bearing no interest. As of June 30, 2011, such loan was reclassified to (due-on-demand borrowing) in Note 13.

	June 30, 2010	June 30, 2011	June 30, 2011
Related Party	RMB	RMB	U.S. Dollars
Due to Yabei Nuoda (A)	¥61,477	¥61,477	$9,511
Total other payables – related party	¥61,477	¥61,477	$9,511

(A)  The amount is consisted primarily of an advance from Yabei Nuoda for RMB 60,000 to supplement the Company’s working capital. The advance is payable on demand and non-interest bearing.

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

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2010 and June 30, 2011, the balance of total statutory reserves was ¥3,755,503 and ¥2,058,429 ($318,445), respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On December 31, 2010, the Company held the annual board meeting and accepted resignation of some directors. Based on the Company’s stock incentive plan, no options may be exercised more than 3 months after termination of employment. Since those directors left at the time of the annual meeting in December 2010, their options had expired as of June 30, 2011. Thus, 100,000 options were forfeited and reallocated back into the Company’s incentive pool.

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

Thus for the calendar year 2009, Nanjing Recon is subject to an income tax rate of 25%. For calendar year 2010, the Company reapplied for hi-technology enterprise approval and has passed all relevant reviews. Thus, for the calendar year 2010 and 2011, Nanjing Recon is subject to an income tax rate of 15%.

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November 25, 2009 and is subject to an income tax rate of 15% for calendar year 2009, 2010 and 2011. This qualification certificate will stay effective until the certificate matures in 2011.

Deferred tax assets are comprised of the following:

	June 30, 2010	June 30, 2011	June 30, 2011
	RMB	RMB	U.S. Dollars
Allowance for doubtful receivables	¥275,960	¥458,133	$70,875
Total deferred income tax assets	¥275,960	¥458,133	$70,875

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of income taxes at the calculated statutory rates:

	For the year ended June 30, 2010	For the year ended June 30, 2011	For the year ended June 30, 2011
	RMB	RMB	U.S. Dollars
Income tax calculated at statutory rates	¥9,275,102	¥945,266	$146,236
Nondeductible expenses (non-taxable income)	70,590	221,369	34,246
Benefit of favorable rate for high-technology companies	(1,683,080)	(378,107)	(58,494)
Benefit of revenue exempted from enterprise income tax	(157,735)	(123,382)	(19,088)
Provision for income tax	¥7,504,877	¥665,146	$102,900

	For the year ended June 30, 2010	For the year ended June 30, 2011	For the year ended June 30, 2011
	RMB	RMB	U.S. Dollars
Current income tax	¥10,146,062	¥847,319	$131,083
Deferred income tax benefit	(2,641,185)	(182,173)	(28,183)
Provision for income tax	¥7,504,877	¥665,146	$102,900

NOTE 12. SHORT-TERM BANK LOAN

Short-term bank loan consist of the following:

	June 30, 2010	June 30, 2011	June 30, 2011
	RMB	RMB	U.S. Dollars
Beijing Bank, with a floating interest rate (CHIBOR) from 5.56% to 6.06% annually, (repaid on December 22, 2011)	¥—	¥5,000,000	$773,515
Total short-term bank loan	¥—	¥5,000,000	$773,515

The interest expense for the short-term bank loan was ¥0 and ¥143,698 ($22,230) for the year ended June 30, 2010 and 2011, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. SHORT-TERM BORROWINGS

Short-term borrowings are generally extended upon maturity and they consisted of the following:

	June 30, 2010	June 30, 2011	June 30, 2011
Short-term borrowings due to non-related parties:	RMB	RMB	U.S. Dollars
Due-on-demand borrowing, no interest	¥1,224,888	¥—	$—

Short-term borrowings, no interest, matures on October 22, 2010	140,000	—	—
Short-term borrowing, 6% annual interest, matures on November 10, 2010 and 2011, respectively	960,000	1,017,600	157,426
Short-term borrowing, 6% annual interest, matures on December 9, 2010 and 2011, respectively	212,911	225,686	34,914
Short-term borrowings, no interest, matures on Dec. 27, 2010	411,500	—	—
Short-term borrowings, no interest, matures on May 24, 2011	1,575,582	—	—
Short-term borrowings, interest at 1.2% per month, matures on May 19, 2011 and 2012, respectively	500,000	500,000	77,352
Total short-term borrowings - non-related parties	¥5,024,881	¥1,743,286	$269,692

The interest expenses for short-term borrowings due to non-related parties are ¥86,794 and ¥138,567 ($21,437) for the year ended June 30, 2010 and 2011, respectively.

	June 30, 2010	June 30, 2011	June 30, 2011
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars

Due-on-demand borrowings from Founders, no interest	¥376,377	¥46,377	$7,175
Short-term borrowing from a Founder's family member, 6% annual interest, matures on May 4, 2011 and 2012, respectively	204,495	216,765	33,535
Short-term borrowing from a Founder's family member, no interest, matures on November 15, 2011	—	50,000	7,735
Short-term borrowing from a Founder's family member, 6% annual interest, matures on December 9, 2010 and 2011, respectively	44,605	47,281	7,314
Short-term borrowings from a Founder's family member, 6% annual interest, matures on December 31, 2010	6,200,000	—	—
Short-term borrowings from management, 6% annual interest, matures on December 8, 2010 and 2011, respectively	517,980	550,976	85,237
Total short-term borrowings - related parties	¥7,343,457	¥911,399	$140,996

The interest expenses for short-term borrowings due to related parties are ¥127,314 and ¥131,758 ($20,383) for the year ended June 30, 2010 and 2011, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2010
	ENI	BHD	Nanjing Recon	Total	Total
	RMB	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,200,000	¥1,651,000	¥200,000	¥3,051,000	$448,110
Unappropriated retained earnings	2,392,177	1,925,052	2,224,168	6,541,397	960,755
Accumulated other comprehensive loss	(3,204)	(3,190)	(2,162)	(8,556)	(1,257)
Total non-controlling interest	¥3,588,973	¥3,572,862	¥2,422,006	¥9,583,841	$1,407,608

	As of June 30, 2011
	ENI	BHD	Nanjing Recon	Total	Total
	RMB	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥—	¥1,651,000	¥200,000	¥1,851,000	$286,355
Unappropriated retained earnings	—	2,272,903	2,224,168	4,497,071	695,710
Accumulated other comprehensive loss	—	(18,551)	(13,549)	(32,100)	(4,966)
Total non-controlling interest	¥—	¥3,905,352	¥2,410,619	¥6,315,971	$977,099

NOTE 15. CONCENTRATIONS

For the years ended June 30, 2010 and 2011, the largest two customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented approximately 48.79%, 60.2% and 32.4%, 16.49% of the Company’s revenue.

For the years ended June 30, 2010 and 2011, no suppliers accounted for 10% or more of its total purchases.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. COMMITMENTS AND CONTINGENCIES

(a)     Office Leases

The Company leased offices for its VIEs in Beijing, Nanjing and Jining through December 31, 2012, July 9, 2012 and June 30, 2012, respectively. Below is a summary of the Company’s contractual obligations and commitments as of June 30, 2011:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 years

Operating lease	$207,766	$148,824	$58,942	—

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of June 30, 2011, the Company estimated its severance payments of approximately ¥849,300 ($128,452) which has not been reflected in its consolidated financial statements, as the probability of payment is remote.

NOTE 17. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – sales to related parties consisted of the following:

	For the Year Ended June 30,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Technology Development Co., Ltd.	¥22,897,436	¥12,682,471	$1,962,016
Beijing Aerda Oil Technology Co. Ltd.	3,701,111	2,851,155	441,082
Zhongjiyan Technology (Beijing) Co. Ltd.	10,876,411	4,365,812	675,404
Revenues from related parties	¥37,474,958	¥19,899,438	$3,078,502

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Purchases from related parties – purchases from related parties consisted of the following:

	For the Year Ended June 30,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
Nanjing Youkong Information Technology Co. Ltd.	¥663,600	¥1,185,200	$183,354
Purchase from related parties	¥663,600	¥1,185,200	$183,354

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

Short-term borrowings from related parties - The Company borrowed ¥7,343,457 and ¥911,399 ($140,996) from the Founders, their family members and senior officials as of June 30, 2010 and 2011, respectively. For the specific terms and interest rates of the loans, please see Note 13.

Expenses paid by the owner on behalf of Recon - One owner of Nanjing Recon, Mr. Yin, paid ¥0 and ¥133,206 ($20,607) on behalf of Recon for operating purposes as of June 30, 2010 and 2011, respectively.

NOTE 18. STOCK-BASED COMPENSATION

Stock-based Payments - As discussed in Note 10, the Company granted options to purchase 293,000 ordinary shares under the 2009 Plan to its employees and non-employee directors on July 29, 2009. The options have an excise price of $6.00, equal to the IPO price of the Company’s ordinary shares, and will vest over a period of five years, with the first 20% vesting on July 29, 2010. The options expire ten years after the date of grant, on July 29, 2019. The fair value was estimated on July 29, 2009 using the Binomial Lattice valuation model, with the following weighted-average assumptions:

Stock price at grant date	$6.00
Exercise price (per share)	$6.00
Risk free rate of interest***	4.6118%
Dividend yield	0.0%
Life of option (years)**	10
Volatility*	78%
The options granted by the company on July 21, 2003 were divided into three tranches exercisable from January 21, 2004, July 21, 2004 and July 21, 2005 respectively to July 20, 2008, both days inclusive. As such, an expected option life of 5 years was used in calculating the option value. Forfeiture rate****	0%

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

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥30.17 ($4.42) per share. Compensation expense recorded was ¥1,623,034 and ¥1,420,588 ($219,769) for the year ended June 30, 2010 and 2011, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2011,100,000 options were forfeited and reallocated to incentive pool (see Note 10); options to purchase 193,000 of ordinary shares were outstanding, 58,600 of them are vested under the 2009 Plan and no granted stock options were exercised.

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

Stock price at grant date	$6.00
Exercise price (per share)	$7.20
Risk free rate of interest	3.7679%
Dividend yield	0%
Expected volatility	78
Expected life (in years)	5

The Company had 170,000 of granted placement agent warrants as of June 30, 2011 and no warrants were exercised for the year then ended.

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

Basic net income per share is computed by dividing net income available to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of ordinary shares, ordinary shares equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options and warrants (using the treasury stock method).  However, the effect from options and warrants would have been anti-dilutive due to the fact that the weighted average exercise price per share of options and warrants is higher than the weighted average market price per share of the ordinary shares during the year ended June 30, 2011.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Year Ended June 30,
	2010	2011	2011
	RMB	RMB	U.S. Dollars

Basic weighted average ordinary shares outstanding	3,812,085	3,951,811	3,951,811
Effect of options and warrants	24,384	—	—
Diluted weighted average ordinary shares outstanding	3,836,469	3,951,811	3,951,811
Net income (loss) attributable to ordinary shareholders	¥20,058,539	¥(29,036,375)	$(4,492,015)
Basic earnings (loss) per share	¥5.26	¥(7.35)	$(1.14)
Diluted earnings (loss) per share	¥5.23	¥(7.35)	$(1.14)

NOTE 20. Variable Interest Entities

The Company reports VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the consolidated financial statements, except for ENI which was consolidated only through December 15, 2010.

Summary information regarding consolidated VIEs is as follows:

	June 30, 2010	June 30, 2011	June 30, 2011
	RMB	RMB	U.S. Dollars
ASSETS		—
Current Assets
Cash and cash equivalents	¥4,689,773	¥1,847,606	$285,830
Trade accounts receivable, net	89,425,990	48,312,877	7,474,146
Notes receivable	—	1,276,574	197,490
Purchase advances	46,296,079	13,142,724	2,033,218
Other assets	26,530,217	30,155,839	4,665,198
Total Current Assets	¥166,942,059	¥94,735,620	$14,655,882

Non-current assets	1,748,151	1,582,000	244,700
Total Assets	¥168,690,210	¥96,317,620	$14,900,582

LIABILITIES
Trade accounts payable	¥16,536,796	¥6,320,488	$977,798
Taxes payable	20,203,104	7,038,394	1,088,860
Other liabilities	20,629,101	41,679,162	6,447,890
Total current liabilities	¥57,369,001	¥55,038,044	$8,514,548
Total Liabilities	¥57,369,001	¥55,038,044	$8,514,548

The financial performance of VIEs reported in the consolidated income statement is for the year ended June 30, 2011 including revenues of ¥63,688,467 ($9,852,795), operating expenses of ¥31,598,073 ($4,888,316), other expense of ¥545,925 ($84,456) and net loss before allocation to non-controlling interests of ¥20,452,707($3,164,095)

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. SUBSEQUENT EVENTS

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

