Form 10-Q
period 2011-09-30
Recon Technology, Ltd
filed 2012-01-31
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Overview

We are a company with limited liability incorporated in 2007 under the laws of the Cayman Islands. Headquartered in Beijing, we provide products and services to oil and gas companies and their affiliates through our contractually controlled affiliates (“variable interest entities” or “VIEs”), Beijing BHD Petroleum Technology Co. Ltd. (“BHD”) and Nanjing Recon Technology Co., Ltd. (“Nanjing Recon,” and, together with BHD, the “Domestic Companies”). We are the center of strategic management, financial control and human resources allocation for the Domestic Companies. Jining ENI Energy Technology Co., Ltd. (“ENI”) was previously one of our contractually controlled affiliates until December 16, 2010, when we ceased to have the power to direct its activities following a change of ownership. As a result of such change, ENI ceased to be our VIE starting December 16, 2010.

Through our contractual relationships with the Domestic Companies, we provide equipment, tools and other hardware related to oilfield production and management, and develop and sell our own specialized industrial automation control and information solutions. However, we do not engage in the production of petroleum or petroleum products.

Our business is mainly focused on the upstream sectors of the oil and gas industry. We derive our revenues from the sales and provision of (1) hardware products, (2) software products, and (3) services. Our products and services involve most of the key procedures of the extraction and production of oil and gas, and include automation systems, equipment, tools and on-site technical services. For the three months ended September 30, 2011, 100% of our revenue came from the sales of hardware. For the same period in 2010, hardware sales and services constituted 79.97% and 20.03%, respectively, of our revenues. We did not recognize any revenues from software sales during the three months ended September 30, 2010 and 2011.

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

Oil and Gas Production Improvement Techniques

Packers of Fracturing. This utility model is used in concert with the security joint, hydraulic anchor, and slide brushing of sand spray in the well. It is used for easy seat sealing and sand-up prevention. The utility model reduces desilting volume and prevents sand-up, which makes the deblocking processes easier to realize. The back flushing is sand-stick proof.

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

Fracture Acidizing. We inject acid to layers under pressure, which can form or expand fissures. The treatment process of the acid is defined as fracture acidizing. The technique is mainly adapted to oil and gas wells that are blocked up relatively deeply, or the ones in the zones of low permeability.

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

Measuring Equipment and Service. Our priority is the development of our well, pipeline and oilfield SCADA engineering project contracting service, oilfield video surveillance and control system, and reforming technical support service. According to conservative estimates, the potential market for our wireless indicator and remote monitoring system (SCADA) is approximately ¥5 billion.

Market Demand for Gathering and Transferring Equipment. (1) Furnace. We estimate total market demand in China for furnaces like ours at about 2,000 units per year, of which 500 are expected to come from new wells and 1,500 are expected to come from reconstruction of old wells. The potential market is estimated at ¥800 million (approximately $121 million) based on an average price of ¥400,000 (approximately $60,498) per furnace. (2) Oil/water separator. We estimate the total market demand in China at about 800 units per year, of which 300 are expected to come from new wells and 500 are expected to come from reconstruction of old wells. The potential market is about ¥400 million (approximately $60 million) based on an average price of ¥500,000 (approximately $75,622). (3) Burner. We estimate total market demand in China at about 5,000 units per year, of which 1,000 are expected to come from new wells and 4,000 are expected to come from reconstruction of old wells. The potential market is about ¥300 million (approximately $45 million) based on an average unit price of ¥60,000 (approximately $9,075).

New Business. Along with the opening of the oilfield service market to private companies, we have established our own service team equipped with specialized equipment and experienced staff. We expect the new business to start generating revenues during the quarter ended December 31, 2011.

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

Allowance for Doubtful Accounts

Trade receivables are carried at original invoiced amount less a provision for any potential uncollectible amounts. Provisions are applied to trade receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for trade accounts receivable to unrelated third parties was ¥2,854,583 and ¥2,522,576 ($394,041) on June 30, 2011 and September 30, 2011, respectively.

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

Depreciation expense was ¥98,597 and ¥88,723 ($13,859) for the three months ended September 30, 2010 and 2011, respectively.

	June 30, 2011	September 30, 2011	September 30, 2011
	RMB	RMB	U.S. Dollars
Motor vehicles	¥1,838,720	¥1,711,860	$267,403
Office equipment and fixtures	409,356	451,587	70,541
Leasehold improvement	—	—	—
Total property and equipment	2,248,076	2,163,447	337,944
Less: Accumulated depreciation	(1,115,651)	(1,037,460)	(162,058)
Fixed assets disposal	—	18,847	2,944
Property and equipment, net	¥1,132,425	¥1,144,834	$178,830

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

Results of Operations

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenue

	For the Three Months Ended September 30,
	2011	2010	Increase	Percentage	Change attributable to:
			(Decrease)	Change	Deconsolidation of ENI	Operations
Hardware	¥3,593,772,	¥17,433,499	¥(13,839,727)	(79.39%)	¥(8,595,799)	¥(5,243,928)
Hardware-related parties	1,348,817	4,365,812	(3,016,995)	(69.11%)	(4,365,812)	1,348,817
Total Revenue	¥4,924,589	¥21,799,311	¥(16,856,722)	(77.33%)	¥(12,961,611)	¥(3,895,111)

Revenues. Our total revenues decreased by approximately 77.33%, or ¥16,856,722 ($2,633,122), from ¥21,799,311 for the three months ended September 30, 2010 to ¥4,924,589 ($772,062) for the same period of 2011. For our sales of hardware, specifically, transportation equipment decreased by 34.94%, automation business by 68.07%, and accessories to zero, respectively. The decrease in our revenues for the three-month period was due to the following factors:

(1)      The decrease of hardware sales was mainly caused by the deconsolidation of ENI, which amounted to ¥12,961,611 ($2,024,682). In light of the ownership change of ENI on December 16, 2010, the Company’s Audit Committee concluded that ENI is no longer a VIE and the Company should not include ENI’s operations in the Company’s operating results starting December 16, 2010. Our management believe even though ENI’s not being a VIE caused short-term loss for us, it will not determine our long-term business development.

(2)      The decrease of automation business and transportation business, which amounted to ¥3,895,111 ($608,440), was mainly caused by delays in certain projects and reflects the seasonality of our business. We typically receive a significant percentage of our revenues in the second and third fiscal quarters, after our clients (many of which are state-owned enterprises) receive their financial allocations to purchase products and services such as ours.

We did not have revenues from software or service for the three months ended September 30, 2011. We do, however, continue to be engaged in these businesses and expect to generate revenues from software and service during the remaining quarters of 2012.

We believe the worldwide economic crisis made companies, including our clients, more cautious in their finance and encouraged those companies to seek ways to reduce costs and maximize output by investing in technological solutions that would enable them to improve revenues and reduce expenses. Because our solutions are designed to help oil companies operate more efficiently, our management is optimistic about our opportunities to target our solutions to our customers’ focus on efficiency, profitability and safety.

Specifically, the Chinese government has attached great importance to the safety problems that exist in the Chinese energy industry by implementing numerous new projects and initiatives designed to increase safety and security in the Chinese energy industry, such as implementing digital oilfield construction to improve safety, production efficiency and oil recovery ratios in oilfields. This government-led modernization project is designed to eliminate hidden security dangers and develop key projects for saving energy and materials. As a result of the new policies, the Chinese government has increased spending to replace equipment with potential safety problems. Our management has considered these factors carefully and will focus on related automation and service businesses. Additionally, as we have provided services to CNPC and Sinopec, they have chosen to continue to use our solutions. During the three months ended September 30, 2011, substantially all of our revenues were generated through our business engagements with these companies’ operating subsidiaries. This long-term cooperation made it possible for us to improve our service quality, products’ popularity and adaptability for a very limited number of customers. Further, this long-term cooperation improves our ability to collect receivables on time.

Cost and Margin

	For the Three Months Ended September 30,
	2011	2010	Increase	Percentage	Change attributable to:
			(Decrease)	Change	Deconsolidation of ENI	Operations
Total Revenue	¥4,942,589	¥21,799,311	¥(16,856,722)	(77.33%)	¥(12,961,611)	¥(3,895,111)
Cost of Revenue	2,465,443	14,081,493	(11,616,050)	(82.49%)	(9,106,598)	(2,509,452)
Gross Profit	¥2,477,146	¥7,717,818	¥(5,240,672)	(67.90%)	¥(3,855,013)	¥(1,385,659)
Margin %	50.12%	35.40%	14.71%

Cost of Revenues. Our cost of revenues includes costs related to the design, implementation, delivery and maintenance of our software solutions and raw materials. All materials and components we need can be purchased or manufactured under contract. Usually the prices for electronic components do not fluctuate substantially due to market competition, and we do not expect them to significantly affect our cost of revenues. However, specialized equipment and chemical products may be directly influenced by the price moves of metal and oil. Additionally, the prices for some imported accessories mandated by our clients can also impact our cost.

Our cost of revenues decreased from ¥14,081,493 in the three months ended September 30, 2010 to ¥2,465,443 ($386,945) for the same period of 2011, a decrease of ¥11,616,050 ($1,814,497), or 82.49%. As a percentage of revenues, our cost of revenues decreased from 64.60% in 2010 to 49.88% in 2011. Our focus on solutions with comparatively higher margins, such as our software and service solutions, allowed our cost of revenues to decrease as a percentage of revenues. We expect this trend will continue, provided we are able to continue to grow our higher-margin solution revenues.

Gross Profit. Our gross profit decreased to ¥2,477,146 ($386,945) for the three months ended September 30, 2011 from ¥7,717,818 for the same period in 2010, a decrease of ¥5,240,672 ($818,624), or approximately 67.90%. Our gross profit as a percentage of revenue increased to 50.12% for the three months ended September 30, 2011 from 35.40% for the same period in 2010. This increase was caused mainly by the deconsolidation of ENI’s trading business because ENI’s trading business had a lower gross profit margin than the remainder of our company.

Operating Expenses

	For the Three Months Ended September 30,
	2011	2010	Increase	Percentage	Change attributable to:
			(Decrease)	Change	Deconsolidation of ENI	Operations
Selling and distribution expenses	¥832,797	¥1,803,156	¥(970,359)	(53.81%)	¥(665,733)	¥(304,626)
% of revenue	16.85%	8.27%	8.58%	—
General and administrative expenses	4,876,183	4,221,814	654,369	15.50%	(1,451,051)	2,105,420
% of revenue	98.66%	19.37%	79.29%	—
Operating expenses	¥5,708,980	¥6,024,970	¥(315,990)	(5.24%)	¥(2,116,784)	¥1,800,794

General and Administrative Expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses and other expenses incurred in connection with general operations. General and administrative expenses increased by 15.50%, or ¥654,369 ($102,216), from ¥4,221,814 in the three months ended September 30, 2010 to ¥4,876,183 ($761,689) in the same period of 2011. General and administrative expenses were 19.37% of total revenues in 2010 and 98.66% of total revenues in 2011. This percentage increase was primarily attributable to the decrease in total revenues, which caused a relatively moderate increase in absolute value to reflect a much larger increase as a percentage of revenues. More specifically,

(i)     General and administrative expenses decreased by ¥1,451,051 ($226,663) because of the deconsolidation of ENI; and

(ii)   General and administrative expenses for operations increased by ¥2,105,420 ($328,879), which was mainly caused by increased expenses for research and development activities and increased expenses for audit and attorney fees.

Selling and Distribution Expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including public relations, advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses decreased by 53.81%, from ¥1,803,156 for three months ended September 30, 2010 to ¥832,797 ($130,088) for the same period of 2011. This decrease resulted primarily from the deconsolidation of ENI. Selling expenses were 8.27% of total revenues in the three months ended September 30, 2010 and 16.85% of total revenues in the same period of 2011. This increase was mainly caused by the decrease in total revenues. As we continued to solidify our business relationships with current clients and develop new customers, we required extensive marketing efforts and incurred additional costs. At present, we are expanding our business in Sichuan and Qinghai Provinces. In order to successfully increase the scope of our client base, we established new local offices in different regions across China. We expect that our selling expenses, as well as its percentage as against total revenues, will increase correspondingly.

Net Income

	For the Three Months Ended September 30,
	2011	2010	Increase	Percentage
			(Decrease)	Change
Income (loss) from operations	¥(3,231,834)	¥1,692,848	¥(4,924,682)	(290.91%)
Subsidy income	—	451,520	(451,520)	(100.00%)
Interest and other income (loss)	(64,847)	(154,451)	(89,604)	(80.00%)
Income (loss) before income tax and non-controlling interest	(3,296,681)	1,989,917	(5,286,598)	(265.67%)
Provision for income tax	(108,515)	(805,826)	697,311	(86.53%)
Net income (loss)	(3,405,196)	1,184,091	(4,589,287)	(378.41%)
Net income attributable to non-controlling interest	—	(340,330)	340,330	(100.00%)
Net income attributable to ordinary shareholders	¥(3,405,196)	¥843,761	¥(4,248,957)	(490.71%)

Income (loss) from Operations. Loss from operations was ¥3,231,834 ($504,832) for the three months ended September 30, 2011, compared to an income of ¥1,692,848 for the same period of 2010. This decrease in income from operations can be attributed primarily to the decrease in sales volume to CNPC and Sinopec and increased R&D expenses.

Subsidy Income. We received grants from the local government. For the three months ended September 30, 2010, we received ¥451,520 subsidy income. These grants were given by the government to support local software companies’ operations and research and development. Grants related to research and development projects are recognized as subsidy income in the combined and consolidated statements of operations when related expenses are recorded.

Income Tax Expense. Income taxes are provided based upon the liability method of accounting pursuant to US GAAP. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded against deferred tax assets if it is not likely that the asset will be realized. We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in the PRC are generally subject to federal (state) enterprise income tax at a rate of 25%; however, Nanjing Recon and BHD were granted the certification of High Technology Enterprise and are taxed at a rate of 15% for taxable income generated. The applicable tax rate for each of our subsidiaries changed in the past few years because of their qualifications and different local policies. For the three months ended September 30, 2011, Nanjing Recon and BHD were taxed at a rate of 15%. Our effective EIT burden will vary, depending on which of our domestic companies generate greater revenue.

Income tax expense for the three months ended September 30, 2010 and 2011 was ¥805,826 and ¥108,515 ($16,951), respectively. This decrease was mainly due to a decrease in taxable operating income.

Income (loss). As a result of the factors described above, net loss was ¥3,405,196 ($531,913) for the quarter ended September 30, 2011, a decrease of ¥4,589,287 ($716,874) from net income of ¥1,184,091 for the same period of 2010.

Net Income Available for Common Shareholders. As a result of the factors described above, net loss available for common shareholders was ¥3,405,196 ($531,913) for the three months ended September 30, 2011, a decrease of ¥4,248,957 ($663,713) from ¥843,761 for same period of 2010.

Adjusted EBITDA

Adjusted EBITDA. We define adjusted EBITDA as net income (loss) adjusted to income tax expense, interest expense, non-cash stock compensation expense, depreciation, amortization and accretion expense and loss resulting from the deconsolidation of a VIE. We think it is useful to an equity investor in evaluating our operating performance because: (1) it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which the assets were acquired; and (2) it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

	For the Three Months Ended September 30,
	2011 RMB	2010 RMB	Increase (Decrease)	Percentage Change	2011 USD
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net income (loss)	¥(3,405,196)	¥1,184,091	¥(4,589,287)	(387.58%)	$(531,913)
Income tax expense	108,515	805,826	(697,311)	(86.53%)	16,951
Interest expense	142,911	113,439	29,472	25.98%	22,323
Stock compensation expense	263,364	438,706	(175,342)	(39.97%)	41,139
Depreciation, amortization and accretion	88,723	98,597	(9,874)	(10.01%)	13,859
Adjusted EBITDA	¥(2,801,683)	¥2,640,659	¥(5,249,458)	(198.79%)	$(437,641)

Adjusted EBITDA decreased by ¥5,249,458, or 198.79%, to a loss of ¥2,801,683 ($437,641) for the three months ended September 30, 2011 compared to the same period in 2010. This was due to loss of deconsolidation, the delays in projects caused by construction delays at some of our customers, and the extra expenses associated with our audit and increased expense for R&D. These factors caused revenues during the period to decrease and our administrative expenses to increase. Compared to net income attributable to ordinary shareholders, we believe EBITDA more accurately reflects our operations.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of September 30, 2011, we had cash and cash equivalents in the amount of ¥2,034,659 ($317,826).

Indebtedness. As of September 30, 2011, except for ¥2,654,685 ($414,678) of short-term borrowings and a ¥5,000,000 ($781,030) commercial loan from a local bank, we did not have any finance leases or hire purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operating operations. As of September 30, 2011 we had total assets of ¥113,131,847 ($17,671,880), which included cash amounting to ¥2,034,659 ($317,826), and net accounts receivable amounting to ¥45,813,668 ($7,156,373). Working capital amounted to ¥70,742,102 ($11,050,345) and shareholders’ equity amounted to ¥78,509,587 ($12,263,673).

Cash from Operating Activities. Net cash used in operating activities was ¥1,362,036 ($212,758) for the three months ended September 30, 2011, an increase of ¥1,342,723 from ¥19,313 for the same period of 2010. The increase in the use of cash in the current period was due to a net loss of ¥3,405,196 for the three months ended September 30, 2011 compared to a net income of ¥1,184,091 for the same period of 2010.

Cash from Investing Activities. Net cash used in investing activities was ¥101,131 ($15,797) for the three months ended September 30, 2011, an increase of ¥94,492 for the same period in 2010. The purchase of property and equipment was ¥6,639 for the same period of 2010.

Cash from Financing Activities. Cash flows provided by financing activities amounted to ¥0 ($0) for the three months ended September 30, 2011 and cash flows used in financing activities amounted to ¥2,278,285 for the three months ended September 30, 2010. The decrease in the use of cash was due to the fact that we did not pay off any short-term borrowings during this quarter.

Working Capital. As of September 30, 2011, our working capital was ¥70,742,102. Total current asset as of September 30, 2011 amounted to ¥99,015,532 ($15,466,826), a decrease of ¥1,764,907 ($275,689) from June 30, 2011. The decrease was attributable mainly to the deconsolidation of ENI.

The current ratio decreased from 3.75 at June 30, 2011 to 3.50 at September 30, 2011.

Recently Enacted Accounting Standards

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2011, our company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. In the light of the non reliance on and restatement of the quarterly reports for the quarters ended December 31, 2010 and March 30, 2011 originally filed on February 19, 2011 and May 16, 2011, respectively. The chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

In the light of the non reliance on and restatement of the quarterly reports for the quarters ended December 31, 2010 and March 30, 2011 originally filed on February 19, 2011 and May 16, 2011, respectively. The Company has conducted a preliminary assessment of its accounting organization and the manner in which the accounting and financial reporting functions are being supported. Based on such assessment, the Company has developed a preliminary plan to strengthen its accounting and financial reporting functions as well as the related disclosure controls and procedures. Such plan will require the hiring of additional resources and the deployment of other corporate resources for the accounting department in relation to the financial reporting process. Such additional resources will include the establishment of a work force dedicated to the task of correcting past financial irregularities and maintaining correct financial reporting on an on-going basis. To strengthen the Company’s internal control over financial reporting, the Company has engaged outside consultants that are skilled in SEC reporting and Section 404 compliance to assist in the implementation of the following remedial actions (which are targeted to be completed by June 2012):

• Development and formalization of key accounting and financial reporting policies and procedures;

• Identification and documentation of key controls by business process;

• Enhancement of existing disclosures policies and procedures;

• Formalization of periodic communication between management and the audit committee;

• Implementation of policies and procedures intended to enhance management monitoring and oversight by the Audit Committee; and

• Formalization of a periodic staff training program to enhance their awareness of the key internal control activities.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	The section entitled “Use of Proceeds” from our registration statement filed on August 12, 2008, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is July 22, 2009, and the Commission file number assigned to the Registration Statement is 333-152964. The Registration Statement registers the offering of up to 1,700,000 ordinary shares (subject to amendment in accordance with the Securities Act of 1933 and the rules and regulations promulgated thereunder) (the Offering”). As of September 30, 2011, the Company has spent proceeds from the Offering in accordance with the following chart:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through September 30, 2011
Product Research and development	$1,273,024	$857,692
Acquisition and business development in oil-field industry in China and globally	4,073,675	4,200,000
Sarbanes-Oxley compliance	424,341	0
Fixed asset purchases	442,341	0
Employee training	169,736	6,639
General working capital	2,121,706	1,610,464
Due from former VIE	—	2,600,000
Total	$8,504,823	$9,274,795

(c)	None

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith:

II-1

Exhibit Number	Document

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

II-2

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.33	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.34	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.35	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Li Hongqi (1)

10.36	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.37	Operating Agreement among Recon Technology (Jining) Co. Ltd., Jining ENI Energy Technology Co., Ltd., and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.38	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

21.1	Subsidiaries of the Registrant (2)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

II-3

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed on January 31, 2012.
(3)	Filed herewith.

II-4

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

January 31, 2012	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

Signature-1

RECON TECHNOLOGY, LTD

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	PAGE

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and June 30, 2011	F-2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2011 and September 30, 2010	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and September 30, 2010	F-4

Notes to Unaudited Condensed Consolidated Financial Statements	F-5

RECON TECHNOLOGY, LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,	September 30,
	2011	2011	2011
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥3,485,944	¥2,034,659	$317,826
Trade accounts receivable, net	22,329,705	23,687,652	3,700,155
Trade accounts receivable - related parties, net	25,983,172	22,126,016	3,456,218
Notes receivable	1,276,574	-	-
Other receivables, net	6,128,794	7,385,527	1,153,664
Other receivables- related parties	4,383,000	4,883,000	762,754
Purchase advances	12,152,896	12,469,181	1,947,762
Purchase advances- related parties	989,828	1,213,028	189,482
Prepaid expenses	1,016,299	934,433	145,964
Inventories	22,576,094	23,823,903	3,721,438
Deferred tax assets	458,133	458,133	71,563
Total Current Assets	100,780,439	99,015,532	15,466,826

Other receivables	12,971,481	12,971,481	2,026,224
Property and equipment, net	1,132,425	1,144,834	178,830
Total Assets	¥114,884,345	¥113,131,847	$17,671,880

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	¥6,320,488	¥7,778,396	$1,215,033
Other payables	2,022,401	2,125,288	331,983
Deferred income	2,420,497	1,915,697	299,243
Advances from customers	782,945	705,551	110,211
Accrued payroll and employees' welfare	157,824	167,213	26,120
Accrued expenses	345,015	450,948	70,441
Taxes payable	7,192,123	7,475,652	1,167,742
Short-term bank loan	5,000,000	5,000,000	781,030
Short-term borrowings	1,743,286	1,743,286	272,312
Short-term borrowings - related parties	911,399	911,399	142,366
Total Current Liabilities	¥26,895,978	¥28,273,430	$4,416,481

Commitments and Contingencies

Equity
Ordinary shares (U.S. $0.0185 par value, 25,000,000 shares authorized; 3,951,811 shares issued and outstanding)	¥529,979	¥529,979	$82,786
Additional paid-in capital	65,877,686	66,145,333	10,332,302
Appropriated retained earnings	2,058,429	2,058,429	321,539
Unappropriated retained earnings	13,502,105	10,096,156	1,577,080
Accumulated other comprehensive loss	(295,803)	(320,310)	(50,034)
Total Controlling Shareholders’ Equity	81,672,396	78,509,587	12,263,673
Non-controlling Interest	6,315,971	6,348,830	991,726
Total Equity	87,988,367	84,858,417	13,255,399
Total Liabilities and Equity	¥114,884,345	¥113,131,847	$17,671,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,
	2010	2011	2011
	RMB	RMB	U.S. Dollars

Revenues
Hardware - third-party	¥17,433,499	¥3,593,772	$561,369
Hardware - related-parties	4,365,812	1,348,817	210,693
Total revenues	21,799,311	4,942,589	772,062

Cost of revenues	14,081,493	2,465,443	385,117
Gross profit	7,717,818	2,477,146	386,945

Selling and distribution expenses	1,803,156	832,797	130,088
General and administrative expenses	4,221,814	4,876,183	761,689
Operating expenses	6,024,970	5,708,980	891,777

Income (loss) from operations	1,692,848	(3,231,834)	(504,832)

Subsidy income	451,520	-	-
Interest income	1,386	6,332	989
Interest expense	(113,439)	(142,911)	(22,324)
Other (expenses) income	(42,398)	71,732	11,205
Net income (loss) before income tax	1,989,917	(3,296,681)	(514,962)

Provision for income tax	(805,826)	(108,515)	(16,951)
Net income (loss)	1,184,091	(3,405,196)	(531,913)
Net (income) attributable to non-controlling interest	(340,330)	-	-
Net income (loss) attributable to ordinary shareholders	¥843,761	¥(3,405,196)	$(531,913)

Net income (loss)	¥1,184,091	¥(3,405,196)	$(531,913)
Other comprehensive income (loss)
Foreign currency translation adjustment	(108,034)	7,594	1,186
Comprehensive income (loss)	1,076,057	(3,397,602)	(530,727)
Comprehensive (income) attributable to non-controlling interests	(329,527)	(759)	(119)
Comprehensive income (loss) attributable to ordinary shareholders	¥746,530	¥(3,398,361)	$(530,846)

Earnings (loss) per ordinary share - basic	¥0.21	¥(0.86)	$(0.13)
Earnings (loss) per ordinary share - diluted	¥0.21	¥(0.86)	$(0.13)
Weighted average shares - basic	3,951,811	3,951,811	3,951,811
Weighted average shares - diluted	3,951,811	3,951,811	3,951,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,
	2010	2011	2011
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net income (loss)	¥1,184,091	¥(3,405,196)	$(531,913)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	98,597	88,723	13,859
Stock based payment	438,706	263,364	41,139
Deferred tax provision	42,554	-	-
Changes in operating assets and liabilities:
Trade accounts receivable, net	6,976,623	2,499,209	390,392
Notes receivable	-	1,276,574	199,409
Other receivables, net	(1,384,829)	(1,756,733)	(274,412)
Purchase advances, net	8,386,615	(539,485)	(84,271)
Prepaid expenses	(70,066)	81,866	12,788
Inventories	(11,824,042)	(1,247,809)	(194,915)
Trade accounts payable	(1,655,775)	1,457,908	227,734
Other payables	254,950	102,887	16,072
Deferred income	(558,553)	(504,800)	(78,853)
Advances from customers	(272,447)	(77,395)	(12,090)
Accrued payroll and employees' welfare	(94,644)	9,389	1,467
Accrued expenses	37,191	105,933	16,547
Taxes payable	(1,578,284)	283,529	44,289
Net cash used in operating activities	(19,313)	(1,362,036)	(212,758)

Cash flows from investing activities:
Purchases of property and equipment	(6,639)	(101,131)	(15,797)
Net cash used in investing activities	(6,639)	(101,131)	(15,797)

Cash flows from financing activities:
Proceeds from short-term notes payable	920,000	-	-
Repayments of short-term borrowings	(1,479,155)	-	-
Repayments of short-term borrowings - related party	(1,719,130)	-	-
Net cash provided by (used in ) financing activities	(2,278,285)	-	-

Effect of exchange rate fluctuation on cash and cash equivalents	(30,857)	11,882	1,855

Net decrease in cash and cash equivalents	¥(2,335,094)	¥(1,451,285)	$(226,700)
Cash and cash equivalents at beginning of period	12,142,957	3,485,944	544,526
Cash and cash equivalents at end of period	¥9,807,863	¥2,034,659	$317,826

Supplemental cash flow information
Cash paid during the period for interest	¥18,000	¥134,637	$21,031
Cash paid during the period for taxes	¥1,625,822	¥-	$-

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

Through December 15, 2010, the Company conducted its business through the following PRC legal entities that were consolidated as variable interest entities (“VIEs”) and operate in the Chinese oilfield equipment & service industry:

•    Beijing BHD Petroleum Technology Co., Ltd. (“BHD”),

•    Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”), and

•    Jining ENI Energy Technology Co., Ltd. (“ENI”)

On December 16, 2010, ENI was deconsolidated from the Company and ceased to be a VIE of the Company after the Company’s Audit Committee concluded that, in light of a December 16, 2010 change in the equity ownership of ENI, the Company ceased to have the power to direct the activities of ENI. From December 16, 2010 onward, therefore, the Company conducted its business through, and only consolidated as variable interest entities (“VIEs”), the two entities of BHD and Nanjing Recon.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 28, 2000, a Founder of the Company purchased a controlling interest in BHD which was organized under the laws of the PRC on June 29, 1999.Through December 15, 2010, the Founders held 67.5% ownership in BHD. From December 16, 2010 to September 30, 2011, Messers. Yin Shenping and Chen Guangqiang held 79.99% ownership interest of BHD. BHD is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest are the remaining amount (10%).

On July 4, 2003, Nanjing Recon was organized under the laws of the PRC. On August 27, 2007, the Founders of the Company purchased a majority ownership of Nanjing Recon from a related party who was a majority owner of Nanjing Recon. Through December 15, 2010, the Founders held 80% ownership interest in Nanjing Recon. From December 16, 2010 to September30, 2011, Messers. Yin Shenping and Chen Guangqiang held 80% ownership interest of Nanjing Recon. Nanjing Recon is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest are the remaining amount (10%).

On January 21, 2003, ENI was organized under the laws of the PRC. On December 16, 2010 in light of the change of the ownership in ENI, the Company ceased to have the power to direct the activities of ENI which most significantly impact its economic performance as of that date. As a result, ENI ceased to be a VIE of the Company on December 16, 2010. Founders of the Company owned a controlling interest of ENI through December 15, 2010 by holding 80% ownership interest in ENI. However, from December 16, 2010 to September30, 2011,the Founders did not own any interest in ENI. Based on ASC Topic 810, ENI was combined and consolidated with the Company from January 1, 2008, the date of the exclusive agreements, through December 15, 2010 when the Company ceased to have control over ENI. From January 1, 2008 through December 15, 2010, the Company allocated profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest were the remaining amount (10%).

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company, its subsidiaries, and VIEs for which the Company is the primary beneficiary. All inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring entries, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2011. The results of operations for the interim periods presented are not indicative of the operating results to be expected for the Company’s fiscal year ending June 30, 2012.

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying unaudited condensed consolidated financial statements have been expressed in Chinese Yuan. The unaudited condensed consolidated financial statements as of and for the year ended September 30, 2011 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers and are unaudited. The translation has been made at the rate of ¥6.4018= US$1.00, the approximate exchange rate prevailing on September 30, 2011. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

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

Long-Lived Assets - The Company applies the ASC Topic 360-10 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset.

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

Subsidy Income - The Company received grants of ¥451,520 and ¥0 ($0) from the local government for the three months ended September 30, 2010 and 2011, respectively. Grants given by the government were to support local software companies’ operation and research and development. Grants related to research and development projects are recognized as subsidy income in the consolidated statements of operations when received. Grants in form of value-added-tax refund for software products are recognized when received.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.     TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following at June 30, 2011 and September 30, 2011:

	June 30, 2011	September 30, 2011	September 30, 2011
Third Party	RMB	RMB	U.S. Dollars
Trade accounts receivable	¥25,184,288	¥26,210,228	$4,094,196
Allowance for doubtful accounts	(2,854,583)	(2,522,576)	(394,041)
Trade accounts receivable, net	¥22,329,705	¥23,687,652	$3,700,155

	June 30, 2011	September 30, 2011	September 30, 2011
Related Party	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥23,077,900	¥21,857,900	$3,414,337
Beijing Aerda Oil Technology Co. Ltd.	3,090,000	268,116	41,881
Total	26,167,900	22,126,016	3,456,218
Allowance for doubtful accounts	(184,728)	-	-
Trade accounts receivables- related parties, net	¥25,983,172	¥22,126,016	$3,456,218

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.     OTHER RECEIVABLES, NET

Other receivables consisted of the following at June 30, 2011 and September 30, 2011:

Third Party	June 30, 2011	September 30, 2011	September 30, 2011
Current Portion	RMB	RMB	U.S. Dollars
Due from ENI	¥4,800,000	¥4,800,000	$749,789
Loans to third-parties	255,730	1,656,912	258,820
Business advance to staff	1,141,279	746,529	116,612
Deposits for projects	99,600	357,119	55,784
Others	31,820	51,333	8,019
Allowance for doubtful accounts	(199,635)	(226,366)	(35,360)
Total	¥6,128,794	¥7,385,527	$1,153,664

	June 30, 2011	September 30, 2011	September 30, 2011
Non-Current Portion	RMB	RMB	U.S. Dollars
Due from ENI	¥12,971,481	¥12,971,481	$2,026,224
Total	¥12,971,481	¥12,971,481	$2,026,224

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

Other receivables - related parties: They represent loans to related parties for working capital advances to entities under common control. Such advances are due-on-demand and non-interest bearing.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of advances to related parties as of June 30, 2011 and September 30, 2011.

	June 30, 2011	September 30, 2011	September 30, 2011
Related Party	RMB	RMB	U.S. Dollars
Beijing Aerda Oil Technology Co. Ltd.	¥3,692,600	¥4,192,600	$654,910
Beijing Yabei Nuoda Science and Technology Co. Ltd.	620,000	620,000	96,847
Xiamen Huasheng Haitian Computer Network Co. Ltd.	70,400	70,400	10,997
Total	¥4,383,000	¥4,883,000	$762,754

One of the Founders is a 14% minority owner of Beijing Yabei Nuoda Science and Technology Co. Ltd. (translated name, known herein as “Yabei Nuoda”). Such ownership in Yabei Nuoda was subsequently reduced to zero on November 29, 2011.

One of the owners of BHD, a VIE of the Company, is a 2.06% minority owner of Beijing Aerda Oil Technology Co. Ltd (translated name).

One of the Founders and his family member collectively owns 57% of Xiamen Huasheng Haitian Computer Co. Ltd (translated name).

NOTE 5. PURCHASE ADVANCES

The Company purchased products and services from third-party and related parties during the normal course of business.

Purchase advances consisted of the following at June 30, 2011 and September 30, 2011:

	June 30, 2011	September 30, 2011	September 30, 2011
Third Party	RMB	RMB	U.S. Dollars
Prepayment for inventory purchase	¥12,558,296	¥13,122,210	$2,049,769
Allowance for doubtful accounts	(405,400)	(653,029)	(102,007)
Purchase advances	¥12,152,896	¥12,469,181	$1,947,762

Below is a summary of purchase advances to related parties.

	June 30, 2011	September 30, 2011	September 30, 2011
Related Party	RMB	RMB	U.S. Dollars
Nanjing Youkong Information Technology Co., Ltd	¥989,828	¥1,213,028	$189,482
Total	¥989,828	¥1,213,028	$189,482

One of the Founders is a 20% owner of Nanjing Youkong Information Technology Co. Ltd (translated name).

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.     INVENTORIES

Inventories consisted of the following at June 30, 2011 and September 30, 2011:

	June 30, 2011	September 30, 2011	September 30, 2011
	RMB	RMB	U.S. Dollars
Small component parts	¥40,716	¥43,360	$6,773
Work in process	6,913,528	5,658,836	883,944
Finished goods	15,621,850	18,121,707	2,830,721
Total inventories	¥22,576,094	¥23,823,903	$3,721,438

NOTE 7.     PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2011 and September 30, 2011:

	June 30, 2011	September 30, 2011	September 30, 2011
	RMB	RMB	U.S. Dollars
Motor vehicles	¥1,838,720	¥1,730,707	$270,346
Office equipment and fixtures	409,356	451,587	70,541
Total property and equipment	2,248,076	2,182,294	340,887
Less: Accumulated depreciation	(1,115,651)	(1,037,460)	(162,507)
Property and equipment, net	¥1,132,425	¥1,144,834	$178,830

Depreciation expense was ¥96,587 and ¥88,723 ($13,859) for the three months ended September 30, 2010 and September 30, 2011, respectively.

NOTE 8.     OTHER PAYABLES

Other payables consisted of the following at June 30, 2011 and September 30, 2011:

	June 30, 2011	September 30, 2011	September 30, 2011
	RMB	RMB	U.S. Dollars
Service	¥1,239,968	¥1,597,060	$249,468
Freight	421,743	-	-
Due to ENI	148,000	148,177	23,147
Due to related party (A)	61,477	61,477	9,603
Expenses paid by third-parties on behalf of Recon	18,007	90,169	14,085
Expenses paid by the owner on behalf of Recon	133,206	216,329	33,793
Others	-	12,076	1,887
Total other payables	¥2,022,401	¥2,125,288	$331,983

(A)	The amount is consisted primarily of an advance from Yabei Nuoda to supplement the Company’s working capital and is due on demand without interest charge.

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

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2011 and September 30, 2011, the balance of total statutory reserves was ¥2,058,429 and ¥2,058,429 ($321,539), respectively.

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

On December 31, 2010, the Company held the annual board meeting and accepted resignation of some directors. Based on the Company’s stock incentive plan, no options may be exercised more than 3 months after termination of employment. Since those directors left at the time of the annual meeting in December 2010, their options had expired as of September 30, 2011. Thus, 100,000 options were forfeited and reallocated back into the Company’s incentive pool.

NOTE 10.     INCOME TAX

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

Thus for the calendar year 2009, Nanjing Recon is subject to an income tax rate of 25%. For calendar year 2010, the Company reapplied for hi-technology enterprise approval and has passed all relevant reviews. Thus, for the calendar years 2010 and 2011, Nanjing Recon is subject to an income tax rate of 15%.

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November 25, 2009 and is subject to an income tax rate of 15% for calendar year 2010 and 2011. This qualification certificate will stay effective until the certificate matures in 2012.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets are comprised of the following:

	June 30, 2011	September 30, 2011	September 30, 2011
	RMB	RMB	U.S. Dollars
Allowance for doubtful receivables	¥458,133	¥458,133	$71,563
Total deferred income tax assets	¥458,133	¥458,133	$71,563

Following is a reconciliation of income taxes at the calculated statutory rates:

	For the three months ended September 30, 2010	For the three months ended September 30, 2011	For the three months ended September 30, 2011
	RMB	RMB	U.S. Dollars
Income tax calculated at statutory rates	¥1,052,282	¥-	$-
Nondeductible expenses	1,984	108,515	16,951
Benefit of favorable rate for high-technology companies	(180,712)	-	-
Benefit of revenue exempted from enterprise income tax	(67,728)	-	-
Provision for income tax	¥805,826	¥108,515	$16,951

	For the three months ended September 30, 2010	For the three months ended September 30, 2011	For the three months ended September 30, 2011
	RMB	RMB	U.S. Dollars
Current income tax	¥805,826	¥108,515	$16,951
Deferred income tax	-	-	-
Provision for income tax	¥805,826	¥108,515	$16,951

NOTE 11.     SHORT-TERM BANK LOAN

Short-term bank loan consists of the following:

	June 30, 2011	September 30, 2011	September 30, 2011
	RMB	RMB	U.S. Dollars
Beijing Bank, with a floating interest rate (CHIBOR) from 5.56% to 6.06% annually, (repaid on December 22, 2011)	¥5,000,000	¥5,000,000	$781,030
Short-term bank loan	¥5,000,000	¥5,000,000	$781,030

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interest expense for the short-term bank loan was ¥ 0 and ¥83,221 ($13,000) for the three months ended September 30, 2010 and 2011, respectively.

NOTE 12.     SHORT-TERM BORROWINGS

Short-term borrowings are generally extended upon maturity and they consisted of the following:

	June 30, 2011	September 30, 2011	September 30, 2011
Short-term borrowings due to non-related parties:	RMB	RMB	U.S.Dollars
Short-term borrowing, 6% annual interest, matures on November 10, 2011	¥1,017,600	¥1,017,600	$158,955
Short-term borrowing, 6% annual interest, matures on December 9, 2011	225,686	225,686	35,254
Short-term borrowings, interest at 1.2% per month, matures on May 19, 2012	500,000	500,000	78,103
Total short-term borrowings due to non-related parties	¥1,743,286	¥1,743,286	$272,312

The interest expenses for short-term borrowings due to non-related parties are ¥59,988 and ¥39,028($6,096) for the three months ended September 30, 2010 and 2011, respectively.

	June 30, 2011	September 30, 2011	September 30, 2011
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars

Due-on-demand borrowings from Founders, no interest	¥46,377	¥46,377	$7,244
Short-term borrowing from a Founder's family member, 6% annual interest, matures on May 4, 2012	216,765	216,765	33,860
Short-term borrowing from a Founder's family member, no interest, matures on November15, 2011	50,000	50,000	7,810
Short-term borrowing from a Founder's family member, 6% annual interest, matures on December 9, 2011	47,281	47,281	7,386
Short-term borrowings from management, 6% annual interest, matures on December 8, 2011	550,976	550,976	86,066
Total short-term borrowings due to related parties	¥911,399	¥911,399	$142,366

The interest expenses for short-term borrowings due to related parties are ¥54,451 and ¥20,661 ($3,227) for the three months ended September 30, 2010 and 2011, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.     NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2011
	BHD	Nanjing Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$286,355
Unappropriated retained earnings	2,272,903	2,224,168	4,497,071	695,710
Accumulated other comprehensive loss	(18,551)	(13,549)	(32,100)	(4,966)
Total non-controlling interest	¥3,905,352	¥2,410,619	¥6,315,971	$977,099

	As of September 30, 2011
	BHD	Nanjing Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$289,137
Unappropriated retained earnings	2,272,903	2,224,168	4,497,071	702,470
Accumulated other comprehensive loss	434	325	759	119
Total non-controlling interest	¥3,924,337	¥2,424,493	¥6,348,830	$991,726

NOTE 14.     CONCENTRATIONS

For the three months ended September 30, 2010 and 2011, the largest two customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented approximately 50.12%, 63.56% and 26.40%, 9.08% of the Company’s revenue.

For the three months ended September 30, 2010 and 2011, no suppliers accounted for 10% or more of total purchases.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.     COMMITMENTS AND CONTINGENCIES

(a) Office Leases

The Company leased offices for itsVIEs in Beijing, Nanjing and Jining through December 31, 2012, July 9, 2012 and June 30, 2012, respectively. Below is a summary of the Company’s contractual obligations and commitments as of September 30, 2011:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 years

Operating lease	$178,075	$92,318	$85,757	-

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of September 30, 2011, the Company estimated its severance payments of approximately ¥897,250 ($140,156) which has not been reflected in its consolidated financial statements, as the probability of payment is remote.

NOTE 16.     RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – sales to related parties consisted of the following:

	For the Three Months ended September 30,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
Beijing Aerda Oil Technology Co. Ltd.	¥-	¥1,348,817	$210,693
Zhongjiyan Technology (Beijing) Co. Ltd	4,365,812	-	-
Revenues from related parties	¥4,365,812	¥1,348,817	$210,693

Purchases from related parties – purchases from related parties consisted of the following:

	For the Three Months Ended September 30,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥-	¥205,128	$32,042
Purchase from related parties	¥-	¥205,128	$32,042

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Short-term borrowings from related parties - The Company borrowed ¥911,399 and ¥911,399 ($142,366) from the Founders, their family members and senior officials as of June 30, 2011 and September 30, 2011, respectively. For the specific terms and interest rates of the loans, please see Note 12.

NOTE 17.     STOCK-BASED COMPENSATION

Stock-based Payments - As discussed in Note 9, the Company granted options to purchase 293,000 ordinary shares under the 2009 Plan to its employees and non-employee directors on July 29, 2009. The options have an excise price of $6.00, equal to the IPO price of the Company’s ordinary shares, and will vest over a period of five years, with the first 20% vesting on July 29, 2010. The options expire ten years after the date of grant, on July 29, 2019. The fair value was estimated on July 29, 2009 using the Binomial Lattice valuation model, with the following weighted-average assumptions:

Stock price at grant date	$6.00
Exercise price(per share)	$6.00
Risk free rate of interest***	4.6118%
Dividend yield	0.0%
Life of option (years)**	10
Volatility*	78%
Forfeiture rate****	0%

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

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥30.17 ($4.42) per share. Compensation expense recorded was ¥438,706 and ¥263,364 ($41,139) for the three months ended September 30, 2010 and 2011, respectively.

As of September 30, 2011, 100,000 options were forfeited and reallocated to incentive pool (see Note 9); options to purchase 193,000 of ordinary shares were outstanding, 58,600 of them are vested under the 2009 Plan and no granted stock options were exercised.

Placement Agent Warrants - As discussed in Note 9, the Company completed its IPO on July 29, 2009, and the gross proceeds received by the Company for the offering were $10,200,000 (1,700,000 ordinary shares at $6.00 per share) before the cash offering costs of ¥9,651,771 ($1,412,896).

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock price at grant date	$6.00
Exercise price(per share)	$7.20
Risk free rate of interest	3.7679%
Dividend yield	0%
Expected volatility	78%
Expected life (in years)	5%

The Company had 170,000 of granted placement agent warrants as of September 30, 2011 and no warrants were exercised during the three months then ended.

NOTE 18.     EARNINGS PER SHARE

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

Basic net income per share is computed by dividing net income available to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of ordinary shares, ordinary shares equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options and warrants (using the treasury stock method).  However, the effect from options and warrants would have been anti-dilutive due to the fact that the weighted average exercise price per share of options and warrants is higher than the weighted average market price per share of the ordinary shares during the three months ended September 30, 2011.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
Basic weighted average ordinary shares outstanding	3,951,811	3,951,811	3,951,811
Effect of options and warrants	-	-	-
Diluted weighted average ordinary shares outstanding	3,951,811	3,951,811	3,951,811
Net income (loss) attributable to ordinary shareholders	¥843,761	¥(3,405,196)	$(531,913)
Basic earnings (loss) per share	¥0.21	¥(0.86)	$(0.13)
Diluted earnings (loss) per share	¥0.21	¥(0.86)	$(0.13)

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.     VARIABLE INTEREST ENTITIES

The Company reports VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the consolidated financial statements, except for ENI which was consolidated only through December 15, 2010.

Summary information regarding consolidated VIEs is as follows:

	June 30, 2011	September 30, 2011	September 30, 2011
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥1,847,606	¥1,445,233	$225,754
Trade accounts receivable, net	48,312,877	45,813,668	7,156,373
Notes receivable	1,276,574	-	-
Purchase advances	13,142,724	13,682,569	2,137,300
Other assets	30,155,839	33,248,811	5,193,666
Total Current Assets	¥94,735,620	¥94,190,281	$14,713,093

Non-current assets	1,582,000	1,594,797	249,117
Total Assets	¥96,317,620	¥95,785,078	$14,962,210

LIABILITIES
Trade accounts payable	¥6,320,488	¥7,778,396	$1,215,034
Taxes payable	7,038,394	7,321,923	1,143,729
Other liabilities	41,679,162	40,958,269	6,397,930
Total current liabilities	¥55,038,044	¥56,058,588	$8,756,693
Total Liabilities	¥55,038,044	¥56,058,588	$8,756,693

The financial performance of VIEs reported in the unaudited condensed consolidated income statement is for the three months ended September 30, 2011 including revenues of ¥4,942,589 ($772,062), operating expenses of ¥1,450,039 ($226,504), other income of ¥71,732 ($11,205) and net loss of ¥3,405,196 ($531,913).

NOTE 20.     SUBSEQUENT EVENTS

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

