Form 10-K/A
period 2011-06-30
Recon Technology, Ltd
filed 2012-02-08
CIK 1442620

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to             ..

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the ordinary shares, $0.0185 par value per share (“Shares”), of the registrant held by non-affiliates on December 31, 2010 was approximately $8,735,527, based on the closing sales price of $4.65 per share, as reported on the Nasdaq Capital Market, multiplied by the number of outstanding Shares held by non-affiliates on that date (1,878,608).

The Company is authorized to issue 25,000,000 Shares. As of the date of this report, the Company has issued and outstanding 3,951,811 Shares.

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K/A incorporates the registration statement filed with the Commission on August 12, 2008, as amended (file no. 333-152964) (the “Registration Statement”), and prospectus filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 (the “Securities Act”) on July 24, 2009 (the “IPO Prospectus”). The Registration Statement and IPO Prospectus are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended June 30, 2011, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 31, 2012 (the “Original Filing”). The calculation of the aggregate market value of Shares held by non-affiliates on the cover page and the disclosure of Shares beneficially owned by two shareholders in Part III, Item 12 of the Original Filing have been amended and restated to reflect that Chen Yiquan and Liu Hui share beneficial ownership of 833,687 Shares, causing each to be considered an affiliate of the registrant. Item 15 is restated to reflect the filing of officers’ certifications. No other changes have been made to the Original Filing.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to the Amendment. Except as described above, the Amendment does not reflect events occurring after the date of the Original Filing or modify or update the disclosures in the Original Filing.

PART III

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

	Amount of Beneficial Ownership	Percentage Ownership
Yin Shenping (1)	643,761	15.98%
Chen Guangqiang (2)	639,761	15.88%
Hu Jijun (3)	6,000	* %
Nelson Wong (4)	7,200	* %
Chen Yiquan (5)	833,681	20.69%
Liu Hui (5)	833,681	20.69%
Total	2,130,403	57.14%
Directors and Executive Officers as a Group (seven members)	1,283,522	36.84%

(1)	Includes 24,000 options to purchase ordinary shares which vested on July 30, 2011.
(2)	Includes 20,000 options to purchase ordinary shares which vested on July 30, 2011.
(3)	Includes 6,000 options to purchase ordinary shares which vested on July 30, 2011.
(4)	Includes 7,200 options to purchase ordinary shares which vested on July 30, 2011.
(5)	Includes 458,525 Shares held by Chen Yiquan and 375,156 Shares held by Liu Hui. According to a jointly filed Schedule 13D dated December 27, 2010 (Accession No. 0001144204-10-068264), Chen Yiquan and Liu Hui share beneficial ownership of and have joint voting and dispositive power over the aggregate 833,681 Shares.
*	Less than 1%.

1

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Number	Exhibit

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

2

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

14.1	Code of Ethics of the Company. (2)

21.1	List of subsidiaries of the Company. (3)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

99.1	Audit Committee Charter (2)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Incorporated by reference to the Company’s Annual Report of Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on September 28, 2009.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed on January 31, 2012.
(4)	Filed herewith.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

February 8, 2012	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on February 8, 2012.

Signature	Title

/s/ Yin Shenping	Chief Executive Officer and Director
Yin Shenping	(Principal Executive Officer)

/s/ Chen Guangqiang	Chief Technology Officer and Director
Chen Guangqiang

/s/ Zhao Shudong	Director
Zhao Shudong

/s/ Lu Jun	Director
Lu Jun

/s/ Nelson N.S. Wong	Director
Nelson N.S. Wong

/s/ Hu Jijun	Director
Hu Jijun

/s/ Sun Wenhui	Director
Sun Wenhui