Form 10-Q
period 2011-12-31
Recon Technology, Ltd
filed 2012-02-14
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

ii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

See the unaudited condensed consolidated financial statements following the signature page of this report, which are incorporated herein by reference.

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

Our business is mainly focused on the upstream sectors of the oil and gas industry. We derive our revenues from the sales and provision of (1) hardware products, (2) software products and (3) services. Our products and services involve most of the key procedures of the extraction and production of oil and gas, and include automation systems, equipment, tools and on-site technical services. For the six months ended December 31, 2011, 88.95% of our revenues came from the sales of hardware and 11.05% from software. For the same period of 2010, 96.09% of our revenues came from the sales of hardware and 3.91% from software.

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

Equipment for Oil and Gas Production and Transportation

High-Efficiency Heating Furnaces. Crude petroleum contains certain impurities that must be removed before it can be sold, including water and natural gas. To remove the impurities and to prevent solidification and blockage in transport pipes, companies employ heating furnaces. BHD researched, implemented and developed a new oilfield furnace that is advanced, highly automated, reliable, easily operable, safe and highly heat-efficient (90% efficiency).

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

Factors Affecting Our Business

Business Outlook

The oilfield engineering and technical service industry is generally divided into five sections: (1) exploration, (2) drilling and completion, (3) testing and logging, (4) production and (5) oilfield construction. Thus far our businesses have only been involved in production. Our management plans to expand our core business, move into new markets, and develop new businesses. Management anticipates great opportunities both in new markets and our existing markets. We believe that many existing wells and oilfields need to improve or renew their equipment and service to maintain production, and techniques and services like ours will be needed as new oil and gas fields are developed. In the next three years, we will focus on:

Measuring Equipment and Service. Our priority is the development of our well, pipeline and oilfield SCADA engineering project contracting service, oilfield video surveillance and control system, and reforming technical support service. According to conservative estimates, the potential market for our wireless indicator and remote monitoring system (SCADA) is approximately ¥5 billion.

Market Demand for Gathering and Transferring Equipment. (1) Furnace. We estimate the total market demand in China for furnaces like ours at about 2,000 units per year, of which 500 are expected to come from new wells and 1,500 are expected to come from reconstruction of old wells. The potential market is estimated at ¥800 million (approximately $121 million) based on an average price of ¥400,000 (approximately $60,498) per furnace. (2) Oil/water separator. We estimate the total market demand in China at about 800 units per year, of which 300 are expected to come from new wells and 500 are expected to come from reconstruction of old wells. The potential market is about ¥400 million (approximately $60 million) based on an average price of ¥500,000 (approximately $75,622). (3) Burner. We estimate the total market demand in China at about 5,000 units per year, of which 1,000 are expected to come from new wells and 4,000 are expected to come from reconstruction of old wells. The potential market is about ¥300 million (approximately $45 million) based on an average unit price of ¥60,000 (approximately $9,075).

New Business of Proprietary Oil/Water Separators and Horizontal Well Fracturing Technology. Among the products and services we provide to private oilfield companies, we are now offering our proprietary oil/water separators and horizontal well fracturing technology by establishing our own work team in this area. Our new business of proprietary oil/water separators and horizontal well fracturing technology has generated approximately ¥9 million revenues during the three months ended December 31, 2011.

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

Critical Accounting Policies and Estimates

Estimates and Assumptions

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), which require us to make judgments, estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such estimate is made, and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the unaudited condensed consolidated financial statements. We believe that the following policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our unaudited condensed consolidated financial statements and other disclosures included in this quarterly report. Significant accounting estimates reflected in our Company’s unaudited condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, and useful lives of property and equipment.

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

Software

We sell self-developed software. For software sales, we recognize revenues in accordance with the provisions of ASC 985-605, “Software Revenue Recognition,” and related interpretations. Revenue from software is recognized according to project contracts. Contract costs are accumulated during the periods of installation and testing or commissioning. Usually this is short term. Revenue is not recognized until completion of the contracts and receipt of acceptance statements.

Deferred income represents unearned amounts billed to customers related to sales contracts.

Cost of Revenues

When the criteria for revenue recognition have been met, costs incurred are recognized as cost of revenues. Cost of revenues includes wages, materials, handling charges, the cost of purchased equipment and pipes, and other expenses associated with manufactured products and services provided to customers. We expect cost of revenues to grow as our revenues grow. It is possible that we could incur development costs with little revenue recognition, but based upon our past history, we expect our revenues to grow.

Fair Values of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, trade accounts payable, accrued liabilities, advances from customers and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Allowance for Doubtful Accounts

Trade receivables are carried at original invoiced amount less a provision for any potential uncollectible amounts. Provisions are applied to trade receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes trade accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenues

	For the Three Months Ended December 31,
	2011	2010	Increase	Percentage	Change attributable to:
			(Decrease)	Change	Deconsolidation of ENI	Operations
Hardware	¥23,127,757	¥20,533,998	¥2,593,759	12.63%	¥(5,719,858)	¥8,313,617
Software	3,952,991	2,111,111	1,841,880	87.25%	—	1,841,880
Hardware-related parties	3,763,481	9,538,637	(5,775,156)	(60.54)%	—	(5,775,156)
Total revenue	¥30,844,229	¥32,183,746	¥(1,339,517)	(4.16)%	¥(5,719,858)	¥4,380,341

Revenues. Our total revenues decreased by 4.16%, or ¥1,339,517 ($210,460), from ¥32,183,746 for the three months ended December 31, 2010 to ¥30,844,229 ($4,846,140) for the same period of 2011. Of the revenues from sales of hardware, sales of transportation equipment and oil-water separator equipment increased by 33.20%, sales of automation decreased by 9.02%, and sales of accessories decreased to zero, respectively. The decrease of our revenues for the three-month period was due to the following factors:

(1)	The overall increase of hardware sales was mainly attributable to improved operations, despite the deconsolidation of ENI which caused a decrease of ¥5,719,858 ($898,685). In light of the ownership change of ENI on December 16, 2010, our Audit Committee concluded that ENI is no longer a VIE and we should not include ENI’s operations in our operating results starting December 16, 2010. Our management believes that even though ENI’s not being a VIE caused short-term loss for us, it will not have a significant impact on our long-term business development.

(2)	The increase of hardware sales to unrelated parties attributable to operations amounted to ¥8,313,617 ($1,306,207). This was mainly attributable to (i) our subsidiaries’ recently acquired qualifications making them eligible to take on projects with big state-owned enterprises, and (ii) development of our proprietary oil/water separator and horizontal well fracturing technology, which contributed about ¥9 million revenue during this period.

(3)	The increase of software sales was ¥1,841,880 ($289,390). For accounting purposes, sales of software may be counted towards hardware sales under the category of automation systems from time to time. We record revenue as software sales if (1) the client signs a separate contract of software with us, or (2) the client accepts VAT invoices for software. Due to this accounting treatment, the amount of our revenues categorized as software sales may fluctuate, but such fluctuation does not necessarily mean significant changes in our sales of software.

(4)	The decrease of hardware from related parties was mainly caused by (i) delay of certain key projects and (ii) normal fluctuation due to changing requirements by oilfield companies.

The Chinese government has attached great importance to the safety problems that exist in the Chinese energy industry by implementing numerous new projects and initiatives designed to increase safety and security in the Chinese energy industry, such as implementing digital oilfield construction to improve safety, production efficiency and oil recovery ratios in oilfields. This government-led modernization project is designed to eliminate hidden security dangers, develop key projects for saving energy and materials, and improve utilization of energy. Our management has considered these factors carefully and will focus on related automation and service businesses with an emphasis on safety and energy efficiency.

Additionally, as we have provided services to CNPC and Sinopec, they have chosen to continue to use our solutions. During the three months ended December 31, 2011, 70.45% of our revenues were generated through our business engagements with these companies’ operating subsidiaries. This long-term cooperation made it possible for us to improve our service quality, products’ popularity and adaptability for a very limited number of customers. Further, this long-term cooperation improves our ability to collect receivables on time.

Cost and Margin

	For the Three Months Ended December 31,
	2011	2010	Increase	Percentage	Change attributable to:
			(Decrease)	Change	Deconsolidation of ENI	Operations
Total revenues	¥30,844,229	¥32,183,746	¥(1,339,517)	(4.16)%	¥(5,719,858)	¥4,380,341
Cost of revenues	21,728,373	20,492,176	1,236,197	6.03%	(4,239,500)	5,475,697
Gross profit	¥9,115,856	¥11,691,570	¥(2,575,714)	(22.03)%	¥(1,480,358)	¥(1,095,356)
Margin %	29.55%	36.33%	(6.77)%

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

Our cost of revenues increased by ¥1,236,197 ($194,227), or 6.03%, from ¥20,492,176 during the three months ended December 31, 2010 to ¥21,728,373 ($3,413,888) for the same period of 2011. The increase in cost of revenues was due mainly to the deconsolidation of ENI, which resulted in a decrease of ¥4,239,500 ($660,096), offset by higher cost of operations, which amounted to ¥5,475,697 ($860,323).

As a percentage of revenues, our cost of revenues increased from 63.67% during the three months ended December 31, 2010 to 70.45% for the same period of 2011, mainly due to (1) delayed projects for which additional costs were incurred and (2) our new business of proprietary oil/water separator and horizontal well fracturing technology.

Gross Profit. Our gross profit decreased by ¥2,575,714 ($404,687), or 22.03%, from ¥11,691,570 for the three months ended December 31, 2010 to ¥9,115,856 ($1,432,252) for the same period of 2011. Our gross profit as a percentage of revenue decreased from 36.33% for the three months ended December 31, 2010 to 29.55% for the same period of 2011. This decrease was caused mainly by the lower margin of our new business of proprietary oil/water separator and horizontal well fracturing technology. These new product offerings have acquired certifications and are now qualified to take up projects for large state-owned enterprise clients. Our management expects to be able to develop such new business during the following one-year period, at which time our profit margin as a whole will improve. Our management also plans to adjust our business structure by focusing more on our automation business and our own branded products and services, which provide higher margins, while shifting our focus away from agency sales, which provide lower margins.

Operating Expenses

	For the Three Months Ended December 31,
	2011	2010	Increase	Percentage	Change attributable to:
			(Decrease)	Change	Deconsolidation of ENI	Operations
Selling and distribution	¥1,431,883	¥3,272,318	¥(1,840,435)	(56.24)%	¥(585,023)	¥(1,255,412)
% of revenues	4.64%	10.17%	(5.53)%			—
General and administrative	5,593,869	19,082,366	(13,488,497)	(70.69)%	(14,298,155)	809,658
% of revenues	18.14%	59.29%	(41.15)%			—
Operating expenses	¥7,025,752	¥22,354,684	¥(15,328,932)	(68.57)%	¥(14,883,178)	¥(445,754)

Selling and Distribution Expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including public relations, advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses decreased by 56.24%, from ¥3,272,318 for three months ended December 31, 2010 to ¥1,431,883 ($224,973) for the same period of 2011. Selling expenses as a percentage of total revenues also decreased, from 10.17% in the three months ended December 31, 2010 to 4.64% in the same period of 2011. This decrease was mainly attributable to our long-term relationship with CNPC and Sinopec, as a result of the lower expenses associated with existing business maintenance. However, as we continue to solidify our business relationships with current clients and develop new customers, we may make extensive marketing efforts and incur additional costs. At present, we are expanding our business in Sichuan and Hebei Provinces. In order to successfully increase the scope of our client base, we will continue to establish new local offices in different regions across China. We expect that our selling expenses, as well as its percentage as against total revenues, may increase correspondingly.

General and Administrative Expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses and other expenses incurred in connection with our general operations. General and administrative expenses decreased by ¥13,488,497 ($2,119,267), or 70.69%, from ¥19,082,366 in three months ended December 31, 2010 to ¥5,593,869 ($878,890) in the same period of 2011. General and administrative expenses as a percentage of total revenues also decreased substantially, from 59.29% during the three months ended December 31, 2010 to 18.14% during the same period of 2011. Such decrease is mainly attributable to (1) the deconsolidation of ENI, which accounted for ¥14,298,155 ($2,246,477), and (2) increased expenses for research and development activities and for audit and attorney fees, which accounted for ¥809,658 ($127,211).

Net Income (Loss)

	For the Three Months Ended December 31,
				Percentage
	2011	2010	Change	Change
Income (loss) from operations	¥2,090,104	¥(10,663,114)	¥12,753,218	119.60%
Subsidy income	14,100	—	14,100	100.00%
Interest and other expenses, net	(418,255)	(165,552)	(252,703)	(152.64)%
Loss on deconsolidation	—	(8,989,614)	8,989,614	100.00%
Net income (loss) before income tax	1,685,949	(19,818,280)	21,504,229	108.51%
Provision for income tax	(104,566)	(198,259)	(93,693)	(47.26)%
Net income (loss)	1,581,383	(20,016,539)	21,597,922	107.90%
Net income attributable to non-controlling interest	(185,457)	(660,913)	(475,456)	(71.94)%
Net income (loss) attributable to ordinary shareholders	¥1,395,926	¥(20,677,452)	¥22,073,378	106.75%

Income (Loss) from Operations. Income from operations was ¥2,090,104 ($328,389) for the three months ended December 31, 2011, an increase of ¥12,753,218, or 119.60%, from a loss of ¥10,663,114 for the same period of 2010. This increase in income from operations is attributed primarily to lower operating expenses.

Subsidy Income. We occasionally receive grants from the local government. For the three months ended December 31, 2011, we received ¥14,100 ($2,215) subsidy income. The grant was given by the government in support of local software companies’ operations and research and development in the form of EIT tax return for high-tech companies. Grants related to research and development projects are recognized as subsidy income in the combined and consolidated statements of operations when related expenses are recorded.

Income Tax Expense. Income taxes are provided based upon the liability method of accounting pursuant to US GAAP. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded against deferred tax assets if it is not likely that the asset will be realized. We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in the PRC are generally subject to federal (state) enterprise income tax at a rate of 25%; however, Nanjing Recon and BHD were granted the certification of High Technology Enterprise and are taxed at a rate of 15% for taxable income generated. The applicable tax rate for each of our subsidiaries changed in the past few years because of their qualifications and different local policies. For the three months ended December 31, 2011, Nanjing Recon and BHD were taxed at a rate of 15%. Our effective EIT burden will vary, depending on which of our domestic companies generate greater revenue.

Income tax expense for the three months ended December 31, 2010 and 2011 was ¥198,259 and ¥104,566 ($16,249), respectively. This decrease was mainly due to a decrease in taxable operating income.

Net Income (Loss). As a result of the factors described above, net income was ¥1,581,383 ($248,460) for the three months ended December 31, 2011, an increase of ¥21,597,922 ($3,393,392) from a net loss of ¥20,016,539 for the same period of 2010.

Net Income (Loss) Attributable to Ordinary Shareholders. As a result of the factors described above, net income attributable to ordinary shareholders was ¥1,395,926 ($219,322) for the three months ended December 31, 2011, an increase of ¥22,073,378 ($3,648,094), or 106.75%, from a loss of ¥20,677,452 for same period of 2010.

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

	For the Three Months Ended December 31,
	2011 RMB	2010 RMB	Change	Percentage Change	2011 USD
Reconciliation of adjusted EBITDA to net income (loss):
Net income (loss)	¥1,581,383	¥(20,016,539)	¥21,597,922	107.90%	$248,460
Income tax expense	104,566	198,259	(93,693)	(47.26)%	16,429
Interest expense	133,384	213,009	(79,625)	(37.38)%	20,957
Stock compensation expense	261,483	431,378	(169,895)	(39.38)%	41,083
Depreciation, amortization and accretion	77,434	102,635	(25,201)	(24.55)%	12,166
Loss on deconsolidation	—	8,989,614	(8,989,614)	(100.00)%	—
Adjusted EBITDA	¥2,158,250	¥(10,081,644)	¥12,239,894	121.41%	$339,095

Adjusted EBITDA increased by ¥12,239,894, or 121.41%, from a loss of ¥10,081,644 for the three months ended December 31, 2010 to an income of ¥2,158,250 ($339,095) for the same period of 2011, mainly due to lower operating expenses and no deconsolidation loss. Compared to net income attributable to ordinary shareholders, we believe EBITDA more accurately reflects our operations.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenues

	For the Six Months Ended December 31,
			Increase	Percentage	Change attributable to:
	2011	2010	(Decrease)	Change	Deconsolidation of ENI	Operations
Hardware	¥26,721,529	¥35,856,386	¥(9,134,857)	(25.48)%	¥(14,315,657)	¥5,180,800
Software	3,952,992	2,111,111	1,841,881	87.25%	—	1,841,881
Hardware-related parties	5,112,297	16,015,560	(10,903,263)	(68.08)%	(4,365,812)	(6,537,451)
Total revenues	¥35,786,818	¥53,983,057	¥(18,196,239)	(33.71)%	¥(18,681,469)	¥485,230

Revenues. Our total revenues were ¥35,786,818 ($5,622,703) for the six months ended December 31, 2011, a decrease of 33.71% from ¥53,983,057 for the same period of 2010. During the six-month period, our automation business decreased by 16.07%, sales of transportation equipment increased by 10.19% and our accessory sales business decreased to zero. This decrease was mainly attributable to the deconsolidation of ENI’s operating results.

Cost and Margin

	For the Six Months Ended December 31,
			Increase	Percentage	Change attributable to:
	2011	2010	(Decrease)	Change	Deconsolidation of ENI	Operations
Total revenues	¥35,786,818	¥53,983,057	¥(18,196,239)	(33.71)%	¥(18,681,469)	¥485,230
Cost of revenues	24,193,816	34,573,669	(10,379,853)	(30.02)%	(13,346,098)	2,966,245
Gross profit	¥11,593,002	¥19,409,388	¥(7,816,386)	(40.27)%	¥(5,335,371)	¥(2,481,015)
Margin %	32.39%	35.95%	(3.56)%

Cost of Revenues. Our cost of revenues decreased by ¥10,379,853 ($1,630,847), or 30.02%, from ¥34,573,669 for the six months ended December 31, 2010 to ¥24,193,816 ($3,801,250) for the same period of 2011. Our cost as a percentage of revenues increased from 64.05% for the six months ended December 31, 2010 to 67.61% for the same period of 2011. This increase was a result of (1) price increase for our raw materials, and (2) delays in certain key projects.

Gross Profit. Our gross profit decreased by ¥7,816,386 ($1,228,084), or 40.27%, from ¥19,409,388 for the six months ended December 31, 2010 to ¥11,593,002 ($1,821,453) for the same period in 2011. Our gross profit as a percentage of revenue decreased from 35.95% for the six months ended December 31, 2010 to 32.39% for the same period of 2011. Our management believes it is necessary to adjust our business structure to maintain a higher profit margin. We plan to accomplish this by focusing more on our automation business and our own branded products and services, while shifting our focus away from agency sales, which provide a lower margin.

Operating Expenses

	For the Six Months Ended December 31,
			Increase	Percentage	Change attributable to:
	2011	2010	(Decrease)	Change	Deconsolidation of ENI	Operations
Selling and distribution	¥2,264,680	¥5,075,471	¥(2,810,791)	(55.38)%	¥(1,250,756)	¥(1,560,035)
% of revenues	6.33%	9.40%	(3.07)%
General and administrative	¥10,470,052	¥23,304,180	¥(12,834,128)	(55.07)%	¥(15,083,473)	¥2,249,345
% of revenues	29.26%	43.17%	(13.91)%
Operating expenses	¥12,734,732	¥28,379,651	¥(15,644,919)	(55.13)%	¥(16,334,229)	¥689,310

Selling and Distribution Expenses. Selling expenses decreased by 55.38%, from ¥5,075,471 for the six months ended December 31, 2010 to ¥2,264,680 ($355,819) for the same period of 2011. This decrease is mainly attributable to (1) our stable long-term relationship with CNPC and Sinopec, as a result of the lower expenses associated with existing business maintenance and (2) the deconsolidation of ENI.

General and Administrative Expenses. General and administrative expenses decreased by ¥12,834,128, or 55.07%, from ¥23,304,180 for the six months ended December 31, 2010 to ¥10,470,052 ($1,645,019) for the same period of 2011. General and administrative expenses as a percentage of total revenues also decreased, from 43.17% for the six months ended December 31, 2010 to 29.26% for the same period of 2011. This percentage decrease was primarily attributable to the deconsolidation of ENI, slightly offset by the increase attributable to operations. The increase of general and administrative expenses attributable to operations were mainly due to (1) additional expenses of audit and attorney fees related to the preparation and filing of quarterly and annual reports, (2) increased expenses for research and development activities, and (3) expenses for financial consulting.

Net Loss

	For the Six Months Ended December 31,
				Percentage
	2011	2010	Change	Change
Loss from operations	¥(1,141,730)	¥(8,970,263)	¥(7,828,533)	(87.27)%
Subsidy income	14,100	451,520	437,420	96.88%
Interest and other expenses, net	(483,102)	(320,003)	163,099	50.97%
Loss on deconsolidation	—	(8,989,614)	(8,989,614)	(100.00)%
Net loss before income tax	(1,610,732)	(17,828,361)	(16,217,629)	(90.97)%
Provision for income tax	(213,081)	(1,004,085)	(791,004)	(78.78)%
Net loss	(1,823,813)	(18,832,446)	(17,008,633)	(90.32)%
Net income attributable to non-controlling interest	(185,457)	(1,001,243)	(815,786)	(81.48)%
Net loss attributable to ordinary shareholders	¥(2,009,270)	¥(19,833,689)	¥(17,824,419)	(89.87)%

Loss from Operations. Loss from operations for the six months ended December 31, 2011 was ¥1,141,730 ($179,385), a decrease of ¥7,828,533 from a loss of ¥8,970,263 for the same period of 2010. The reduction in loss from operations was mainly due to lower operating expenses.

Subsidy Income. We received grants of ¥451,520 and ¥14,100 ($2,215) from the local government for the six months ended December 31, 2010 and 2011, respectively. These grants were given by the government in the form of income tax return to support local companies to develop advanced technology and improve their products.

Income Tax Expense. Income tax expense for the six months ended December 31, 2010 and 2011 was ¥1,004,085 and ¥213,081 ($33,480), respectively. The decrease was mainly due to a decrease in taxable operating income and lower effective tax rates.

Net Loss Attributable to Ordinary Shareholders. As a result of the factors described above, there was a net loss attributable to ordinary shareholders in the amount of ¥2,009,270 ($315,691) for the six months ended December 31, 2011, a decrease of 89.87% from a net loss of ¥19,833,689 for the same period of 2010.

Adjusted EBITDA

	For the Six Months Ended December 31,
	2011 RMB	2010 RMB	Change	Percentage Change	2011 USD
Reconciliation of adjusted EBITDA to net (loss):
Net (loss)	¥(1,823,813)	¥(18,832,446)	¥(17,008,633)	(90.32)%	$(286,551)
Income tax expense	213,081	1,004,085	791,004	78.78%	33,479
Interest expense	276,295	325,469	49,174	15.11%	43,411
Stock compensation expense	524,847	870,084	345,237	39.68%	82,462
Depreciation, amortization and accretion	166,157	201,232	35,075	17.43%	26,106
Loss on deconsolidation	—	8,989,614	8,989,614	100.00%	—
Adjusted EBITDA	¥(643,432)	¥(7,441,962)	¥(6,798,528)	(91.35)%	$(101,094)

Adjusted EBITDA. Adjusted EBITDA recovered by ¥6,798,528, from a loss of ¥7,441,962 for the six months ended December 31, 2010 to a loss of ¥643,432 for the same period of 2011. This was due to the lower operating expenses and zero deconsolidation loss. Compared to the net loss attributable to ordinary shareholders, we believe adjusted EBITDA more accurately reflects our operations.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of December 31, 2011, we had cash and cash equivalents in the amount of ¥1,087,967 ($170,938).

Indebtedness. As of December 31, 2011, except for ¥2,328,633 ($365,867) of short-term borrowings and ¥4,648,030 ($730,283) of short-term borrowings from related parties, we did not have any finance leases or hire purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operating operations. As of December 31, 2011 we had total assets of ¥124,861,815 ($19,617,862), which includes cash amounting to ¥1,087,967 ($170,938), and net accounts receivable amounting to ¥65,448,867 ($10,283,103). Working capital amounted to ¥73,193,511 ($11,499,914) and shareholders’ equity amounted to ¥87,707,195 ($12,680,439).

Cash from Operating Activities. Net cash used in operating activities was ¥2,023,589 ($317,940) for the six months ended December 31, 2011, a decrease of ¥3,167,736 from ¥5,191,325 for the same period of 2010. The decrease in the use of cash in the current period was due to an increase in trade accounts receivable partially offset by an increase in trade accounts payable and reduction in inventories. During this period, increase in our trade accounts receivable was mainly caused by increase in revenues attributable to operations. The majority of inventories used in this period were purchased last year, so we conducted our business without the need for additional purchases. We also reserved some equipment for upcoming projects, resulting in increased purchase advance and trade accounts payable.

Cash from Investing Activities. Net cash used in investing activities was ¥96,231 ($15,119) for the six months ended December 31, 2011, a decrease of ¥2,184,923 from ¥2,281,154 for the same period of 2010. The decrease was mainly caused by a loss on cash due to the deconsolidation of ENI amounting to ¥2,256,305, while there was no such loss for the same period of 2011.

Cash from Financing Activities. Net cash used in financing activities was ¥178,021 ($27,970) for the six months ended December 31, 2011, compared to net cash provided by financing activities amounting to ¥3,141,602 for the same period of 2010. The decrease in net cash provided by financing activities was mainly due to the payment of bank loans and decrease in short-term borrowings.

Working Capital. As of December 31, 2011, our working capital was ¥73,193,511 ($11,499,914). Total current asset as of December 31, 2011 amounted to ¥110,846,721 ($17,415,858), an increase of ¥10,066,282 ($1,581,580) compared to June 30, 2011. The increase was mainly attributable to an increase in trade accounts receivable as a result of our business development.

The current ratio decreased from 3.75 at June 30, 2011 to 2.94 at December 31, 2011. This was mainly caused by the increase in trade accounts payable and short-term borrowings.

Recently Enacted Accounting Standards

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2011, our company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. In light of the nature of the adjustments attributable to the restatement of two Forms 10-Q (for the quarters ended December 31, 2010 and March 30, 2011) and the late filing of the annual report on Form 10-K for the year ended June 30, 2011, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

The Company has conducted a preliminary assessment of its accounting organization and the manner in which the accounting and financial reporting functions are being supported. Based on such assessment, the Company has developed a preliminary plan to strengthen its accounting and financial reporting functions as well as the related disclosure controls and procedures. Such plan will require the hiring of additional resources and the deployment of other corporate resources for the accounting department in relation to the financial reporting process. Such additional resources will include the establishment of a work force dedicated to the task of correcting past financial irregularities and maintaining correct financial reporting on an on-going basis. To strengthen the Company’s internal control over financial reporting, the Company has engaged outside consultants that are skilled in SEC reporting and Section 404 compliance to assist in the implementation of the following remedial actions (which are targeted to be completed by June 2012):

•	Development and formalization of key accounting and financial reporting policies and procedures;

•	Identification and documentation of key controls by business process;

•	Enhancement of existing disclosures policies and procedures;

•	Formalization of periodic communication between management and the audit committee;

•	Implementation of policies and procedures intended to enhance management monitoring and oversight by the Audit Committee; and

•	Formalization of a periodic staff training program to enhance their awareness of the key internal control activities.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	None

(c)	None

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

II-1

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

II-2

10.33	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.34	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.35	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Li Hongqi (1)

10.36	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.37	Operating Agreement among Recon Technology (Jining) Co. Ltd., Jining ENI Energy Technology Co., Ltd., and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.38	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

21.1	Subsidiaries of the Registrant (2)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

EX-101.INS	XBRL Instance Document (4)

EX-101.SCH	XBRL Taxonomy Extension Schema Document (4)

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed on January 31, 2012.
(3)	Filed herewith.
(4)	Furnished herewith.

II-3

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

February 14, 2012	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

Signature-1

RECON TECHNOLOGY, LTD

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	PAGE

Unaudited Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2011	F-2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six and three months ended December 31, 2011 and December 31, 2010	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and December 31, 2010	F-4
Notes to Unaudited Condensed Consolidated Financial Statements	F-5

RECON TECHNOLOGY, LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	December 31,
	2011	2011	2011
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥3,485,944	¥1,087,967	$170,938
Trade accounts receivable, net	22,329,705	43,186,965	6,785,389
Trade accounts receivable - related parties, net	25,983,172	22,261,902	3,497,714
Notes receivable	1,276,574	-	-
Other receivables, net	6,128,794	7,975,843	1,253,137
Other receivables- related parties	4,383,000	4,309,414	677,080
Purchase advances, net	12,152,896	14,127,636	2,219,686
Purchase advances- related party	989,828	532,288	83,631
Prepaid expenses	1,016,299	229,708	36,091
Inventories	22,576,094	16,617,196	2,610,837
Deferred tax assets	458,133	517,802	81,355
Total Current Assets	100,780,439	110,846,721	17,415,858

Other receivables	12,971,481	12,971,481	2,038,035
Property and equipment, net	1,132,425	1,043,613	163,969
Total Assets	¥114,884,345	¥124,861,815	$19,617,862

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	¥6,320,488	¥16,099,885	$2,529,559
Other payables	2,022,401	3,073,837	482,951
Deferred income	2,420,497	1,927,387	302,824
Advances from customers	782,945	760,730	119,523
Accrued payroll and employees' welfare	157,824	90,220	14,175
Accrued expenses	345,015	278,451	43,749
Taxes payable	7,192,123	8,446,037	1,327,013
Short-term bank loan	5,000,000	-	-
Short-term borrowings	1,743,286	2,328,633	365,867
Short-term borrowings - related parties	911,399	4,648,030	730,283
Total Current Liabilities	¥26,895,978	¥37,653,210	$5,915,944

Commitments and Contingencies

Equity
Ordinary shares (U.S. $0.0185 par value, 25,000,000 shares authorized; 3,951,811 shares issued and outstanding)	¥529,979	¥529,979	$83,268
Additional paid-in capital	65,877,686	66,912,980	10,513,140
Appropriated retained earnings	2,058,429	2,264,492	355,789
Unappropriated retained earnings	13,502,105	11,295,724	1,774,745
Accumulated other comprehensive loss	(295,803)	(295,980)	(46,503)
Total Controlling Shareholders’ Equity	81,672,396	80,707,195	12,680,439
Non-controlling Interest	6,315,971	6,501,410	1,021,479
Total Equity	87,988,367	87,208,605	13,701,918
Total Liabilities and Equity	¥114,884,345	¥124,861,815	$19,617,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD.
UNAUDITED CONDNESED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Six Months Ended December 31,			For the Three Months Ended December 31,
	2010	2011	2011	2010	2011	2011
	RMB	RMB	U.S. Dollars	RMB	RMB	U.S. Dollars

Revenues
Hardware - third-party	¥35,856,386	¥26,721,529	$4,198,396	¥20,533,998	¥23,127,757	$3,633,754
Hardware - related-parties	16,015,560	5,112,297	803,227	9,538,637	3,763,481	591,305
Software	2,111,111	3,952,992	621,080	2,111,111	3,952,991	621,081
Total revenues	53,983,057	35,786,818	5,622,703	32,183,746	30,844,229	4,846,140

Cost of revenues	34,573,669	24,193,816	3,801,250	20,492,176	21,728,373	3,413,888
Gross profit	19,409,388	11,593,002	1,821,453	11,691,570	9,115,856	1,432,252

Selling and distribution expenses	5,075,471	2,264,680	355,819	3,272,318	1,431,883	224,973
General and administrative expenses	23,304,180	10,470,052	1,645,019	19,082,366	5,593,869	878,890
Operating expenses	28,379,651	12,734,732	2,000,838	22,354,684	7,025,752	1,103,863

Income (loss) from operations	(8,970,263)	(1,141,730)	(179,385)	(10,663,114)	2,090,104	328,389

Subsidy income	451,520	14,100	2,215	-	14,100	2,215
Interest income	407	2,803	440	-	-	-
Interest expense	(325,469)	(276,295)	(43,411)	(213,009)	(133,384)	(20,957)
Other (expenses) income	5,059	(209,610)	(32,933)	47,457	(284,871)	(44,758)
Loss on deconsolidation	(8,989,614)	-	-	(8,989,614)	-	-
Net income (loss) before income tax	(17,828,361)	(1,610,732)	(253,074)	(19,818,280)	1,685,949	264,889

Provision for income tax	(1,004,085)	(213,081)	(33,479)	(198,259)	(104,566)	(16,429)
Net income (loss)	(18,832,446)	(1,823,813)	(286,553)	(20,016,539)	1,581,383	248,460
Net (income) attributable to non-controlling interest	(1,001,243)	(185,457)	(29,138)	(660,913)	(185,457)	(29,138)
Net income (loss) attributable to ordinary shareholders	¥(19,833,689)	¥(2,009,270)	$(315,691)	¥(20,677,452)	¥1,395,926	$219,322

Net income (loss)	¥(18,832,446)	¥(1,823,813)	$(286,553)	¥(20,016,539)	¥1,581,383	$248,460
Other comprehensive income (loss)
Foreign currency translation adjustment	(170,180)	178	28	(62,146)	(7,416)	(1,165)
Comprehensive income (loss)	(19,002,626)	(1,823,635)	(286,525)	(20,078,685)	1,573,967	247,295
Comprehensive (income) attributable to non-controlling interests	(984,225)	(185,439)	(29,136)	(654,698)	(184,680)	(29,016)
Comprehensive income (loss) attributable to ordinary shareholders	¥(19,986,851)	¥(2,009,074)	$(315,661)	¥(20,733,383)	¥1,389,287	$218,279

Earnings (loss) per ordinary share - basic	¥(5.02)	¥(0.51)	$(0.08)	¥(5.23)	¥0.35	$0.06
Earnings (loss) per ordinary share - diluted	¥(5.02)	¥(0.51)	$(0.08)	¥(5.23)	¥0.35	$0.06
Weighted average shares - basic	3,951,811	3,951,811	3,951,811	3,951,811	3,951,811	3,951,811
Weighted average shares - diluted	3,951,811	3,951,811	3,951,811	3,951,811	3,951,811	3,951,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
Cash flows from operating activities:
Net loss	¥(18,832,446)	¥(1,823,813)	$(286,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on deconsolidation of VIE	8,989,614	-	-
Depreciation and amortization	201,232	166,157	26,106
Loss from disposal of office equipment	-	18,887	2,967
Stock based payment	870,084	524,847	82,462
Allowance for (reversal of allowance for) doubtful accounts	14,258,979	(7,602)	(1,194)
Deferred tax provision (benefit)	(1,547)	59,669	9,375
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,473,514)	(16,762,432)	(2,633,656)
Notes receivable	-	1,276,574	200,571
Other receivables, net	(3,280,285)	(1,776,923)	(279,184)
Purchase advances, net	11,587,946	(1,879,697)	(295,332)
Prepaid expenses	606,600	786,591	123,587
Inventories	(18,704,512)	5,958,898	936,242
Trade accounts payable	3,825,240	9,779,397	1,536,506
Other payables	(937,110)	1,051,436	165,198
Deferred income	(1,829,458)	(493,110)	(77,476)
Advances from customers	(319,111)	(22,215)	(3,490)
Accrued payroll and employees' welfare	(246,891)	(67,603)	(10,622)
Accrued expenses	(11,931)	(66,564)	(10,458)
Taxes payable	105,786	1,253,914	197,011
Net cash used in operating activities	(5,191,325)	(2,023,589)	(317,940)

Cash flows from investing activities:
Purchases of property and equipment	(24,849)	(101,131)	(15,889)
Proceeds from disposal of property and equipment	-	4,900	770
Effect on cash due to deconsolidating VIE	(2,256,305)	-	-
Net cash used in investing activities	(2,281,154)	(96,231)	(15,119)

Cash flows from financing activities:
Proceeds from short-term bank loan	5,000,000	-	-
Repayments of short-term bank loan	-	(5,000,000)	(785,583)
Proceeds from short-term borrowings	1,316,375	885,347	139,103
Proceeds from short-term borrowings-related party	3,321,327	3,536,632	555,664
Repayments of short-term borrowings	(3,544,600)	(100,000)	(15,712)
Repayments of short-term borrowings-related party	(2,951,500)	-	-
Capital contribution by an owner	-	500,000	78,558
Net cash provided by (used in ) financing activities	3,141,602	(178,021)	(27,970)

Effect of exchange rate fluctuation on cash and cash equivalents	(164,209)	(100,136)	(15,733)

Net decrease in cash and cash equivalents	¥(4,495,086)	¥(2,397,977)	$(376,762)
Cash and cash equivalents at beginning of period	12,142,957	3,485,944	547,700
Cash and cash equivalents at end of period	¥7,647,871	¥1,087,967	$170,938

Supplemental cash flow information
Cash paid during the period for interest	¥36,000	¥257,477	$40,454
Cash paid during the period for taxes	¥2,337,279	¥-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE	1. ORGANIZATION AND NATURE OF OPERATIONS

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

On December 16, 2010, ENI was deconsolidated from the Company and ceased to be a VIE of the Company after the Company’s Audit Committee concluded that, in light of a December 16, 2010 change in the equity ownership of ENI, the Company ceased to have the power to direct the activities of ENI. From December 16, 2010 onward, therefore, the Company conducted its business through, and only consolidated as variable interest entities, the two entities of BHD and Nanjing Recon.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 28, 2000, a Founder of the Company purchased a controlling interest in BHD which was organized under the laws of the PRC on June 29, 1999. Through December 15, 2010, the Founders held 67.5% ownership in BHD. From December 16, 2010 to December 31, 2011, Messers. Yin Shenping and Chen Guangqiang held 79.99% ownership interest of BHD. BHD is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest are the remaining amount (10%).

On July 4, 2003, Nanjing Recon was organized under the laws of the PRC. On August 27, 2007, the Founders of the Company purchased a majority ownership of Nanjing Recon from a related party who was a majority owner of Nanjing Recon. Through December 15, 2010, the Founders held 80% ownership interest in Nanjing Recon. From December 16, 2010 to December 31, 2011, Messers. Yin Shenping and Chen Guangqiang held 80% ownership interest of Nanjing Recon. Nanjing Recon is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest are the remaining amount (10%).

On January 21, 2003, ENI was organized under the laws of the PRC. On December 16, 2010 in light of the change of the ownership in ENI, the Company ceased to have the power to direct the activities of ENI which most significantly impact its economic performance as of that date. As a result, ENI ceased to be a VIE of the Company on December 16, 2010. Founders of the Company owned a controlling interest of ENI through December 15, 2010 by holding 80% ownership interest in ENI. However, from December 16, 2010 to December 31, 2011,the Founders did not own any interest in ENI. Based on ASC Topic 810, ENI was combined and consolidated with the Company from January 1, 2008, the date of the exclusive agreements, through December 15, 2010 when the Company ceased to have control over ENI. From January 1, 2008 through December 15, 2010, the Company allocated profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest were the remaining amount (10%).

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company, its subsidiaries, and VIEs for which the Company is the primary beneficiary. All inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring entries, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2011. The results of operations for the interim periods presented are not indicative of the operating results to be expected for the Company’s fiscal year ending June 30, 2012.

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying unaudited condensed consolidated financial statements have been expressed in Chinese Yuan. The unaudited condensed consolidated financial statements as of and for the period ended December 31, 2011 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers and are unaudited. The translation has been made at the rate of ¥6.3647= US$1.00, the approximate exchange rate prevailing on December 31, 2011. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

Accounting Estimates - The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, the useful lives of property and equipment and the fair value of stock based payments. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Financial Instruments - The carrying amounts reported in the unaudited condensed consolidated balance sheets for trade accounts receivable, other receivables, purchase advances, trade accounts payable, accrued liabilities, advances from customers, short-term bank loan and short-term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments.

Long-term other receivables approximate fair value because the interest rate approximates the market rate.

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

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset.

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

Subsidy Income - Grants given by the government are to support local software companies’ operation and research and development. Grants related to research and development projects are recognized as subsidy income in the unaudited condensed consolidated statements of operations when received. Grants in the form of value-added-tax refund for software products are recognized when received.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following at June 30, 2011 and December 31, 2011:

	June 30, 2011	December 31, 2011	December 31, 2011
Third Party	RMB	RMB	U.S. Dollars
Trade accounts receivable	¥25,184,288	¥45,667,990	$7,175,199
Allowance for doubtful accounts	(2,854,583)	(2,481,025)	(389,810)
Total – third-party, net	¥22,329,705	¥43,186,965	$6,785,389

	June 30, 2011	December 31, 2011	December 31, 2011
Related Parties	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥23,077,900	¥21,266,800	$3,341,367
Beijing Aerda Oil Technology Co. Ltd.	3,090,000	995,102	156,347
	26,167,900	22,261,902	3,497,714
Allowance for doubtful accounts	(184,728)	-	-
Total - related parties, net	¥25,983,172	¥22,261,902	$3,497,714

One of the Founders is a 14% minority owner of Beijing Yabei Nuoda Science and Technology Co. Ltd. (“Yabei Nuoda”). Such ownership in Yabei Nuoda was subsequently reduced to zero on November 29, 2011. The receivable from Yabei Nuoda was generated primarily from the sale of automation system and services based on written contracts.

One of the owners of BHD, a VIE of the Company, is a 2.06% minority owner of Beijing Aerda Oil Technology Co. Ltd. (“Aerda”). The receivable from Aerda was generated primarily from the sale of equipment for oil and gas production based on written contracts.

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following at June 30, 2011 and December 31, 2011:

Third Party	June 30, 2011	December 31, 2011	December 31, 2011
Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥4,800,000	¥4,800,000	$754,160
Loans to third-parties (B)	255,730	850,730	133,664
Business advance to staff (C)	1,141,279	857,234	134,686
Deposits for projects	99,600	1,539,442	241,872
Others	31,820	96,333	15,136
Allowance for doubtful accounts	(199,635)	(167,896)	(26,381)
Total	¥6,128,794	¥7,975,843	$1,253,137

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Third Party	June 30, 2011	December 31, 2011	December 31, 2011
Non-Current Portion	RMB	RMB	U.S. Dollars
Due from ENI	¥12,971,481	¥12,971,481	$2,038,035
Total	¥12,971,481	¥12,971,481	$2,038,035

(A)	Due from ENI represents a working capital loan to ENI. The loan balance had been an intercompany balance and was eliminated in the Company’s unaudited condensed consolidated financial statements before the deconsolidation of ENI. It was reclassified to other receivables after ENI ceased to be a VIE of the Company on December 16, 2010. In January 2012, ENI agreed to repay the loan on a payment schedule, and interest is accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest will be repaid over three years on a quarterly basis beginning March, 2012. The first four payments are RMB 1.2 million each. The payments after 2012 are RMB12,971,48 and mature at December 31 2014.

(B)	Loans to third-parties are mainly used for short-term fund to support cooperative companies. These loans are due on demand bearing no interest.

(C)	Business advance to staff represents advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

Other receivables - related parties represent loans to related parties for working capital advances to related entities. Such advances are due-on-demand and non-interest bearing.

Below is a summary of other receivables - related parties at June 30, 2011 and December 31, 2011.

	June 30, 2011	December 31, 2011	December 31, 2011
Related Parties	RMB	RMB	U.S. Dollars
Beijing Aerda Oil Technology Co. Ltd.	¥3,692,600	¥3,600,715	$565,732
Beijing Yabei Nuoda Science and Technology Co. Ltd.	620,000	620,000	97,412
Xiamen Huasheng Haitian Computer Network Co. Ltd.	70,400	70,400	11,061
Family member of one owner	-	53,499	8,406
Allowance for doubtful accounts	-	(35,200)	(5,531)
Total	¥4,383,000	¥4,309,414	$677,080

One of the owners of BHD, a VIE of the Company, is a 2.06% minority owner of Aerda.

One of the Founders is a 14% minority owner of Yabei Nuoda. Such ownership in Yabei Nuoda was subsequently reduced to zero on November 29, 2011.

One of the Founders and his family member collectively own 57% of Xiamen Huasheng Haitian Computer Network Co. Ltd (translated name).

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PURCHASE ADVANCES

The Company purchased products and services from a third-party and a related party during the normal course of business. Purchase advances consisted of the following at June 30, 2011 and December 31, 2011:

	June 30, 2011	December 31, 2011	December 31, 2011
Third Party	RMB	RMB	U.S. Dollars
Prepayment for inventory purchase	¥12,558,296	¥14,895,533	$2,340,335
Allowance for doubtful accounts	(405,400)	(767,897)	(120,649)
Total	¥12,152,896	¥14,127,636	$2,219,686

Below is a summary of purchase advances to related party.

	June 30, 2011	December 31, 2011	December 31, 2011
Related Party	RMB	RMB	U.S. Dollars
Nanjing Youkong Information Technology Co., Ltd	¥989,828	¥532,288	$83,631
Total	¥989,828	¥532,288	$83,631

One of the Founders is a 20% owner of Nanjing Youkong Information Technology Co. Ltd (translated name).

NOTE 6. INVENTORIES

Inventories consisted of the following at June 30, 2011 and December 31, 2011:

	June 30, 2011	December 31, 2011	December 31, 2011
	RMB	RMB	U.S. Dollars
Small component parts	¥40,716	¥43,144	$6,779
Work in process	6,913,528	5,547,764	871,646
Finished goods	15,621,850	11,026,288	1,732,412
Total inventories	¥22,576,094	¥16,617,196	$2,610,837

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2011 and December 31, 2011:

	June 30, 2011	December 31, 2011	December 31, 2011
	RMB	RMB	U.S. Dollars
Motor vehicles	¥1,838,720	¥1,711,860	$268,962
Office equipment and fixtures	409,356	451,587	70,952
Total property and equipment	2,248,076	2,163,447	339,914
Less: accumulated depreciation	(1,115,651)	(1,119,834)	(175,945)
Property and equipment, net	¥1,132,425	¥1,043,613	$163,969

Depreciation expense was ¥102,425 and ¥77,434 ($12,166) for the three months ended December 31, 2010 and 2011, respectively. Depreciation expense was ¥201,232 and ¥166,157 ($26,106) for the six months ended December 31, 2010 and December 31, 2011, respectively.

NOTE 8. TRADE ACCOUNTS PAYABLES

Trade accounts payable consisted of the following at June 30, 2011 and December 31, 2011:

	June 30, 2011	December 31, 2011	December 31, 2011
	RMB	RMB	U.S. Dollars
Trade accounts payable - third party	¥6,320,488	¥15,583,444	$2,448,418
Trade accounts payable - related parties	-	516,441	81,141
Total	¥6,320,488	¥16,099,885	$2,529,559

Below is a summary of trade accounts payable to related parties.

	June 30, 2011	December 31, 2011	December 31, 2011
Related Party	RMB	RMB	U.S. Dollars
Xiamen Hengda Haitian Computer Network Co., Ltd	¥-	¥299,347	$47,032
Beijing Yabei Nuoda Science and Technology Co., Ltd.	-	205,128	32,229
Xiamen Huasheng Haitian Computer Network Co, Ltd	-	11,966	1,880
Total	¥-	¥516,441	$81,141

One of the Founders and his family member collectively controlled 37% of Xiamen Hengda Haitian Computer Network Co. Ltd (translated name).

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

One of the Founders is a 14% minority owner of Yabei Nuoda . Such ownership in Yabei Nuoda was subsequently reduced to zero on November 29, 2011.

One of the Founders and his family member collectively owns 57% of Xiamen Huasheng Haitian Computer Network Co. Ltd (translated name).

NOTE 9. OTHER PAYABLES

Other payables consisted of the following at June 30, 2011 and December 31, 2011:

	June 30, 2011	December 31, 2011	December 31, 2011
	RMB	RMB	U.S. Dollars
Service	¥1,239,968	¥1,945,066	$305,602
Freight	421,743	-	-
Due to ENI	148,000	149,435	23,479
Due to related party (A)	61,477	61,477	9,654
Expenses paid by third-parties on behalf of Recon	18,007	356,991	56,089
Expenses paid by the major shareholders on behalf of Recon	133,206	548,822	86,229
Others	-	12,076	1,898
Total other payables	¥2,022,401	¥3,073,837	$482,951

(A)	The amount consisted primarily of an advance from Yabei Nuoda for RMB 60,000 to supplement the Company’s working capital. The advance is payable on demand and non-interest bearing.

NOTE 10. SHAREHOLDERS’ EQUITY

Ordinary Shares - When the Company was incorporated in the Cayman Islands on August 21, 2007, 25,000,000 ordinary shares were authorized, and 2,139,203 ordinary shares were issued to the Founders, at a par value of $0.0185 each. On July 29, 2009, the Company completed its initial public offering (the “IPO”) by offering 1,700,000 ordinary shares at $6.00 per share. In connection with the IPO, all 112,608 redeemable ordinary shares outstanding were automatically converted into non-redeemable ordinary shares pursuant to an agreement. On July 31, 2009, ordinary shares of the Company commenced trading on NASDAQ Stock Exchange.

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2011 and December 31, 2011, the balance of total statutory reserves was ¥2,058,429 and ¥2,264,492 ($355,789), respectively.

Stock-Based Awards Plan - In June 2009, the Board of Directors and the shareholders of the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of stock options and restricted ordinary shares to employees, non-employee directors and consultants of the Company. Options granted under the 2009 Plan may be Incentive Stock Options or Non-statutory Stock Options. Non-employee directors and Consultants are not eligible to receive the award of an Incentive Stock Option. The Compensation Committee of the Board of Director is entitled to establish the term, vesting conditions and exercise price of the options as well as the vesting conditions and transferability of restricted shares. Under the 2009 Plan, 790,362 unissued ordinary shares have been reserved for issuance. As discussed in Note 19, under the 2009 Plan, the Company granted options to purchase 293,000 of ordinary shares to its employees and non-employee directors on July 29, 2009 and 170,000 warrants to placement agent.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2010, the Company held the annual board meeting and accepted resignation of certain directors. Based on the Company’s stock incentive plan, no options may be exercised more than 3 months after termination of employment. Since those directors left at the time of the annual meeting in December 2010, their options had expired as of December 31, 2011. Thus, 100,000 options were forfeited and reallocated back into the Company’s option pool.

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

Thus for the calendar year 2009, Nanjing Recon is subject to an income tax rate of 25%. For calendar year 2010, the Company reapplied for high-technology enterprise approval and has passed all relevant reviews. Thus, for the calendar years 2010 and 2011, Nanjing Recon is subject to an income tax rate of 15%.

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November 25, 2009 and is subject to an income tax rate of 15% for calendar year 2010 and 2011. This qualification certificate will stay effective until the certificate matures in 2012.

Deferred tax assets are comprised of the following:

	June 30, 2011	December 31, 2011	December 31, 2011
	RMB	RMB	U.S. Dollars
Allowance for doubtful receivables	¥458,133	¥517,802	$81,355
Total deferred income tax assets	¥458,133	¥517,802	$81,355

Following is a reconciliation of income taxes at the calculated statutory rates:

	For the three months ended December 31, 2010	For the three months ended December 31, 2011	For the three months ended December 31, 2011
	RMB	RMB	U.S. Dollars
Income tax calculated at statutory rates	¥734,075	¥568,427	$89,309
Benefit of favorable rate for high-technology companies	(1,984)	(227,371)	(35,723)
Benefit of revenue exempted from enterprise income tax	(533,832)	(236,490)	(37,157)
Provision for income tax	¥198,259	¥104,566	$16,429

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2010	For the six months ended December 31, 2011	For the six months ended December 31, 2011
	RMB	RMB	U.S. Dollars
Income tax calculated at statutory rates	¥1,786,357	¥568,427	$89,309
Nondeductible expenses	-	108,515	17,050
Benefit of favorable rate for high-technology companies	(714,544)	(227,371)	(35,724)
Benefit of revenue exempted from enterprise income tax	(67,728)	(236,490)	(37,156)
Provision for income tax	¥1,004,085	¥213,081	$33,479

	For the three months ended December 31, 2010	For the three months ended December 31, 2011	For the three months ended December 31, 2011
	RMB	RMB	U.S. Dollars
Current income tax	¥199,806	¥44,897	$7,054
Deferred income tax	(1,547)	59,669	9,375
Provision for income tax	¥198,259	¥104,566	$16,429

	For the six months ended December 31, 2010	For the six months ended December 31, 2011	For the six months ended December 31, 2011
	RMB	RMB	U.S. Dollars
Current income tax	¥1,005,632	¥153,412	$24,104
Deferred income tax	(1,547)	59,669	9,375
Provision for income tax	¥1,004,085	¥213,081	$33,479

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SHORT-TERM BANK LOAN

Short-term bank loan consisted of the following at June 30, 2011 and December 31, 2011:

	June 30, 2011	December 31, 2011	December 31, 2011
	RMB	RMB	U.S. Dollars
Beijing Bank, with a floating interest rate (CHIBOR) from 5.56% to 6.06% annually, (repaid on December 22, 2011)	¥5,000,000	¥-	$-
Short-term bank loan	¥5,000,000	¥-	$-

The interest expense for the short-term bank loan was ¥0 and ¥82,842 ($13,016) for the three months ended December 31, 2010 and 2011, respectively. The interest expense for the short-term bank loan was ¥0 and  ¥166,063 ($26,091) for the six months ended December 31, 2010 and 2011, respectively.

NOTE 13. SHORT-TERM BORROWINGS

Short-term borrowings are generally extended upon maturity and consisted of the following:

	June 30, 2011	December 31, 2011	December 31, 2011
Short-term borrowings due to	RMB	RMB	U.S. Dollars
non-related parties:
Short-term borrowing, 6% annual interest, matures on November 10, 2012	¥1,017,600	¥1,078,656	$169,475
Short-term borrowing, 6% annual interest, matures on December 10, 2012	225,686	239,227	37,587
Short-term borrowing, 6% annual interest, matures on August 8, 2012	-	510,750	80,247
Short-term borrowings, interest at 1.2% per month, matures on April 21, 2012	500,000	500,000	78,558
Total short-term borrowings due to non-related parties	¥1,743,286	¥2,328,633	$365,867

The interest expenses for short-term borrowings due to non-related parties are ¥36,649 and ¥28,606 ($4,495) for the three months ended December 31, 2010 and 2011, respectively.

The interest expenses for short-term borrowings due to non-related parties are ¥73,299 and ¥67,634 ($10,626) for the six months ended December 31, 2010 and 2011, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2011	December 31, 2011	December 31, 2011
Short-term borrowings due to	RMB	RMB	U.S. Dollars
related parties:
Due-on-demand borrowings from Founders, no interest	¥46,377	¥46,377	$7,287
Short-term borrowing from a Founder's family member, 6% annual interest, matures on May 4, 2012	216,765	216,765	34,057
Short-term borrowing from a Founder's family member, no interest, matures on November15, 2012	50,000	50,000	7,856
Short-term borrowing from a Founder's family member, 6% annual interest, matures on December 9, 2012	47,281	50,854	7,990
Short-term borrowing from a Founder's family member, 6% annual interest, matures on October 21, 2012	-	3,500,000	549,908
Short-term borrowings from Xiamen Hengda Haitian Computer Network Co. Ltd., no interest, matures on November 14, 2012	-	200,000	31,423
Short-term borrowings from management, 6% annual interest, matures on December 8, 2012	550,976	584,034	91,762
Total short-term borrowings due to related parties	¥911,399	¥4,648,030	$730,283

The interest expenses for short-term borrowings due to related parties are ¥175,381 and ¥21,937 ($3,447) for the three months ended December 31, 2010 and 2011, respectively.

The interest expenses for short-term borrowings due to related parties are ¥252,170 and ¥ 42,598 ($6,693) for the six months ended December 31, 2010 and 2011, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2011
	BHD	Nanjing Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$286,355
Unappropriated retained earnings	2,272,903	2,224,168	4,497,071	695,710
Accumulated other comprehensive loss	(18,551)	(13,549)	(32,100)	(4,966)
Total non-controlling interest	¥3,905,352	¥2,410,619	¥6,315,971	$977,099

	As of December 31, 2011
	BHD	Nanjing Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$290,823
Unappropriated retained earnings	2,366,668	2,315,860	4,682,528	735,703
Accumulated other comprehensive loss	(19,881)	(12,237)	(32,118)	(5,047)
Total non-controlling interest	¥3,997,787	¥2,503,623	¥6,501,410	$1,021,479

NOTE 15. CONCENTRATIONS

For the three months ended December 31, 2010 and 2011, the largest two customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented approximately 71.55%,16.3% and 57.65%, 12.8% of the Company’s revenue, respectively.

For the six months ended December 31, 2010 and 2011, the largest two customers, CNPC and SINOPEC, represented approximately 53.17% , 22.56% and 58.11%, 12.29% of the Company’s revenue, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended December 31, 2010 and 2011, no suppliers accounted for 10% or more of total purchases.

NOTE 16. COMMITMENTS AND CONTINGENCIES

(a)	Office Leases

The Company leased two offices in Beijing (one for BHD; one for Nanjing Recon) and one office in Nanjing for Nanjing Recon through June 30, 2012, December 31, 2012 and July 9, 2012, respectively. Future payments under such leases are as follows as of December 31, 2011:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 years

Operating lease	$139,362	$139,362	-	-

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of December 31, 2011, the Company estimated its severance payments of approximately ¥900,750 ($141,523) which has not been reflected in its unaudited condensed consolidated financial statements, as the probability of payment is remote.

NOTE 17. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – sales to related parties consisted of the following:

	For the Three Months ended December 31,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥7,282,052	¥3,144,359	$494,031
Beijing Aerda Oil Technology Co. Ltd.	2,256,585	619,122	$97,274
Revenues from related parties	¥9,538,637	¥3,763,481	$591,305

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months ended December 31,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥9,393,163	¥3,144,359	$494,031
Beijing Aerda Oil Technology Co. Ltd.	2,256,585	1,967,938	$309,196
Zhongjiyan Technology (Beijing) Co. Ltd	4,365,812	-	-
Revenues from related parties	¥16,015,560	¥5,112,297	$803,227

Purchases from related parties – purchases from related parties consisted of the following:

	For the Three Months Ended December 31,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
Nanjing Youkong Information Technology Co., Ltd	¥480,000	¥860,000	$135,120
Purchase from related parties	¥480,000	¥860,000	$135,120

	For the Six Months ended December 31,
	2010	2011	2011
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥-	¥205,128	$32,229
Nanjing Youkong Information Technology Co., Ltd	480,000	860,000	135,120
Purchase from related parties	¥480,000	¥1,065,128	$167,349

Leases from related parties - On January 1, 2011, the Company entered into a one-year agreement for the lease of office space owned by the Founders and their family members.  The terms of the agreement state that the Company will lease the property for one year at a monthly rent of ¥86,583 with the annual rental expense at ¥1,039,000 ($157,143).

Short-term borrowings from related parties - The Company borrowed ¥911,399 and ¥4,648,030 ($730,283) from the Founders, their family members and senior officials as of June 30, 2011 and December 31, 2011, respectively. For the specific terms and interest rates of the borrowings, please see Note 13.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Stock price at grant date	$6.00
Exercise price(per share)	$6.00
Risk free rate of interest ***	4.6118%
Dividend yield	0.0%
Life of option (years) **	10
Volatility *	78%
Forfeiture rate ****	0%

* Volatility is projected using the performance of PHLX Oil Service Sector index.

** The life of options represents the period the option is expected to be outstanding.

*** The risk-free interest rate is based on the Chinese international bond denominated in U.S. dollar, with a maturity that approximates the life of the option.

**** Forfeiture rate is the estimated percentage of options forfeited by employees by leaving or being terminated before vesting.

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥30.17 ($4.42) per share. Compensation expense recorded was ¥870,084 and ¥524,847 ($82,462) for the six months ended December 31, 2010 and 2011, respectively.

As of December 31, 2011, 100,000 options were forfeited and reallocated to incentive pool (see Note 10); options to purchase 193,000 of ordinary shares were outstanding, 58,600 of which are vested under the 2009 Plan and no granted stock options were exercised.

Placement Agent Warrants - As discussed in Note 10, the Company completed its IPO on July 29, 2009, and the gross proceeds received by the Company for the offering were $10,200,000 (1,700,000 ordinary shares at $6.00 per share) before the cash offering costs of ¥9,651,771 ($1,412,896).

In connection with the offering, the Company sold the placement agent warrants to purchase 170,000 ordinary shares at $7.20 per share for a nominal amount. These warrants are exercisable for a period of five years. The Company has agreed to file, during the five year period at its cost, at the request of the holders of a majority of the placement agents warrants and the underlying ordinary shares, and to use its best efforts to cause to become effective a registration statement under the Securities Act of 1933, as amended, as required to permit the public sale of ordinary shares issued or issuable upon exercise of the placement agent’s warrants. The Company accounted for the warrants as an additional offering cost with an estimated value of $627,341 which was a deduction of the gross proceeds mentioned above. The following table presents the assumptions used in the Black-Scholes valuation model to estimate the fair value of the placement agent warrants sold:

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock price at grant date	$6.00
Exercise price(per share)	$7.20
Risk free rate of interest	3.7679%
Dividend yield	0%
Expected volatility	78%
Expected life (in years)	5

The Company had 170,000 of granted placement agent warrants as of December 31, 2011 and no warrants were exercised during the three months then ended.

NOTE 19. EARNINGS PER SHARE

ASC 260 “Earnings Per Share” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares or resulted in the issuance of ordinary shares that then shared in the earnings of the entity.

Basic net income per share is computed by dividing net income available to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of ordinary shares, ordinary shares equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options and warrants (using the treasury stock method).  However, the effect from options and warrants would have been anti-dilutive due to the fact that the weighted average exercise price per share of options and warrants is higher than the weighted average market price per share of the ordinary shares during the three and six months ended December 31, 2011.

NOTE 20. Variable Interest Entities

The Company reports its VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the unaudited condensed consolidated financial statements; ENI which was consolidated only through December 15, 2010, after which it ceased being a

VIE.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary information regarding consolidated VIEs is as follows:

	June 30, 2011	December 31, 2011	December 31, 2011
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥1,847,606	¥1,002,197	$157,461
Trade accounts receivable, net	48,312,877	65,448,867	10,283,103
Notes receivable	1,276,574	-	-
Purchase advances, net	13,142,724	14,660,284	2,303,374
Other assets	30,155,839	25,780,377	4,050,525
Total Current Assets	94,735,620	106,891,725	16,794,463

Non-current assets	1,582,000	1,554,021	244,162
Total Assets	¥96,317,620	¥108,445,746	$17,038,625

LIABILITIES
Trade accounts payable	¥6,320,488	¥16,099,885	$2,529,560
Taxes payable	7,038,394	8,292,308	1,302,859
Other liabilities	41,679,162	40,213,346	6,318,184
Total current liabilities	55,038,044	64,605,539	10,150,603
Total Liabilities	¥55,038,044	¥64,605,539	$10,150,603

The financial performance of VIEs reported in the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three months ended December 31, 2011 includes revenues of ¥30,844,229 ($4,846,140), operating expenses of  ¥4,997,162 ($785,137), other expense of  ¥284,871 ($44,758) and net profit of ¥5,465,825 ($858,772).

The financial performance of VIEs reported in the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the six months ended December 31, 2011 includes revenues of ¥35,786,818 ($5,622,703), operating expenses of ¥8,859,585 ($1,391,988), other expense of 209,610($32,933) and net profit of ¥2,060,629 ($323,759).

