Form 10-Q
period 2012-03-31
Recon Technology, Ltd
filed 2012-05-15
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

9 Fulin Road

Beijing 100107 China

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

Our business is mainly focused on the upstream sectors of the oil and gas industry. We derive our revenues from the sales and provision of (1) hardware products, (2) software products and (3) services. Our products and services involve most of the key procedures of the extraction and production of oil and gas, and include automation systems, equipment, tools and on-site technical services. For the nine months ended March 31, 2012, 91.90% of our revenues came from the sales of hardware and 8.10% from software. For the same period of 2011, 96.94% of our revenues came from the sales of hardware and 3.36% from software.

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

New Business of Proprietary Oil/Water Separators and Horizontal Well Fracturing Technology. Among the products and services we provide to private oilfield companies, we are now offering our proprietary oil/water separators and horizontal well fracturing technology by establishing our own work team in this area. Our new business of proprietary oil/water separators and horizontal well fracturing technology has generated approximately ¥10 million revenues during the nine months ended March 31, 2012.

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

Fair Values of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for trade accounts receivable, other receivables, purchase advances, trade accounts payable, accrued liabilities, advances from customers, short-term bank loan and short-term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term other receivables approximate fair value because the interest rate approximates the market rate.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenues

	For the Three Months Ended March 31,
	2012	2011	Increase	Percentage
			(Decrease)	Change
Hardware	¥8,987,916	¥4,877,721	¥4,110,195	84.26%
Hardware-related parties	4,031,206	3,883,878	147,328	3.79%
Total revenues	¥13,019,122	¥8,761,599	¥4,257,523	48.59%

Revenues. Our total revenues increased by 48.59%, or ¥4,257,523 ($673,158), from ¥8,761,599 for the three months ended March 31, 2011 to ¥13,019,122 ($2,058,457) for the same period of 2012. The increase in revenues for the three-month period was due mainly to the increase in hardware sales by ¥4,110,195 ($649,864), attributable to (i) the increase in revenue from the automation business by ¥4 million, mainly from our new client Sinopec’s Southwest Branch, (ii) the increase in revenue from horizontal well fracturing by ¥2.7 million this quarter, and (iii) partially offset by the decrease in revenue from furnaces due to normal changes in client needs.

During the three months ended March 31, 2012, 68.97% of our revenues were generated directly through our business engagements with operating subsidiaries of CNPC and Sinopec. Long-term cooperation made it possible for us to improve our service quality, products’ popularity and adaptability for a very limited number of customers. Further, this long-term cooperation improves our ability to collect receivables on time.

Cost and Margin

	For the Three Months Ended March 31,
	2012	2011	Increase	Percentage
			(Decrease)	Change
Total revenues	¥13,019,122	¥8,761,599	¥4,257,523	48.59%
Cost of revenues	6,786,052	7,321,069	(535,017)	(7.31%)
Gross profit	¥6,233,070	¥1,440,530	¥4,792,540	332.69%
Margin %	47.88%	16.44%	31.43%

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

Our cost of revenues decreased by ¥535,017 ($84,592), or 7.31%, from ¥7,321,069 during the three months ended March 31, 2011 to ¥6,786,052 ($1,072,944) for the same period of 2012. As a percentage of revenues, our cost of revenues decreased from 83.56% during the three months ended March 31, 2011 to 52.12% for the same period of 2012. The decrease was caused by the lack of delayed projects, which incurred substantial additional costs for the same period of 2011.

Gross Profit. Our gross profit increased by ¥4,792,540 ($757,750), or 332.69%, from ¥1,440,530 for the three months ended March 31, 2011 to ¥6,233,070 ($985,513) for the same period of 2012. Our gross profit as a percentage of revenue increased from 16.44% for the three months ended March 31, 2011 to 47.88% for the same period of 2012. The increase was due mainly to higher gross profit margin of our new product based on horizontal well fracturing technology. Our gross profit result shows that our operation benefits from our management strategy to develop high value-added fracturing business and automaton business.

Operating Expenses

	For the Three Months Ended March 31,
	2012	2011	Increase	Percentage
			(Decrease)	Change
Selling and distribution	¥1,273,126	¥1,427,471	¥(154,345)	(10.81%)
% of revenues	9.78%	16.29%	(6.51%)
General and administrative	4,856,515	3,300,181	1,556,334	47.16%
% of revenues	37.30%	37.67%	(0.36%)
Operating expenses	¥6,129,641	¥4,727,652	¥1,401,989	29.66%

Selling and Distribution Expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including public relations, advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses decreased by 10.81%, from ¥1,427,471 for the three months ended March 31, 2011 to ¥1,273,126 ($201,294) for the same period of 2012. Selling expenses as a percentage of total revenues also decreased, from 16.92% in the three months ended March 31, 2011 to 9.78% in the same period of 2012. This decrease was mainly attributable to the lower expenses associated with existing business maintenance as a result of our long-term relationship with CNPC and Sinopec.

General and Administrative Expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses and other expenses incurred in connection with our general operations. General and administrative expenses increased by ¥1,556,334 ($246,072), or 47.16%, from ¥3,300,181 in the three months ended March 31, 2011 to ¥4,856,515 ($767,865) in the same period of 2012. Such increase was mainly attributable to (1) increased expenses for research and development activities, and (2) increased expense related to staff wages in order to retain talented staff. General and administrative expenses as a percentage of total revenues decreased slightly, from 37.67% in the three months ended March 31, 2011 to 37.30% in the same period of 2012.

Net Income (Loss)

	For the Three Months Ended March 31,
	2012	2011	Increase	Percentage
			(Decrease)	Change
Income (loss) from operations	¥103,429	¥(3,287,122)	¥3,390,551	103.15%
Subsidy income	540,756	341,025	199,731	58.57%
Interest income (expense) and other expenses, net	(252,196)	184,805	(437,001)	(236.47%)
Net income (loss) before income tax	391,989	(2,761,292)	3,153,281	114.20%
Income tax benefit (expense)	(132,883)	290,173	(423,056)	(145.79%)
Net income (loss)	259,106	(2,471,119)	2,730,225	110.49%
Net income (loss) attributable to non-controlling interest	(140,410)	459,510	(599,920)	(130.56%)
Net income (loss) attributable to ordinary shareholders	¥118,696	¥(2,011,609)	¥2,130,305	105.90%

Income (Loss) from Operations. Income from operations was ¥103,429 ($16,354) for the three months ended March 31, 2012, an increase of ¥3,390,551, or 103.15%, from a loss of ¥3,287,122 for the same period of 2011. This increase in income from operations is attributed primarily to increase in revenues.

Subsidy Income. We occasionally receive grants from the local government. For the three months ended March 31, 2012, we received ¥540,756 ($85,499) subsidy income. The grant was given by the government in support of local software companies’ operations and research and development in the form of EIT tax return for high-tech companies. Grants related to research and development projects are recognized as subsidy income in the combined and consolidated statements of operations when related expenses are recorded.

Income Tax Benefit (Expense). Income taxes are provided based upon the liability method of accounting pursuant to US GAAP. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded against deferred tax assets if it is not likely that the asset will be realized. We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in the PRC are generally subject to federal (state) enterprise income tax at a rate of 25%; however, Nanjing Recon and BHD were granted the certification of High Technology Enterprise and are taxed at a rate of 15% for taxable income generated. The applicable tax rate for each of our subsidiaries changed in the past few years because of their qualifications and different local policies. For the three months ended March 31, 2012, Nanjing Recon and BHD were taxed at a rate of 15%. Our effective EIT burden will vary, depending on which of our domestic companies generate greater revenue.

Income tax benefit for the three months ended March 31, 2011 was ¥290,173 and income tax expense for the three months ended March 31, 2012 was ¥132,883 ($21,010), respectively. This increase was mainly due to an increase in taxable operating income.

Net Income (Loss). As a result of the factors described above, net income was ¥259,106 ($40,968) for the three months ended March 31, 2012, an increase of ¥2,730,225 ($431,678) from a net loss of ¥2,471,119 for the same period of 2011.

Net Income (Loss) Attributable to Ordinary Shareholders. As a result of the factors described above, net income attributable to ordinary shareholders was ¥118,696 ($18,768) for the three months ended March 31, 2012, an increase of ¥2,130,305 ($336,823), or 105.90%, from a loss of ¥2,011,609 for same period of 2011.

Adjusted EBITDA

Adjusted EBITDA. We define adjusted EBITDA as net income (loss) adjusted to income tax expense (benefit), interest expense, non-cash stock compensation expense, depreciation, amortization and accretion expense. We think it is useful to an equity investor in evaluating our operating performance because: (1) it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which the assets were acquired; and (2) it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

	For the Three Months Ended March 31,
	2012	2011	Increase (Decrease)	Percentage Change	2012 U.S. Dollars
Reconciliation of adjusted EBITDA to net income (loss):
Net income (loss)	¥259,106	¥(2,471,119)	¥2,730,225	110.49%	$40,968
Income tax expense (benefit)	132,883	(290,173)	423,056	(145.79%)	21,010
Interest expense	225,718	102,841	122,877	(119.48%)	35,688
Stock compensation expense	259,163	268,180	(9,017)	(3.36%)	40,976
Depreciation, amortization and accretion	112,509	77,300	35,209	45.55%	17,789
Adjusted EBITDA	¥989,379	¥(2,312,971)	¥3,302,350	(142.78%)	$156,431

Adjusted EBITDA increased by ¥3,302,350 ($522,135), or 142.78%, from a loss of ¥2,312,971 for the three months ended March 31, 2011 to an income of ¥989,379 ($156,431) for the same period of 2012. The increase was mainly due to lower operating expenses and the lack of deconsolidation loss. Compared to net income attributable to ordinary shareholders, we believe EBITDA more accurately reflects our operations.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenues

	For the Nine Months Ended March 31,
			Increase	Percentage	Change attributable to:
	2012	2011	(Decrease)	Change	Deconsolidation of ENI	Operations
Hardware	¥35,709,445	¥40,734,107	¥(5,024,662)	(12.34%)	¥(14,315,657)	¥9,290,995
Software	3,952,991	2,111,111	1,841,880	87.25%	——	1,841,880
Hardware-related parties	9,143,503	19,899,438	(10,755,935)	(54.05%)	(4,365,812)	(6,390,123)
Total revenues	¥48,805,939	¥62,744,656	¥(13,938,717)	(22.21%)	¥(18,681,469)	¥4,742,752

Revenues. Our total revenues were ¥48,805,939 ($7,716,720) for the nine months ended March 31, 2012, a decrease of 22.21%, or ¥13,938,717 ($2,203,854) from ¥62,744,656 for the same period of 2011. During the nine-month period, our automation business increased by 14.80%, sales of transportation equipment increased by 8.5% and our accessory sales business decreased to zero. This decrease was mainly attributable to the deconsolidation of ENI’s operating results.

Cost and Margin

	For the Nine Months Ended March 31,
			Increase	Percentage	Change attributable to:
	2012	2011	(Decrease)	Change	Deconsolidation of ENI	Operations
Total revenues	¥48,805,939	¥62,744,656	¥(13,938,717)	(22.21%)	¥(18,681,469)	¥4,742,752
Cost of revenues	30,979,868	41,894,738	(10,914,870)	(26.05%)	(13,346,098)	2,431,228
Gross profit	¥17,826,071	¥20,849,918	¥(3,023,847)	(14.50%)	¥(5,335,371)	¥2,311,524
Margin %	36.52%	33.23%	3.29%

Cost of Revenues. Our cost of revenues decreased by ¥10,914,870 ($1,725,753), or 26.05%, from ¥41,894,738 for the nine months ended March 31, 2011 to ¥30,979,868 ($4,898,235) for the same period of 2012. Our cost as a percentage of revenues decreased from 66.77% for the nine months ended March 31, 2011 to 63.48% for the same period of 2012. This decrease was a result of (1) the deconsolidation of ENI, and (2) new business with lower cost level.

Gross Profit. Our gross profit decreased by ¥3,023,847 ($478,101), or 14.50%, from ¥20,849,918 for the nine months ended March 31, 2011 to ¥17,826,071 ($2,818,485) for the same period of 2012. Our gross profit as a percentage of revenues increased from 33.23% for the nine months ended March 31, 2011 to 36.52% for the same period of 2012. Our management believes it is necessary to adjust our business structure to maintain a higher profit margin. We plan to accomplish this by focusing more on our automation business and our own branded products and services, while shifting our focus away from agency sales, which provide a lower margin.

Operating Expenses

	For the Nine Months Ended March 31,
			Increase	Percentage	Change attributable to:
	2012	2011	(Decrease)	Change	Deconsolidation of ENI	Operations
Selling and distribution	¥3,537,806	¥6,502,942	¥(2,965,136)	(45.60%)	¥(1,250,756)	¥(1,714,380)
% of revenues	7.25%	10.36%	(3.12%)
General and administrative	¥15,326,567	¥26,604,362	¥(11,277,795)	(42.39%)	¥(15,083,473)	¥3,805,678
% of revenues	31.40%	42.40%	(11.00%)
Operating expenses	¥18,864,373	¥33,107,304	¥(14,242,931)	(43.02%)	¥(16,334,229)	¥2,091,298

Selling and Distribution Expenses. Selling expenses decreased by 45.60%, from ¥6,502,942 for the nine months ended March 31, 2011 to ¥3,537,806 ($559,363) for the same period of 2012. This decrease is mainly attributable to (1) the lower expenses associated with existing business maintenance as a result of our stable long-term relationship with CNPC and Sinopec and (2) the deconsolidation of ENI.

General and Administrative Expenses. General and administrative expenses decreased by ¥11,277,795, or 42.39%, from ¥26,604,362 for the nine months ended March 31, 2011 to ¥15,326,567 ($2,423,288) for the same period of 2012. General and administrative expenses as a percentage of total revenues also decreased, from 42.40% for the nine months ended March 31, 2011 to 31.40% for the same period of 2012. This percentage decrease was primarily attributable to the deconsolidation of ENI, slightly offset by the increase attributable to operations. The increase of general and administrative expenses attributable to operations were mainly due to (1) additional expenses of audit and attorney fees related to the preparation and filing of quarterly and annual reports, (2) increase in expenses for research and development activities, and (3) fees for financial consulting.

Net Loss

	For the Nine Months Ended March 31,
			Increase	Percentage
	2012	2011	(Decrease)	Change
Loss from operations	¥(1,038,302)	¥(12,257,386)	¥11,219,084	(91.53%)
Subsidy income	554,856	792,545	(237,689)	(29.99%)
Interest and other expenses, net	(735,298)	(135,198)	(600,100)	443.87%
Loss on deconsolidation	—	(8,989,614)	(8,989,614)	(100.00%)
Net loss before income tax	¥(1,218,744)	¥(20,589,653)	¥(19,370,909)	(94.08%)
Income tax expense	(345,964)	(713,912)	(367,948)	(51.54%)
Net loss	(1,564,708)	(21,303,565)	19,738,857	(92.66%)
Net income attributable to non-controlling interest	(325,867)	(541,733)	215,866	(39.85%)
Net loss attributable to ordinary shareholders	¥(1,890,575)	¥(21,845,298)	¥19,954,724	(91.35%)

Loss from Operations. Loss from operations for the nine months ended March 31, 2012 was ¥1,038,302 ($164,166), a decrease of ¥11,219,084 from a loss of ¥12,257,386 for the same period of 2011. The reduction in loss from operations was mainly due to the lower operating expenses.

Subsidy Income. We received grants of ¥792,545 and ¥554,856 ($87,728) from the local government for the nine months ended March 31, 2011 and 2012, respectively. These grants were given by the government in the form of income tax return to support local companies to develop advanced technology and improve their products.

Income Tax Expense. Income tax expense for the nine months ended March 31, 2011 and 2012 was ¥713,912 and ¥345,964 ($54,700), respectively. The decrease was mainly due to a decrease in taxable operating income and lower effective tax rates.

Net Loss Attributable to Ordinary Shareholders. As a result of the factors described above, there was a net loss attributable to ordinary shareholders in the amount of ¥1,890,575 ($298,919) for the nine months ended March 31, 2012, a decrease of 91.35% from a net loss of ¥21,845,298 for the same period of 2011.

Adjusted EBITDA

Adjusted EBITDA. We define adjusted EBITDA as net loss adjusted to income tax expense, interest expense, non-cash stock compensation expense, depreciation, amortization and accretion expense and loss resulting from the deconsolidation of a VIE. We think it is useful to an equity investor in evaluating our operating performance because: (1) it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which the assets were acquired; and (2) it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

	For the Nine months Ended March 31,
	2012	2011	Increase (Decrease)	Percentage Change	2012 U.S. Dollar
Reconciliation of adjusted EBITDA to net loss:
Net loss	¥(1,564,708)	¥(21,303,565)	¥(19,738,857)	(92.66%)	$(247,396)
Income tax expense	345,964	713,912	367,948	51.54%	54,700
Interest expense	502,013	528,797	26,785	5.07%	79,373
Stock compensation expense	784,010	1,138,264	354,254	31.12%	123,960
Depreciation, amortization and accretion	252,842	278,532	25,690	9.22%	39,977
Loss on deconsolidation	—	8,989,614	8,989,614	100.00%	—
Adjusted EBITDA	¥320,121	¥(9,654,446)	¥(9,974,567)	(103.22%)	$50,614

Adjusted EBITDA. Adjusted EBITDA increased by ¥9,974,567 ($1,577,081), from a loss of ¥9,654,446 for the nine months ended March 31, 2011 to a profit of ¥320,121 for the same period of 2012. This was due to the lower operating expenses and zero deconsolidation loss. Compared to the net loss attributable to ordinary shareholders, we believe adjusted EBITDA more accurately reflects our operations.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of March 31, 2012, we had cash and cash equivalents in the amount of ¥2,355,804 ($372,477).

Indebtedness. As of March 31, 2012, except for ¥1,817,883 ($287,426) of short-term borrowings, ¥5,110,300 ($807,991) of short-term borrowings from related parties and short-term bank loan of ¥9,000,000 ($1,422,992), we did not have any finance leases or hire purchase commitments, guarantees or other material contingent liabilities.

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

On December 16, 2010, in light of the change of ownership in ENI, we ceased to have the power to direct the activities of ENI, which as of that date most significantly impact its economic performance. As a result, ENI ceased to be our VIE starting from the same date.

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

Capital Resources. To date, we have financed our operations primarily through cash flows from financing operations. As of March 31, 2012 we had total assets of ¥131,316,858 ($20,762,543), which included cash amounting to ¥2,355,804 ($372,477), and net accounts receivable amounting to ¥63,749,366 ($10,079,429). Working capital amounted to ¥73,214,703 ($11,575,996) and total equity amounted to ¥87,606,811($13,851,536).

Cash from Operating Activities. Net cash used in operating activities was ¥9,242,844 ($1,461,389) for the nine months ended March 31, 2012, an increase of ¥4,262,229 ($673,902) from ¥4,980,615 for the same period of 2011. The increase in the use of cash in the current period was due to an increase in trade accounts receivable and purchase advanced. During this period, increase of our trade accounts receivable was mainly caused by increased revenue. We also reserved some equipment for coming projects which resulting increased purchase advance and trade accounts payable.

Cash from Investing Activities. Net cash used in investing activities was ¥559,931($88,531) for the nine months ended March 31, 2012, a decrease of ¥1,843,823 ($291,527) from ¥2,403,754 for the same period of 2011. The difference was mainly caused by the loss of cash due to the deconsolidation of ENI for the nine months ended March 31, 2011 amounting to ¥2,256,305, comparing to zero such loss for the same period of 2012.

Cash from Financing Activities. Net cash provided by financing activities was ¥8,773,498 ($1,387,180) for the nine months ended March 31, 2012, compared to net cash provided by financing activities amounting to ¥2,620,087 for the same period of 2011. The increase in net cash provided by financing activities was mainly due to the proceeds of bank loans and the increase in short-term borrowings from related parties.

Working Capital. As of March 31, 2012, our working capital was ¥73,214,703 ($11,575,996). Total current asset as of March 31, 2012 amounted to ¥116,924,750 ($18,487,003), an increase of ¥16,144,311 ($2,552,581) compared to June 30, 2011. The increase was mainly attributable to an increase in trade accounts receivable as a result of our business development.

The current ratio decreased from 3.75 at June 30, 2011 to 2.68 at March 31, 2012. This was mainly caused by the increase in trade accounts payable, short-term bank loan and short-term borrowings.

Recently Enacted Accounting Standards

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2012, our company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. In light of the nature of the adjustments attributable to the restatement of two Forms 10-Q (for the quarters ended December 31, 2010 and March 31, 2011) and the late filing of the annual report on Form 10-K for the year ended June 30, 2011, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

The Company, with the assistance of an independent internal controls consultant, has developed a specific plan to address our control deficiencies. Since December 31, 2011, the Company has completed the necessary documentation of our internal controls and implemented the following remedial initiatives:

•      Improved the design and documentation related to multiple levels of review over financial statements included in our SEC filings;

•      Expanded the design and assessment test work over the monitoring function of entity level controls;

•      Enhanced documentation retention policies over test work related to our continuous management assessments of internal control effectiveness; and

•      Expanded documentation practices and policies related to various key controls to provide support and audit trails for both internal management assessment as well as external auditor testing.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	None

(c)	None

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

II-1

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

II-2

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.33	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.34	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.35	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Li Hongqi (1)

10.36	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.37	Operating Agreement among Recon Technology (Jining) Co. Ltd., Jining ENI Energy Technology Co., Ltd., and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.38	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

21.1	Subsidiaries of the Registrant (2)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed on January 31, 2012.
(3)	Filed herewith.
(4)	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

II-3

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

May 15, 2012	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

II-4

RECON TECHNOLOGY, LTD

RECON TECHNOLOGY, LTD
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,	March 31,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥3,485,944	¥2,355,804	$372,477
Trade accounts receivable, net	22,329,705	42,700,056	6,751,317
Trade accounts receivable - related parties, net	25,983,172	21,049,310	3,328,112
Notes receivable	1,276,574	-	-
Other receivables, net	6,128,794	6,250,544	988,275
Other receivables- related parties	4,383,000	1,910,900	302,133
Purchase advances, net	12,152,896	22,468,151	3,552,445
Purchase advances- related party	989,828	1,001,288	158,314
Prepaid expenses	1,016,299	2,426,272	383,619
Inventories	22,576,094	15,989,167	2,528,051
Deferred tax assets	458,133	773,258	122,260
Total Current Assets	100,780,439	116,924,750	18,487,003

Other receivables	12,971,481	12,971,481	2,050,924
Property and equipment, net	1,132,425	1,420,627	224,616
Total Assets	¥114,884,345	¥131,316,858	$20,762,543

LIABILITIES AND EQUITY
Current Liabilities
Trade accounts payable	¥6,320,488	¥12,783,202	$2,021,155
Other payables	2,022,401	4,109,421	649,742
Deferred income	2,420,497	1,521,037	240,492
Advances from customers	782,945	813,650	128,646
Accrued payroll and employees' welfare	157,824	116,782	18,464
Accrued expenses	345,015	310,743	49,132
Taxes payable	7,192,123	8,127,029	1,284,967
Short-term bank loan	5,000,000	9,000,000	1,422,992
Short-term borrowings	1,743,286	1,817,883	287,426
Short-term borrowings - related parties	911,399	5,110,300	807,991
Total Current Liabilities	¥26,895,978	¥43,710,047	$6,911,007

Commitments and Contingencies

Equity
Ordinary shares (U.S. $0.0185 par value, 25,000,000 shares authorized; 3,951,811 shares issued and outstanding)	¥529,979	¥529,979	$83,795
Additional paid-in capital	65,877,686	67,180,627	10,621,947
Appropriated retained earnings	2,058,429	2,420,503	382,706
Unappropriated retained earnings	13,502,105	11,249,463	1,778,656
Accumulated other comprehensive loss	(295,803)	(403,620)	(63,817)
Total Controlling Shareholders’ Equity	81,672,396	80,976,952	12,803,287
Non-controlling Interest	6,315,971	6,629,859	1,048,249
Total Equity	87,988,367	87,606,811	13,851,536
Total Liabilities and Equity	¥114,884,345	¥131,316,858	$20,762,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

UNaudited condensed Consolidated Statements of operations and Comprehensive Income (loss)

	For the Nine Months Ended March 31,			For the Three Months Ended March 31,
	2011	2012	2012	2011	2012	2012
	RMB	RMB	U.S. Dollars	RMB	RMB	U.S. Dollars
Revenues
Hardware - third-party	¥40,734,107	¥35,709,445	$5,646,031	¥4,877,721	¥8,987,916	$1,421,082
Hardware - related-parties	19,899,438	9,143,503	1,445,682	3,883,878	4,031,206	637,375
Software	2,111,111	3,952,991	625,007	-	-	-
Total revenues	62,744,656	48,805,939	7,716,720	8,761,599	13,019,122	2,058,457

Cost of revenues	41,894,738	30,979,868	4,898,235	7,321,069	6,786,052	1,072,944
Gross profit	20,849,918	17,826,071	2,818,485	1,440,530	6,233,070	985,513

Selling and distribution expenses	6,502,942	3,537,806	559,363	1,427,471	1,273,126	201,294
General and administrative expenses	26,604,362	15,326,567	2,423,288	3,300,181	4,856,515	767,865
Operating expenses	33,107,304	18,864,373	2,982,651	4,727,652	6,129,641	969,159

Income (loss) from operations	(12,257,386)	(1,038,302)	(164,166)	(3,287,122)	103,429	16,354

Subsidy income	792,545	554,856	87,728	341,025	540,756	85,499
Interest income	2,082	3,089	488	1,675	286	45
Interest expense	(428,310)	(502,013)	(79,373)	(102,841)	(225,718)	(35,688)
Other income(expenses)	291,030	(236,374)	(37,373)	285,971	(26,764)	(4,232)
Loss on deconsolidation	(8,989,614)	-	-	-	-	-
Net income (loss) before income tax	(20,589,653)	(1,218,744)	(192,696)	(2,761,292)	391,989	61,978

Benefit(provision) for income tax	(713,912)	(345,964)	(54,700)	290,173	(132,883)	(21,010)
Net income (loss)	(21,303,565)	(1,564,708)	(247,396)	(2,471,119)	259,106	40,968
Net (income) loss attributable to non-controlling interest	(541,733)	(325,867)	(51,523)	459,510	(140,410)	(22,200)
Net income (loss) attributable to ordinary shareholders	¥(21,845,298)	¥(1,890,575)	$(298,919)	¥(2,011,609)	¥118,696	$18,768

Net income (loss)	¥(21,303,565)	¥(1,564,708)	$(247,396)	¥(2,471,119)	¥259,106	$40,968
Other comprehensive income (loss)
Foreign currency translation adjustment	(181,807)	(119,795)	(18,941)	(11,627)	(119,973)	(18,969)
Comprehensive income (loss)	(21,485,372)	(1,684,503)	(266,337)	(2,482,746)	139,133	21,999
Comprehensive (income) loss attributable to non-controlling interests	(523,552)	(313,888)	(49,629)	460,673	(128,449)	(20,309)
Comprehensive income (loss) attributable to ordinary shareholders	¥(22,008,924)	¥(1,998,391)	$(315,966)	¥(2,022,073)	¥10,684	$1,690

Earnings (loss) per ordinary share - basic	¥(5.53)	¥(0.48)	$(0.08)	¥(0.51)	¥0.03	$0.00
Earnings (loss) per ordinary share - diluted	¥(5.53)	¥(0.48)	$(0.08)	¥(0.51)	¥0.03	$0.00
Weighted average shares - basic	3,951,811	3,951,811	3,951,811	3,951,811	3,951,811	3,951,811
Weighted average shares - diluted	3,951,811	3,951,811	3,951,811	3,951,811	3,951,811	3,951,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

unaudited condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended March 31,
	2011	2012	2012
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net loss	¥(21,303,565)	¥(1,564,708)	$(247,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on deconsolidation of VIE	8,989,614	-	-
Depreciation and amortization	278,532	252,842	39,977
Loss from disposal of office equipment	-	18,887	2,986
Stock based payment	1,138,264	784,010	123,960
Provision for doubtful accounts	14,770,110	1,695,435	268,066
Deferred tax benefit	(78,216)	(315,125)	(49,824)
Changes in operating assets and liabilities:
Trade accounts receivable, net	8,321,735	(16,718,352)	(2,643,343)
Notes receivable	-	1,276,574	201,839
Other receivables, net	1,791,606	2,301,650	363,914
Purchase advances, net	12,431,484	(10,691,586)	(1,690,450)
Prepaid expenses	(482,249)	(1,409,973)	(222,931)
Inventories	(22,317,528)	6,586,927	1,041,461
Trade accounts payable	(2,313,421)	6,462,714	1,021,821
Other payables	(1,625,176)	2,087,020	329,979
Deferred income	(1,414,636)	(899,460)	(142,214)
Advances from customers	(439,761)	30,705	4,855
Accrued payroll and employees' welfare	(216,498)	(41,042)	(6,489)
Accrued expenses	22,944	(34,268)	(5,418)
Taxes payable	(2,533,854)	934,906	147,818
Net cash used in operating activities	(4,980,615)	(9,242,844)	(1,461,389)

Cash flows from investing activities:
Purchases of property and equipment	(147,449)	(564,831)	(89,306)
Proceeds from disposal of property and equipment	-	4,900	775
Effect on cash due to deconsolidating VIE	(2,256,305)	-	-
Net cash used in investing activities	(2,403,754)	(559,931)	(88,531)

Cash flows from financing activities:
Proceeds from short-term bank loan	5,000,000	9,000,000	1,422,992
Repayments of short-term bank loan	-	(5,000,000)	(790,551)
Proceeds from short-term borrowings	-	574,597	90,850
Proceeds from short-term borrowings-related party	-	4,198,901	663,889
Repayments of short-term borrowings	(1,135,949)	(500,000)	(79,055)
Repayments of short-term borrowings-related party	(1,243,964)	-	-
Capital contribution by an owner	-	500,000	79,055
Net cash provided by financing activities	2,620,087	8,773,498	1,387,180

Effect of exchange rate fluctuation on cash and cash equivalents	(106,515)	(100,863)	(15,947)

Net decrease in cash and cash equivalents	¥(4,870,797)	¥(1,130,140)	$(178,687)
Cash and cash equivalents at beginning of period	12,142,957	3,485,944	551,164
Cash and cash equivalents at end of period	¥7,272,160	¥2,355,804	$372,477

Supplemental cash flow information
Cash paid during the period for interest	¥48,000	¥334,014	$52,811
Cash paid during the period for taxes	¥2,331,706	¥481,723	$76,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE	1. ORGANIZATION AND NATURE OF OPERATIONS

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

Based on these exclusive agreements, the Company consolidated BHD, Nanjing Recon and ENI (through December 15, 2010 only) as VIEs as required by Accounting Standards Codification (“ASC”) Topic 810, Consolidation because the Company was the primary beneficiary of the VIEs. Management makes ongoing reassessment of whether Recon-JN is the primarily beneficiary of BHD and Nanjing Recon.

On August 28, 2000, a Founder of the Company purchased a controlling interest in BHD which was organized under the laws of the PRC on June 29, 1999. Through December 15, 2010, the Founders held 67.5% ownership in BHD. From December 16, 2010 toMarch, Messers. Yin Shenping and Chen Guangqiang held 79.99% ownership interest of BHD. BHD is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest are the remaining amount (10%).

RECON TECHNOLOGY, LTD NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 4, 2003, Nanjing Recon was organized under the laws of the PRC. On August 27, 2007, the Founders of the Company purchased a majority ownership of Nanjing Recon from a related party who was a majority owner of Nanjing Recon. Through December 15, 2010, the Founders held 80% ownership interest in Nanjing Recon. From December 16, 2010 to March 31, 2012, Messers. Yin Shenping and Chen Guangqiang held 80% ownership interest of Nanjing Recon. Nanjing Recon is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest are the remaining amount (10%).

On January 21, 2003, ENI was organized under the laws of the PRC. On December 16, 2010 in light of the change of the ownership in ENI, the Company ceased to have the power to direct the activities of ENI which most significantly impact its economic performance as of that date. As a result, ENI ceased to be a VIE of the Company on December 16, 2010. Founders of the Company owned a controlling interest of ENI through December 15, 2010 by holding 80% ownership interest in ENI. However, from December 16, 2010 to March 31, 2012 ,the Founders did not own any interest in ENI. Based on ASC Topic 810, ENI was combined and consolidated with the Company from January 1, 2008, the date of the exclusive agreements, through December 15, 2010 when the Company ceased to have control over ENI. From January 1, 2008 through December 15, 2010, the Company allocated profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest were the remaining amount (10%).

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

RECON TECHNOLOGY, LTD NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying unaudited condensed consolidated financial statements have been expressed in Chinese Yuan. The unaudited condensed consolidated financial statements as of and for the period ended March 31, 2012 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers and are unaudited. The translation has been made at the rate of ¥6.3247= US$1.00, the approximate exchange rate prevailing on March 31, 2012. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

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

RECON TECHNOLOGY, LTD NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

RECON TECHNOLOGY, LTD NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following at June 30, 2011 and March 31, 2012:

	June 30, 2011	March 31, 2012	March 31, 2012
Third Party	RMB	RMB	U.S. Dollars
Trade accounts receivable	¥25,184,288	¥45,492,713	$7,192,865
Allowance for doubtful accounts	(2,854,583)	(2,792,657)	(441,548)
Total – third-party, net	¥22,329,705	¥42,700,056	$6,751,317

	June 30, 2011	March 31, 2012	March 31, 2012
Related Parties	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥23,077,900	¥21,613,100	$3,417,253
Beijing Aerda Oil Technology Co. Ltd.	3,090,000	780,000	123,326
	26,167,900	22,393,100	3,540,579
Allowance for doubtful accounts	(184,728)	(1,343,790)	(212,467)
Total - related parties, net	¥25,983,172	¥21,049,310	$3,328,112

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

RECON TECHNOLOGY, LTD NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following at June 30, 2011 and March 31, 2012:

Third Party	June 30, 2011	March 31, 2012	March 31, 2012
Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥4,800,000	¥3,600,000	$569,197
Loans to third-parties (B)	255,730	2,031,987	321,278
Business advance to staff (C)	1,141,279	587,593	92,905
Deposits for projects	99,600	190,573	30,132
Others	31,820	53,526	8,462
Allowance for doubtful accounts	(199,635)	(213,135)	(33,699)
Total	¥6,128,794	¥6,250,544	$988,275

Third Party	June 30, 2011	March 31, 2012	March 31, 2012
Non-Current Portion	RMB	RMB	U.S. Dollars
Due from ENI	¥12,971,481	¥12,971,481	$2,050,924
Total	¥12,971,481	¥12,971,481	$2,050,924

(A)	Due from ENI represents a working capital loan to ENI. The loan balance had been an intercompany balance and was eliminated in the Company’s unaudited condensed consolidated financial statements before the deconsolidation of ENI. It was reclassified to other receivables after ENI ceased to be a VIE of the Company on December 16, 2010. In January 2012, ENI agreed to repay the loan on a payment schedule, and interest is accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over three years on a quarterly basis beginning March 2012. The first four payments are RMB 1.2 million each. In March 2012, the Company received RMB 1.2 million. The payments after 2012 are RMB12,971,481 and mature at December 31, 2014.

(B)	Loans to third-parties are mainly used for short-term fund to support cooperative companies. These loans are due on demand bearing no interest.

(C)	Business advance to staff represents advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

Other receivables - related parties represent loans to related parties for working capital advances to related entities. Such advances are due-on-demand and non-interest bearing.

RECON TECHNOLOGY, LTD NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of other receivables - related parties at June 30, 2011 and March 31, 2012.

	June 30, 2011	March 31, 2012	March 31, 2012
Related Parties	RMB	RMB	U.S. Dollars
Beijing Aerda Oil Technology Co. Ltd.	¥3,692,600	¥1,595,817	$252,315
Beijing Yabei Nuoda Science and Technology Co. Ltd.	620,000	-	-
Xiamen Huasheng Haitian Computer Network Co. Ltd.	70,400	70,400	11,131
Family member of one owner	-	97,738	15,453
Due from management staff	-	17,729	2,803
Due from the owner	-	164,416	25,996
Allowance for doubtful accounts	-	(35,200)	(5,565)
Total	¥4,383,000	¥1,910,900	$302,133

One of the owners of BHD, a VIE of the Company, is a 2.06% minority owner of Aerda.

One of the Founders was a 14% minority owner of Yabei Nuoda at June 30, 2011. Such ownership in Yabei Nuoda was subsequently reduced to zero on November 29, 2011.

One of the Founders and his family member collectively own 57% of Xiamen Huasheng Haitian Computer Network Co. Ltd.

NOTE 5. PURCHASE ADVANCES

The Company purchased products and services from a third-party and a related party during the normal course of business. Purchase advances consisted of the following at June 30, 2011 and March 31, 2012:

	June 30, 2011	March 31, 2012	March 31, 2012
Third Party	RMB	RMB	U.S. Dollars
Prepayment for inventory purchase	¥12,558,296	¥23,238,423	$3,674,233
Allowance for doubtful accounts	(405,400)	(770,272)	(121,788)
Total	¥12,152,896	¥22,468,151	$3,552,445

Below is a summary of purchase advances to related party.

	June 30, 2011	March 31, 2012	March 31, 2012
Related Party	RMB	RMB	U.S. Dollars
Nanjing Youkong Information Technology Co., Ltd	¥989,828	¥1,001,288	$158,314
Total	¥989,828	¥1,001,288	$158,314

One of the Founders is a 20% owner of Nanjing Youkong Information Technology Co. Ltd.

RECON TECHNOLOGY, LTD NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INVENTORIES

Inventories consisted of the following at June 30, 2011 and March 31, 2012:

	June 30, 2011	March 31, 2012	March 31, 2012
	RMB	RMB	U.S. Dollars
Small component parts	¥40,716	¥43,120	$6,818
Work in process	6,913,528	2,976,730	470,652
Finished goods	15,621,850	12,969,317	2,050,581
Total inventories	¥22,576,094	¥15,989,167	$2,528,051

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2011 and March 31, 2012:

	June 30, 2011	March 31, 2012	March 31, 2012
	RMB	RMB	U.S. Dollars
Motor vehicles	¥1,838,720	¥2,175,560	$343,978
Office equipment and fixtures	409,356	451,587	71,401
Total property and equipment	2,248,076	2,627,147	415,379
Less: accumulated depreciation	(1,115,651)	(1,206,520)	(190,763)
Property and equipment, net	¥1,132,425	¥1,420,627	$224,616

Depreciation expense was ¥77,299 and ¥86,685 ($ 13,705) for the three months ended March 31, 2011 and 2012, respectively. Depreciation expense was ¥278,532 and ¥252,842 ($39,977) for the nine months ended March 31, 2011 and March 31, 2012, respectively.

NOTE 8. TRADE ACCOUNTS PAYABLES

Trade accounts payable consisted of the following at June 30, 2011 and March 31, 2012:

	June 30, 2011	March 31, 2012	March 31, 2012
	RMB	RMB	U.S. Dollars
Trade accounts payable - third party	¥6,320,488	¥12,266,761	$1,939,500
Trade accounts payable - related parties	-	516,441	81,655
Total	¥6,320,488	¥12,783,202	$2,021,155

Below is a summary of trade accounts payable to related parties.

RECON TECHNOLOGY, LTD NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2011	March 31, 2012	March 31, 2012
Related Party	RMB	RMB	U.S. Dollars
Xiamen Hengda Haitian Computer Network Co., Ltd	¥-	¥299,347	$47,330
Beijing Yabei Nuoda Science and Technology Co., Ltd.	-	205,128	32,433
Xiamen Huasheng Haitian Computer Network Co, Ltd	-	11,966	1,892
Total	¥-	¥516,441	$81,655

One of the Founders and his family member collectively control 37% of Xiamen Hengda Haitian Computer Network Co. Ltd.

One of the Founders was a 14% minority owner of Yabei Nuoda at June 30, 2011 . Such ownership in Yabei Nuoda was subsequently reduced to zero on November 29, 2011.

One of the Founders and his family member collectively owns 57% of Xiamen Huasheng Haitian Computer Network Co. Ltd.

NOTE 9. OTHER PAYABLES

Other payables consisted of the following at June 30, 2011 and March 31, 2012:

	June 30, 2011	March 31, 2012	March 31, 2012
	RMB	RMB	U.S. Dollars
Service	¥1,239,968	¥1,570,564	$248,322
Freight	421,743	-	-
Due to ENI	148,000	148,000	23,400
Due to related party (A)	61,477	61,477	9,720
Expenses paid by third-parties on behalf of Recon	18,007	451,323	71,359
Due to the major shareholders	133,206	1,024,090	161,919
Due to family member of one owner	-	566,000	89,491
Due to the management staff	-	269,427	42,599
Others	-	18,540	2,932
Total other payables	¥2,022,401	¥4,109,421	$649,742

(A)	Primarily an advance from Yabei Nuoda for RMB 60,000 to supplement the Company’s working capital. The advance is payable on demand and non-interest bearing.

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

RECON TECHNOLOGY, LTD NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2011 and March 31, 2012, the balance of total statutory reserves was ¥2,058,429 and ¥2,420,503 ($382,706), respectively.

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

On December 31, 2010, the Company held the annual board meeting and accepted resignation of certain directors. Based on the Company’s stock incentive plan, no options may be exercised more than 3 months after termination of employment. Since those directors left at the time of the annual meeting in December 2010, their options had expired as of February 29, 2011. Thus, 100,000 options were forfeited and reallocated back into the Company’s option pool.

On March 26, 2012, the Company held the annual board meeting and determined to grant key employees stock options. Under this plan, the Company granted key employees options and a non-employee director to purchase 415,000 of ordinary shares at an exercise price of $2.96 per share (see Note 18).

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

Thus for the calendar year 2009, Nanjing Recon is subject to an income tax rate of 25%. For calendar year 2010, the Company reapplied for high-technology enterprise approval and has passed all relevant reviews. Thus, for the calendar years 2011 and 2012, Nanjing Recon is subject to an income tax rate of 15%.

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November 25, 2009 and is subject to an income tax rate of 15% for calendar year 2010 and 2011. This qualification certificate will stay effective until the certificate matures in November, 2012.

Deferred tax asset is comprised of the following:

	June 30, 2011	March 31, 2012	March 31, 2012
	RMB	RMB	U.S. Dollars
Allowance for doubtful receivables	¥458,133	¥773,258	$122,260
Total deferred income tax asset	¥458,133	¥773,258	$122,260

Following is a reconciliation of income tax at the calculated statutory rates:

RECON TECHNOLOGY, LTD NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31, 2011	For the three months ended March 31, 2012	For the three months ended March 31, 2012
	RMB	RMB	U.S. Dollars
Income tax calculated at statutory rates	¥(364,462)	¥423,249	$66,920
Nondeductible expenses (non-taxable income)	7,337	-	-
Benefit of favorable rate for high-technology companies	118,106	(184,179)	(29,121)
Benefit of revenue exempted from enterprise income tax	(51,154)	(106,187)	(16,789)
Provision(Benefit) for income tax	¥(290,173)	¥132,883	$21,010

	For the nine months ended March 31, 2011	For the nine months ended March 31, 2012	For the nine months ended March 31, 2012
	RMB	RMB	U.S. Dollars
Income tax calculated at statutory rates	¥1,421,895	¥991,676	$156,794
Nondeductible expenses	7,337	78,092	12,347
Benefit of favorable rate for high-technology companies	(596,438)	(411,550)	(65,070)
Benefit of revenue exempted from enterprise income tax	(118,882)	(312,254)	(49,371)
Provision for income tax	¥713,912	¥345,964	$54,700

	For the three months ended March 31, 2011	For the three months ended March 31, 2012	For the three months ended March 31, 2012
	RMB	RMB	U.S. Dollars
Current income tax	¥(213,531)	¥388,339	$61,400
Deferred income tax	(76,642)	(255,456)	(40,390)
Provision(Benefit) for income tax	¥(290,173)	¥132,883	$21,010

	For the nine months ended March 31, 2011	For the nine months ended March 31, 2012	For the nine months ended March 31, 2012
	RMB	RMB	U.S. Dollars
Current income tax	¥792,128	¥661,089	$104,524
Deferred income tax	(78,216)	(315,125)	(49,824)
Provision for income tax	¥713,912	¥345,964	$54,700

NOTE 12. SHORT-TERM BANK LOAN

Short-term bank loan consisted of the following at June 30, 2011 and March 31, 2012:

RECON TECHNOLOGY, LTD NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2011	March 31, 2012	March 31, 2012
	RMB	RMB	U.S. Dollars
Beijing Bank, with a floating interest rate(CHIBOR) from 5.56 to 6.06 annually (repaid on December 22, 2011)	¥5,000,000	¥-	$-
Beijing Bank, 7.87% annual interest, matures on February 28, 2013	-	6,000,000	948,662
BeijingBank,7.87%annualinterest,matureson March 8, 2013	-	1,500,000	237,165
BeijingBank,7.87%annualinterest,matureson March 30, 2013	-	1,500,000	237,165
Total short-term bank loan	¥5,000,000	¥9,000,000	$1,422,992

The interest expense for the short-term bank loan was ¥73,068 and ¥30,721($4,857) for the three months ended March 31, 2011 and 2012, respectively. The interest expense for the short-term bank loan was ¥73,068 and ¥196,784 ($31,114) for the nine months ended March 31, 2011 and 2012, respectively.

NOTE 13. SHORT-TERM BORROWINGS

Short-term borrowings are generally extended upon maturity and consisted of the following:

	June 30, 2011	March 31, 2012	March 31, 2012
Short-term borrowings due to non-related parties:	RMB	RMB	U.S. Dollars

Short-term borrowing, 6% annual interest, matures on November 10, 2012	¥1,017,600	¥1,078,656	$170,547
Short-term borrowing, 6% annual interest, matures on December 10, 2012	225,686	239,227	37,824
Short-term borrowings, interest at 1.2% per month and from April 22, 2012 on, free of interest, matures on April 21, 2013	500,000	500,000	79,055
Total short-term borrowings due to non-related parties	¥1,743,286	¥1,817,883	$287,426

The interest expenses for short-term borrowings due to non-related parties are ¥64,668 and ¥28,519($4,509) for the three months ended March 31, 2011 and 2012, respectively.

The interest expenses for short-term borrowings due to non-related parties are ¥137,967 and ¥96,153 ($15,203) for the nine months ended March 31, 2011 and 2012, respectively.

RECON TECHNOLOGY, LTD NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2011	March 31, 2012	March 31, 2012
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars

Due-on-demand borrowings from Founders, no interest, matures on August 4, 2012	¥46,377	¥46,377	$7,333
Short-term borrowing from a Founder's family member, 6% annual interest, matures on March 20, 2013	-	430,000	67,987
Short-term borrowing from a Founder's family member, 6%annualinterest, matures on March27, 2013.	-	200,000	31,622
Short-term borrowing from a Founder's family member, 6% annual interest, matures on May 4, 2012	216,765	216,765	34,273
Short-term borrowing from a Founder's family member, no interest bearing, matures on November 15, 2012	50,000	50,000	7,906
Short-term borrowing from a Founder's family member, 6% annual interest, matures on December 9, 2012	47,281	63,124	9,980
Short-term borrowing from a Founder's family member, 6% annual interest, matures on October 21, 2012	-	3,500,000	553,386
Short-term borrowings from Xiamen Hengda Haitian Computer Network Co. Ltd., no interest, matures on November 14, 2012	-	200,000	31,622
Short-term borrowings from management, 6% annual interest, matures on December 8, 2012	550,976	404,034	63,882
Total short-term borrowings due to related parties	¥911,399	¥5,110,300	$807,991

The interest expenses for short-term borrowings due to related parties are ¥34,875 and ¥17,297($2,735) for the three months ended March 31, 2011 and 2012, respectively.

The interest expenses for short-term borrowings due to related parties are ¥290,343 and ¥59,895($9,470) for the nine months ended March 31, 2011 and 2012, respectively.

NOTE 14. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2011
	BHD	Nanjing Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$292,662
Unappropriated retained earnings	2,272,903	2,224,168	4,497,071	711,033
Accumulated other comprehensive loss	(18,551)	(13,549)	(32,100)	(5,075)
Total non-controlling interest	¥3,905,352	¥2,410,619	¥6,315,971	$998,620

RECON TECHNOLOGY, LTD NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2012
	BHD	Nanjing Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$292,662
Unappropriated retained earnings	2,448,975	2,373,963	4,822,938	762,556
Accumulated other comprehensive loss	(27,079)	(17,000)	(44,079)	(6,969)
Total non-controlling interest	¥4,072,896	¥2,566,963	¥6,629,859	$1,048,249

NOTE 15. CONCENTRATIONS

For the three months ended March 31, 2011 and 2012, the largest two customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented approximately 34.7% and 0% and 15.62%, 53.35% of the Company’s revenue, respectively.

For the nine months ended March 31, 2011 and 2012, the largest two customers, CNPC and SINOPEC, represented approximately 37.52% and 8.34% and 46.72%, 22.38% of the Company’s revenue, respectively.

For the three and nine months ended March 31, 2011 and 2012, no suppliers accounted for 10% or more of total purchases.

NOTE 16. COMMITMENTS AND CONTINGENCIES

(a)	Office Leases

The Company leased two offices in Beijing (one for BHD; one for Nanjing Recon) and one office in Nanjing for Nanjing Recon through June 30, 2012, December 31, 2012 and July 9, 2012, respectively. Future payments under such leases are as follows as of March 31, 2012:

Payment Due by Period

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 years

Operating lease	$100,242	$100,242	-	-

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of March 31, 2012, the Company estimated its severance payments of approximately ¥1,009,938($159,681) which has not been reflected in its unaudited condensed consolidated financial statements, as the probability of payment is remote.

RECON TECHNOLOGY, LTD NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – sales to related parties consisted of the following:

	For the Three Months ended March 31,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥3,289,308	¥3,251,206	$514,049
Beijing Aerda Oil Technology Co. Ltd.	594,570	780,000	123,326
Revenues from related parties	¥3,883,878	¥4,031,206	$637,375

	For the Nine Months ended March 31,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥12,682,470	¥6,395,565	$1,011,205
Beijing Aerda Oil Technology Co. Ltd.	2,851,156	2,747,938	$434,477
Zhongjiyan Technology (Beijing) Co. Ltd	4,365,812	-	-
Revenues from related parties	¥19,899,438	¥9,143,503	$1,445,682

Purchases from related parties – purchases from related parties consisted of the following:

	For the Three Months Ended March 31,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Nanjing Youkong Information Technology Co., Ltd	¥-	¥315,260	$49,846
Purchase from related parties	¥-	¥315,260	$49,846

	For the Nine Months ended March 31,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥-	¥205,128	$32,433
Nanjing Youkong Information Technology Co., Ltd	492,000	1,175,260	185,822
Purchase from related parties	¥492,000	¥1,380,388	$218,255

Leases from related parties - On January 1, 2011, the Company entered into a one-year agreement for the lease of office space owned by the Founders and their family members.  The terms of the agreement state that the Company will lease the property for one year at a monthly rent of ¥86,583 with the annual rental expense at ¥1,039,000 ($157,143).

Short-term borrowings from related parties - The Company borrowed ¥911,399 and ¥5,110,300 ($807,991) from the Founders, their family members and senior officials as of June 30, 2011 and March 31, 2012, respectively. For the specific terms and interest rates of the borrowings, please see Note 13.

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

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥30.17 ($4.42) per share. Compensation expense recorded was ¥1,138,264 and ¥784,010 ($123,960) for the nine months ended March 31, 2011 and 2012, respectively.

As of March 31, 2012, 100,000 options were forfeited and reallocated to incentive pool (see Note 10); options to purchase 193,000 of ordinary shares were outstanding, 58,600 of which are vested under the 2009 Plan and no granted stock options were exercised.

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

The Company had 170,000 of granted placement agent warrants as of March 31, 2012 and no warrants were exercised during the three months then ended.

RECON TECHNOLOGY, LTD NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock options –

As discussed in Note 10, the Company granted options to purchase 415,000 ordinary shares to its employees and non-employee director on March 26, 2012. The options have an excise price of $2.96, equal to the share price of the Company’s ordinary shares at March 26, 2012, and will vest over a period of five years, with the first 20% vesting on March 26, 2013. The options expire ten years after the date of grant, on March 26, 2022. The fair value was estimated on March 26, 2012 using the Binomial Lattice valuation model, with the following weighted-average assumptions:

Stock price at grant date	$2.96
Exercise price(per share)	$2.96
Risk free rate of interest	1.56%
Dividend yield	0%
Expected volatility	46%
Expected life (in years)	7.5

* Volatility is projected using the performance of PHLX Oil Service Sector index over past five years.

** The life of options represents the period the option is expected to be outstanding.

*** The risk-free interest rate is based on the U.S. government bond, with a maturity that approximates the life of the option.

**** Forfeiture rate is the estimated percentage of options forfeited by employees by leaving or being terminated before vesting.

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥10.06 ($1.59) per share. Since the five-day cost for these options from March 27, 2012 to March 31, 2012 was only ¥11,438 ($1,808), the Company didn’t record this expense in its operating results of this period due to immateriality.

The following is a summary of the stock option activity:

Stock Options	Shares	Weighted Average Exercise Price

Outstanding as of June 30, 2011	193,000	$6.00
Granted	415,000	$2.96
Forfeited	-	-
Exercised	-	-
Outstanding as of March 31, 2012	608,000

The following is a summary of the status of options outstanding and exercisable at March 31, 2012:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Average remaining contractual life (years)	Average Exercise Price	Number	Average remaining contractual life (years)
$6.00	193,000	2.33	$6.00	77,200	2.33
$2.96	415,000	5.00	-	-	-

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

Basic net income per share is computed by dividing net income available to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of ordinary shares, ordinary shares equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options and warrants (using the treasury stock method).  However, the effect from options and warrants would have been anti-dilutive due to the fact that the weighted average exercise price per share of options and warrants is higher than the weighted average market price per share of the ordinary shares during the three and nine months ended March 31, 2012

NOTE 20. Variable Interest Entities

The Company reports its VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the unaudited condensed consolidated financial statements; ENI which was consolidated only through December 15, 2010, after which it ceased being a VIE.

Summary information regarding consolidated VIEs is as follows:

	June 30, 2011	March 31, 2012	March 31, 2012
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥1,847,606	¥1,010,286	$159,737
Trade accounts receivable, net	48,312,877	63,749,366	10,079,429
Notes receivable	1,276,574	-	-
Purchase advances, net	13,142,724	23,469,439	3,710,759
Other assets	30,155,839	25,378,157	4,012,547
Total Current Assets	¥94,735,620	¥113,607,248	$17,962,472

Non-current assets	1,582,000	2,187,072	345,799
Total Assets	¥96,317,620	¥115,794,320	$18,308,271

LIABILITIES
Trade accounts payable	¥6,320,488	¥12,483,855	$1,973,826
Taxes payable	7,038,394	7,973,300	1,260,660
Other liabilities	41,679,162	49,936,850	7,895,528
Total current liabilities	55,038,044	70,394,005	11,130,014
Total Liabilities	¥55,038,044	¥70,394,005	$11,130,014

RECON TECHNOLOGY, LTD NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial performance of VIEs reported in the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2012 includes revenues of ¥13,019,121 ($2,058,457), operating expenses of ¥4,830,515 ($763,754), other expense of ¥26,764 ($4,232) and net profit of ¥1,560,111 ($246,669).

The financial performance of VIEs reported in the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended March 31, 2012 includes revenues of ¥48,805,939 ($7,716,720), operating expenses of ¥13,690,100 ($2,164,545), other expense of 236,374 ($37,373) and net profit of ¥3,620,740 ($572,476).

