Form 10-K
period 2012-06-30
Recon Technology, Ltd
filed 2012-09-28
CIK 1442620

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the ordinary shares, $0.0185 par value per share (“Shares”), of the registrant held by non-affiliates on December 31, 2011 was approximately $565,461, based on the closing sales price of $0.301 per share, as reported on the Nasdaq Capital Market, multiplied by the number of outstanding Shares held by non-affiliates on that date (1,878,608).

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

We provide products and services to Sinopec under a series of agreements, each of which is terminable without notice. We first began to provide services to Sinopec in 1998. Sinopec accounted for approximately 24.07% and 16.49% of our revenues in 2012 and 2011, respectively, and any termination of our business relationships with Sinopec would materially harm our operations.

CNPC

•	Qinghai Oil Field

•	Tuha Oil Field

•	Daqing Oil Field

•	Jidong Oil Field

•	Sichuan Oil Field

•	Xinjiang Oil Field

•	Huabei Oil Field

•	Jilin Oil Field

We provide products and services to CNPC under a series of agreements, each of which is terminable without notice. We first began to provide services to CNPC in 2000. CNPC accounted for approximately 54.33% and 60.20% of our revenues in the fiscal years ended June 30, 2012 and 2011, respectively, and any termination of our business relationships with CNPC would materially harm our operations.

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

Research and Development

We focus our research and development efforts on improving our development efficiency and the quality of our products and services. As of June 30, 2012, our research and development team consisted of 26 experienced engineers, developers and programmers. In addition, some of our support employees regularly participate in our research and development programs.

In the fiscal years ended June 30, 2012 and 2011, respectively, we spent ¥6,533,419 ($1,033,818) and ¥3,078,391, respectively, on research and development activities.

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

We market our products under the following trademarks which are registered with the PRC Trademark Bureau under the State Administration for Industry and Commerce. We currently own or have applied for the following trademarks:

1. Trademark of “Senior” valid from May 14, 2005 through May 13, 2015;

2. Trademark of “BHD” valid from November 7, 2003 through November 6, 2013;

3. Trademark of “Recon” of the 7th classification, for drilling and mining equipment, valid from October 21, 2011 through October 20, 2021;

4. Trademark of “Recon” of the 9th classification, for internal communication equipment and digital pressure gauges, valid from April 21, 2011 through April 20, 2021; and

5. Trademark of “Recon” of the 42nd classification, for computer software design and quality control, valid from September 7, 2011 through September 6, 2021.

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

8. Patent of hot water furnace valid until April 8, 2021;

9. Patent of multifunctional heating furnace valid until April 8, 2021

8. We have submitted two patent applications (firebox indirect heating furnace and fission phase change heating furnace) on August 8, 2012. The applications were accepted by the State Intellectual Property Office and are currently under review. We anticipate the approval may be granted near the end of calendar year 2012.

We have registered the following software products with the State Intellectual Property Office:

1.	Recon automated monitoring system version 1 was published on July 30, 2011;

2.	Recon automated maintenance and production-management system version 1 was published on July 10, 2011;

3.	Recon SCADA field monitoring and data acquisition system software version 4 was published on January 28, 2011;

4.	Recon flow control computer monitoring system software was registered and published on February 8, 2008;

5.	Recon SCADA field monitoring and data acquisition system software version 2 was published on August 18, 2003, and version 3 was registered and published on April 5, 2008.

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

Employees

As of June 30, 2012, we had 80 employees, all of whom were based in China. Of the total, 8 were in management, 39 were in technical support and research and development, 14 were engaged in sales and marketing, 8 were in financial affairs, and 11 were in administration and procurement. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

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

Item 1B. Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2. Properties.

We currently operate in three facilities throughout China. Our headquarters are located in Beijing.

Office	Address	Rental Term	Space
Headquarters	Room 1902, Building C King Long International Mansion, Chaoyang District Beijing, PRC	July 1, 2012 to June 30, 2013	220 square meters
	Room 4C408-1, No. 4 West building, Entrepreneurship Centre, Jining City, PRC	July 30, 2012 to December 31, 2012	40 square meters

Nanjing Recon	Yongfeng Mansion, 14th Floor No. 123 Jiqing Road Nanjing City, PRC	July 10, 2012 to July 9, 2014	440 square meters

BHD	18th Floor, Building C King Long International Mansion, Chaoyang District Beijing, PRC	January 1, 2012 to December 31, 2012	450 square meters
	West building, Zhengfu Street, Huo ying, Changping District, PRC	January 1, 2012 to December 31, 2012	900 square meters

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

Item 4. Mine Safety Disclosures.

This item is inapplicable to the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market for Our Ordinary Shares

We completed our initial public offering on July 29, 2009. The following table sets forth the quarterly high and low sale prices for our ordinary shares as reported on the NASDAQ Capital Market.

	High	Low
Year Ended June 30, 2013	$2.15	$1.38
Quarter Ended September 30, 2012 (through September 27, 2012)	$2.15	$1.38

Year Ended June 30, 2012	$4.58	$0.71
Quarter Ended September 30, 2011	$2.65	$0.71
Quarter Ended December 31, 2011	$1.08	$0.27
Quarter Ended March 31, 2012	$4.58	$0.30
Quarter Ended June 30, 2012	$3.29	$1.45

Year Ended June 30, 2011	$6.49	$0.88
Quarter Ended September 30, 2010	$6.10	$4.35
Quarter Ended December 31, 2010	$6.49	$3.96
Quarter Ended March 31, 2011	$4.96	$2.98
Quarter Ended June 30, 2011	$4.50	$0.88

As of June 30, 2012, there were approximately six holders of record of our ordinary shares. This excludes our ordinary shares owned by shareholders holding ordinary shares under nominee security position listings. On June 29, 2012, the last sales price of our ordinary shares as reported on the NASDAQ Capital Market was $1.84 per ordinary share.

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

(b) We are not required to provide any disclosure under this item, as we have applied all of the net proceeds from our initial public offering, as disclosed in our annual report on Form 10-K for the year ended June 30, 2011.

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

Business Outlook

The oilfield engineering and technical service industry is generally divided into five sections: (1) exploration, (2) drilling and completion, (3) testing and logging, (4) production and (5) oilfield construction. Our businesses have mainly focused on production processes. As of this year, we are also expanding our business to well completion and horizontal well down-hole service process. We still believe that many existing oil wells and oilfields are in need of renewal and improvement on their current equipment to maintain production. We also believe that as many new wells are developed, our gathering and transferring equipment will be in great need. Accordingly, in the next year, we will focus on the following areas.

Measuring Equipment and Service. “Digital oil field” and the management of oil companies are highly regarded. We believe our oilfield Supervisory Control and Data Acquisition (“SCADA”) and related technical support services will address the needs of the oil well automation system market, for which we forecast strong needs in the short term. Through early cooperation with CNPC on Turkmenistan, we have developed our experience in this market. Although bidding has not yet commenced, we will continue pursuing overseas business projects in the coming second phase construction.

Gathering and Transferring Equipment. With more new wells developed, our management anticipates that demand for our furnaces and burners will grow more compared to last year, especially in the Tuha Oilfield and Xinjiang oilfield.

Fracturing service. We believe we cooperated well with Zhongyuan Oilfield in 2012 and expect to continue growing revenue from fracturing and related stimulation services in the coming year.

New product line. Design and development of down-hole tools has always been an important technique for oilfield companies. Recently, this market has developed very rapidly. After a year test project for our client, we have developed experience with this technology and our products and servers have been accepted by our client. We expect revenue from this business in the coming year.

In addition to our business development, our management will monitor our cash flows very closely to make sure our Company can meet our short-term obligations and to balance business development with our capital requirements.

Recent Industry Developments

Despite uncertainty in the energy industry related to such matters as fluctuating prices and future opportunities for oil companies, our management believes there are still many factors to support our long-term development:

(1) The opening of the Chinese oil industry to participation by non-state owned service providers and vendors played an increasingly important role in the high-end oilfield service segment to allow competition based on efficiency and price. As oil and gas fields are depleted, it becomes more challenging to find and convert reserves into usable energy sources. As the industry has permitted competition by private companies and oil companies have formed separate service companies, high-tech service has gradually opened up to private companies.

(2) Speeding up the development of unconventional hydrocarbon resources such as shale gas and coal bed methane will bring more requirements of related technic and service. China is rich in unconventional hydrocarbon resources, but new exploration and development technology breakthroughs are urgently needed; and

(3) Overseas assets of Chinese oilfield companies increased gradually, and they will provide more opportunity for domestic service companies to participate in foreign projects.

Management is focus on these factors and will seek to extend our business on the industrial chain, like providing more integrated services and incremental measures and growing our business from a predominantly up-ground business to include some down-hole services as well.

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

Allowance for Doubtful Accounts

Trade receivables and other receivable accounts are recognized initially at fair value and subsequently measured at amortized cost using the effective interest method, less a provision made for impairment of these receivables. Provisions are applied to trade and other receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our allowance for trade accounts receivable was ¥4,744,584 ($750,761) and ¥2,854,583 on June 30, 2012 and 2011, respectively. Specifically, allowance for trade accounts receivable - related parties on June 30, 2012 and 2011 was ¥1,362,290 ($215,563) and ¥184,728, respectively. Allowance for other receivables on June 30, 2012 and 2011 was ¥475,760 ($75,282) and ¥199,635, respectively. There was no allowance for other receivables from related parties.

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

Results of Operations

The following consolidated results of operations include the results of operations of the Company and its variable interest entities (“VIEs”), BHD, Nanjing Recon and ENI (as to ENI, from July 1, 2010 to December 15, 2010 only). The results of operations are those of the VIEs. On December 16, 2010, ENI changed its equity ownership. We ceased to have the power to direct the activities of ENI that most significantly impact its economic performance as of that date. As a result of the Company’s determination to deconsolidate ENI, ENI’s results of operations have been consolidated in the Company’s results of operations only through December 15, 2010.

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenue

For the Years Ended June 30,
	2012	2011	Increase	Percentage
			(Decrease)	Change
Hardware	¥57,603,923	¥61,577,356	¥(3,973,433)	(6.45%)
Service	13,985,465	—	13,985,465	(100.00%)
Software	3,952,991	2,111,111	1,841,880	87.25%
Total Revenues	¥75,542,379	¥63,688,467	¥11,853,912	18.61%

Revenues. Our total revenues for the year ended June 30, 2012 were ¥75,542,379 ($11,953,476), an increase of ¥11,853,912 or 18.61% from ¥63,688,467 for the year ended June 30, 2011. This was mainly caused by:

(1)	Deconsolidation of ENI. For the year ended June 30, 2012, there was no revenue contributed by ENI while that contribution of ENI was ¥18,681,469 for the year ended June 30, 2011. In light of the ownership change of ENI on December 16, 2010, the Company’s Audit Committee concluded that ENI is no longer a VIE and the Company should not include ENI’s operations in the Company’s operating results starting December 16, 2010. After eliminating that factor, our revenue from operations increased about ¥30,535,381, or 67.85%. When results from ENI are included in operations for the period in fiscal year 2011 before it was deconsolidated, the increase from 2011 to 2012 revenue from operations is more moderate.

(2)	Recently developed horizontal fracturing business. During this year, Recon BHD signed several contracts with an aggregate contract value of RMB 30 million with Sinopec Zhongyuan oilfield. As of June 30, 2012, we completed about half of the contracts and recognized a corresponding percentage of revenues from the contracts;

(3)	Overseas Project. During this year, we also entered into the overseas market by following CNPC. We won a major contract of approximately ¥16,645,000 with CNPC Sichuan Petroleum Administration Bureau to provide it with the Emerson PCS & SIS Systems in its South Yolotan Gas Field 100*108 M3/A Project located in Turkmenistan. As of June 30, 2012, we had provided that equipment and recognized approximately ¥14,717,000 of the contract amount as revenue in 2012.

Cost and Margin

For the Years Ended June 30,
	2012	2011	Increase	Percentage
			(Decrease)	Change
Total Revenues	¥75,542,379	¥63,688,467	¥11,853,912	18.61%
Cost of Revenues	¥51,269,950	¥43,469,506	¥7,800,444	17.94%
Gross Profit	¥24,272,429	¥20,218,961	¥4,053,468	20.05%
Margin %	32.13%	31.75%	0.38%	——

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

Our cost of revenues increased by ¥7,800,444, or 17.94%, from ¥43,469,506 in the year ended June 30, 2011 to ¥51,269,950 ($8,112,719) for the same period in 2012.

(1)	Costs of operations increased by ¥21,146,542 or 70.20%, which were mainly due to increase of new projects; and

(2)	The decrease of costs was mainly due to the deconsolidation of ENI, which accounted for ¥17,632,489 ($2,727,798).

As a percentage of revenues, our cost of remained stable at 67.87% in the year ended June 30, 2012 compared to 68.25% in the fiscal year 2011. Because most of our new vendors are international companies and our clients require us to import their relatively expensive products, our cost of operations is relatively high. Oil and gas production is a dangerous process, so right now domestic oil companies prefer to use more well known mature products. They have begun to implement import substitution strategies by using more domestic self-developed products. We are cooperating with our clients on this so that we can decrease our cost in the long run.

Gross Profit. For the year ended June 30, 2012, our gross profit increased to ¥24,272,429 ($3,840,757) from ¥20,218,961 for the same period in 2011, an increase of ¥4,053,468, or 20.05%. For the year ended June 30, 2012, our gross profit as a percentage of revenue was stable at 32.13%, compared to 31.75% for the year of 2011.

Our management believes that a higher margin level is very important to secure our business. The domestic oilfield service industry in China is becoming more and more competitive. As a small company, we are now switching our role from being a primary products supplier to becoming an advanced products and services integrator so that we can make full use of our knowledge and rich experience in the oilfields production to satisfy our clients’ needs. With further exploration and development of oilfields, the level of reserved crude oil gradually decreases, as does the output. A company, which can provide more effective service and safe products to help increase oil well recovery efficiency, will earn higher profit and keep greater flexibility in managing its business. Management believes that specializing in providing packaged customized solutions will increase our long-term competitiveness.

Expenses

	For the Years Ended June 30,
	2012	2011	Increase	Percentage
			(Decrease)	Change
Selling and distribution expenses	¥5,054,219	¥7,736,091	¥(2,681,872)	(34.67%)
% of revenue	6.69%	12.15%	(5.46%)	——
General and administrative expenses	22,755,891	32,055,652	(9,299,761)	(29.01%)
% of revenue	30.12%	50.33%	(20.21%)	——
Operating expenses	¥27,810,110	¥39,791,743	¥(11,981,633)	(30.11%)

Selling and Distribution Expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing department, sales commissions, costs of our marketing programs (such as public relations, advertising and trade shows), and an allocation of our facilities and depreciation expenses. Selling expenses decreased by ¥2,681,872, or 34.67%, from ¥7,736,091 for the year ended June 30, 2011 to ¥5,054,219 ($799,756) for the same period of 2012 as a result of focusing our selling efforts on a more limited number of clients. The percentage of selling expenses in revenue decreased from 12.15% to 6.69%. Our management believes the selling and distribution expenses are reasonable and expect selling and distribution expenses as a percentage of revenue will remain around 10% of our revenue in the long run.

General and Administrative Expenses. General and administrative expenses consist primarily of costs from our human resources organization, facilities costs, provision for bad debt, depreciation expenses, professional advisor fees, audit fees and other expenses incurred in connection with the operations. General and administrative expenses decreased by ¥9,299,761, or 29.01%, from ¥32,055,652 in the year ended June 30, 2011 to ¥22,755,891 ($3,600,787) for the same period of 2012. Of the decrease, it was mainly caused by the deconsolidation of ENI, offset by the following operational general and administrative expenses: (1) increased expenses related to research and development activities, (2) increased salaries by our VIEs to attract talent, (3) increased allowance for accounts receivable and (4) increased expenses related to SOX compliance services. General and administrative expenses were 30.12% of total revenues for the year ended June 30, 2012 and 50.33% of total revenues for the same period in 2011. Overall, this percentage is high and our management will focus on this issue and take steps to reduce these expenses.

Net Income

	For the Years ended June 30,
			Increase	Percentage
	2012	2011	(Decrease)	Change
Loss from operations	¥(3,537,681)	¥(19,572,782)	¥16,035,101	(81.93%)
Interest income	335,517	1,463	334,054	22,833.49%
Interest expense and foreign currency adjustments	(1,009,127)	(564,654)	(444,473)	78.72%
Other income (loss)	(78,097)	279,664	(357,761)	(127.93%)
Subsidy income	554,856	822,545	(267,689)	(32.54%)
Loss on deconsolidation	-	(8,989,614)	8,989,614	100%
Loss before income taxes	(3,734,532)	(28,023,378)	24,288,846	(86.67%)
Benefit from (provision for) income taxes	220,050	(665,146)	885,196	(133.08%)
Net income attributable to non-controlling interest	(305,653)	(347,851)	42,198	(12.13%)
Net loss attributable to ordinary shareholders	¥(3,820,135)	¥(29,036,375)	¥25,216,240	(86.84%)

Loss from Operations. Loss from operations was ¥3,537,681 ($559,786) for the year ended June 30, 2012, compared to loss from operations of ¥19,572,782 for the same period of 2011, as a result of deconsolidation of ENI, increasing revenues and reducing expenses during this year.

Subsidy Income. We received grants of ¥822,545 and ¥554,856 ($87,798) from the local government for the years ended June 30, 2011 and 2012, respectively. These grants were given by the government in the form of income tax return to support local companies in developing advanced technologies and improving their products.

Loss on Deconsolidation. As a result of the deconsolidation of ENI, we suffered a loss of ¥8,989,614 ($1,390,720) for the year ended June 30, 2011, which amount was measured as the difference between (a) the aggregate of (i) the fair value of any consideration received, (ii) the fair value of the retained non-controlling investment in ENI at the date in which ENI was deconsolidated, and (iii) the carrying amount of any non-controlling interest in ENI; and (b) the carrying value of the net assets and liabilities of ENI as of December 15, 2010. Our management believes it was an unusual and infrequent loss and we took steps to prevent this from happening in the future by monitoring our VIEs’ operation very closely.

Income Tax Expense. Income taxes are provided based upon the liability method of accounting pursuant to ASC Topic 740, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded against deferred tax assets if it is not likely that the asset will be realized. We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in PRC are generally subject to enterprise income tax at a rate of 25%; however, Nanjing Recon and BHD were granted certifications of High Technology Enterprise and are taxed at a rate of 15% for taxable income generated. The applicable tax rate for each of our subsidiaries changed in the past few years because of their qualifications and different local policies. For calendar years 2010 and 2011, Nanjing Recon and BHD were taxed at a rate of 15% and ENI was taxed at 25%. Our effective EIT burden will vary, depending on which of our Domestic Companies generate greater revenues. Income tax expense for the years ended June 30, 2011 was ¥665,146 and income tax benefit for the year ended June 30, 2012 was ¥220,050 ($34,820), respectively. This decrease was mainly due to a decrease in taxable operating income.

Net Loss Attributable to Ordinary Shareholders. Our company has improved the operations by increasing revenue by obtaining new customers and reducing expenses by focusing on big clients (so that our selling expenses were decreased). As a result, net loss attributable to ordinary shareholders was improved by ¥25,216,240 or 86.84% for the year ended June 30, 2012, from a net loss of ¥29,036,375 for the same year ended June 30, 2011.

	For the Years Ended June 30,
	2012	2011	Increase	Percentage	2012
Adjusted EBITDA	RMB	RMB	(Decrease)	Change	U.S. Dollars
Reconciliation of Adjusted EBITDA from Net Loss:
Net loss	¥(3,514,482)	¥(28,688,524)	¥25,174,042	(87.75%)	$(556,115)
Income tax expense (benefit)	(220,050)	665,146	(885,196)	(133.08%)	(34,820)
Interest expense and foreign currency adjustment	1,009,127	564,654	444,473	78.72%	159,680
Stock compensation expense	1,239,788	1,420,588	(180,800)	(12.73%)	196,178
Depreciation and amortization	197,873	361,837	(163,964)	(45.31%)	31,310
Loss on deconsolidation	-	8,989,614	(8,989,614)	(100%)	-
Adjusted EBITDA	¥(1,287,744)	¥(16,686,685)	¥15,398,941	(92.28%)	$(203,767)

Adjusted EBITDA. We define adjusted EBITDA as net income (loss) before income tax expense, interest expense, non-cash stock compensation expense, and depreciation, amortization expense. We believe it is useful to an equity investor in evaluating our operating performance because (1) it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods, the book value of assets, the capital structure and the method by which the assets were acquired; and (2) it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

Adjusted EBITDA improved by ¥15,398,941, or 92.28%, to a loss of ¥1,287,744 ($203,767) for the year ended June 30, 2012 compared to the same year ended June 30, 2011. This was mainly due to our improved operations. Compared to the 86.84% decrease in net loss attributable to ordinary shareholders, we believe EBITDA more accurately reflects our operations.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of June 30, 2012, we had cash and cash equivalents in the amount of ¥3,533,283 ($559,090).

Indebtedness. As of June 30, 2012, except for ¥2,767,066 ($437,838) of short-term borrowings from third parties, ¥4,123,306 ($652,453) of short-term borrowings from related parties, and ¥23,000,000 ($3,639,413) in commercial loans from two local banks, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations and proceeds from the initial public offering. As of June 30, 2012, we had total assets of ¥152,149,277 ($24,075395), which includes cash amounting to ¥3,533,283 ($559,090), net accounts receivable from independent parties amounting to ¥61,993,942 ($9,809,634), and net accounts receivable from related parties amounting to ¥20,394,749 ($3,277,170). Working capital amounted to ¥74,161,048 ($11,734,900) and shareholders’ equity amounted to ¥79,616,770 ($12,598,188). We have experienced some working capital pressures and have sought to transfer these pressures by delaying payment to our suppliers.

Cash from Operating Activities. Net cash used in operating activities was ¥21,872,623 ($3,461,024) for the year ended June 30, 2012. This was an increase of ¥15,540,991 ($2,459,134) from ¥6,331,632 for the year ended June 30, 2011. Specifically, the increase is mainly due to:

(1)	Some of our new completed projects were not paid in full by the end of the year, which caused the accounts receivable to increase by approximately ¥54,681,000 ($8,591,000); and
(2)	Purchase advances, including related parties, increased by approximately ¥31,690,000 ($4,919,000), mainly due to performance under new and on-going projects, offset by increases in accounts payable, including accounts payable-related parties, by approximately ¥15,672,000 ($2,463,000) due to longer payment terms for suppliers and a decrease in inventory of approximately ¥21,582,000 ($3,333,000) due to increase in sales and therefore a greater turnover in inventory.

Cash from Investing Activities. Net cash used in investing activities was ¥840,268 ($132,960) for the year ended June 30, 2012, a decrease of ¥1,589,126 from ¥2,429,394 for the same period of 2011. The foremost factor for the decrease was the loss of cash associated with the deconsolidation of ENI for approximately ¥2,556,000 ($349,057) for year 2011.

Cash from Financing Activities. Cash flows provided by financing activities amounted to ¥22,735,687 ($3,597,589) for the year ended June 30, 2012, compared to cash flows provided by financing activities of ¥341,235 for the year ended June 30, 2011. During the year ended June 30, 2012, we borrowed ¥23,000,000 ($3,639,413) from domestic commercial banks to supplement our working capital and repaid ¥5,000,000 ($791,177) on bank loans when due.

Working Capital. Total working capital as of June 30, 2012 amounted to ¥74,161,048 ($11,784,900), compared to ¥73,884,461 ($11,691,134) as of June 30, 2011. Total current assets as of June 30, 2012 amounted to ¥140,072,108 ($22,164,359), an increase of ¥39,291,669 ($6,217,331) compared to ¥100,780,439 at June 30, 2011. The increase in total current assets at June 30, 2012 compared to June 30, 2011 was mainly due to the increase in accounts receivable of ¥39,664,237 ($6,276,285). Accounts receivable increased materially as a result of increases in the total value of large projects in process by the company for a relatively limited number of clients.

Current liabilities amounted to ¥65,911,060 ($10,429,461) at June 30, 2012, in comparison to ¥26,895,978 (4,255,895) at June 30, 2011. This dramatic increase was attributable mainly to an increase of bank loans and payments to suppliers.

Recently Enacted Accounting Standards

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes, together with the report of Friedman LLP for the years ended June 30, 2012 and 2011 are set forth following the signature pages of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2012, our company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Included in this Annual Report on Form 10-K, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic U.S. Securities and Exchange Commission (the “Commission”) filings.

Changes in Internal Control over Financial Reporting

Management continues to focus on internal control over financial reporting. As of June 30, 2012, the Company has completed the necessary documentation of our internal controls and implemented the following remedial initiatives:

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, the Company’s management believes that, as of June 30, 2012, its internal control over financing reporting is not effective based on those criteria.

The specific material weaknesses identified by the Company’s management as of June 30, 2012 is described as follows:

We did not have sufficient skilled accounting personnel who are either qualified as Certified Public Accountants in the U.S. or who have received education from U.S. institutions or other educational programs that would provide enough relevant education relating to U.S. GAAP. The Company’s CFO and Controller have limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Further, our operating subsidiaries are based in China, and in accordance with PRC laws and regulations, are required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of consolidated financial statements, are inadequate, and determined to be a material weakness.

Since we recently completed our designs of our internal controls and assessments for all of our financial reporting cycles in during the fiscal year 2012, we are unable to declare effectiveness of our controls due to lack of sufficient time to obtain evidence of operating effectiveness as of June 30, 2012. Therefore, we determined that the lack of time to evaluate our design and operating effectiveness is a material weakness. It should be noted, however, that (a) many actions had been undertaken to enhance the control environment during the year; and (b) there are other remedial activities that are scheduled to be take place in fiscal 2013.

As a result, the Company has developed remedial actions to strengthen its accounting and financial reporting functions as well as the related disclosure controls and procedures. Such plan will require the hiring of additional resources and the deployment of other corporate resources for the accounting department in relation to the financial reporting process. Such additional resources will include the establishment of a work force dedicated to the task of correcting past financial irregularities and maintaining correct financial reporting on an on-going basis. To strengthen the Company’s internal control over financial reporting, the Company engaged outside consultants that are skilled in SEC reporting and Section 404 compliance to assist in the implementation of the following remedial actions, which have been completed as of the date of this report:

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

• Implementation of policies and procedures intended to enhance management monitoring and oversight by the Audit Committee; and

In addition to the foregoing efforts, the Company expects to implement the following remedial actions during fiscal year 2013:

• Formalization of a periodic staff training program to enhance their awareness of the key internal control activities.

• Develop a comprehensive training and development plan, for our finance, accounting and internal audit personnel, including our Chief Financial Officer, Controller, and others, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof.

• Hire a full-time employee who possesses the requisite U.S. GAAP experience and education

Despite the material weaknesses and deficiencies reported above, our management believes that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401:

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them:

Name	Age	Position Held
Mr. Yin Shenping	43	Chief Executive Officer and Director
Ms. Liu Jia	29	Chief Financial Officer
Mr. Chen Guangqiang	49	Chief Technology Officer and Director
Mr. Zhao Shudong	66	Independent Director
Mr. Nelson N.S. Wong	50	Independent Director
Mr. Hu Jijun	47	Independent Director

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

The nominating committee of the board of directors is responsible for the assessment of the performance of the board, considering and making recommendations to the board with respect to the nominations or elections of directors and other governance issues. The nominating committee considers diversity of opinion and experience when nominating directors. The nominating committee consists solely of independent directors, Mr. Zhao Shudong, Mr. Nelson N.S. Wong and Ms. Hu Jijun. Mr. Zhao serves as the chair of the nominating committee.

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

Item 11. Executive Compensation.

The following table shows the annual compensation paid by us to Mr. Yin Shenping, our Chief Executive Officer, for the years ended June 30, 2011 and 2010. No other employee or officer received more than $100,000 in total compensation in 2011 or 2012.

Summary Executive Compensation Table

Name and principal position	Year	Salary		Bonus	Option Awards		All Other Compensation	Total
Yin Shenping, Principal Executive Officer	2012	$80,000	(1)	$—	$119,200	(2)	$—	$199,200
	2011	$80,000		$—	$0	(2)	$0	$80,000
Chen Guangqiang, Chief Technology Officer	2012	$60,000	(3)	$7,911	$74,500	(4)	$—	$142,411
	2011	$60,000		$—	$0	(4)	$0	$60,000

(1)	Mr. Yin has earned this salary and we have accrued for it; however, we have not yet paid these amounts to Mr. Yin. During fiscal 2012, Mr. Yin did not receive any salary payment.
(2)	On July 30, 2009, 60,000 share options were awarded to Yin Shenping, which options vest over a period of five years, the first 20% of which vested on July 30, 2010, the second 20% on July 30, 2011 and the third 20% on July 30, 2012. The grant date fair value of such options was $4.42 per share, and the total amount of option awards was recognized in the year of grant. On March 26, 2012, 80,000 share options were awarded to Yin Shenping, which options vest over a period of five years, the first 20% of which will vest on March 26, 2013. The grant date fair value of such options was $1.49 per share, and the total amount of option awards was recognized in the year of grant.
(3)	Mr. Chen has earned this salary and we have accrued for it; however, we have not yet paid these amounts to Mr. Chen. During fiscal 2012, Mr. Chen did not receive any salary payment; however, he did receive his bonus payment from the company.
(4)	On July 30, 2009, 50,000 share options were awarded to Chen Guangqiang, which options vest over a period of five years, the first 20% of which vested on July 30, 2010, the second 20% on July 30, 2011 and the third 20% on July 30, 2012. The grant date fair value of such options was $4.42 per share, and the total amount of option awards was recognized in the year of grant. On March 26, 2012, 50,000 share options were awarded to Chen Guangqiang, which options vest over a period of five years, the first 20% of which will vest on March 26, 2013. The grant date fair value of such options was $1.49 per share, and the total amount of option awards was recognized in the year of grant.

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

Summary Director Compensation Table

Name(1)	Fees earned or paid in cash	Option Awards		Total(2)
Nelson N.S. Wong	$10,000	$—		$10,000
Hu Jijun	$4,000	$—		$4,000
Zhao Shudong	$4,000	$22,350	(3)	$26,350
Lu Jun	$—	$—		$—
Sun Wenhui	$—	$—		$—

(1)	Compensation for our directors Yin Shenping, Chen Guangqiang and Li Hongqi, who also serve as executive officers, is fully disclosed in the executive compensation table.
(2)	Other than Mr. Zhao Shudong, none of the directors received any ordinary share awards, nonqualified deferred compensation earnings or non-equity incentive plan compensation in fiscal year 2012.
(3)	On March 26, 2012, 15,000 share options were awarded to Zhao Shudong, which options vest over a period of five years, the first 20% of which will vest on March 26, 2013. The grant date fair value of such options was $1.49 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	608,000	$3.925	182,362

PRINCIPAL SHAREHOLDERS

The following table sets forth information with respect to beneficial ownership of our ordinary shares as of the date of this report, for each person known by us to beneficially own 5% or more of our ordinary shares, and all of our executive officers and directors individually and as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as indicated below, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 4,029,011 Shares, which consists of 3,951,811 Shares outstanding as of September 28, 2012 and 115,800 shares subject to options that were exercisable within 60 days after September 28, 2012. Such shares subject to options are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table. Our major shareholders do not possess voting rights that differ from our other shareholders. The address of each of the below shareholders is c/o Recon Technology Ltd, Room 1902, Building C, King Long International Mansion, 9 Fulin Road, Beijing 100107 China.

	Amount of Beneficial Ownership	Percentage Ownership
Yin Shenping (1)	655,761	16.44%
Chen Guangqiang (2)	649,761	16.32%
Hu Jijun (3)	9,000	*
Nelson Wong (4)	10,800	*
Zhao Shudong(5)	--	*
Liu Hui (6)	833,681	21.10%
Chen Yiquan (6)	833,681	21.10%
Total	2,159,003	53.47	%(7)
Directors and Executive Officers as a Group (seven members)	1,325,322	32.82	%(7)

(1)	Includes 36,000 options to purchase ordinary shares that are exercisable within 60 days after September 28, 2012. Does not include 104,000 options that are not exercisable within 60 days after September 28, 2012.
(2)	Includes 30,000 options to purchase ordinary shares that are exercisable within 60 days after September 28, 2012. Does not include 70,000 options that are not exercisable within 60 days after September 28, 2012.
(3)	Includes 9,000 options to purchase ordinary shares that are exercisable within 60 days after September 28, 2012. Does not include 6,000 options that are not exercisable within 60 days after September 28, 2012.
(4)	Includes 10,800 options to purchase ordinary shares that are exercisable within 60 days after September 28, 2012. Does not include 7,200 options that are not exercisable within 60 days after September 28, 2012.
(5)	Does not include 15,000 options that are not exercisable within 60 days after September 28, 2012.
(6)	Includes 458,525 Shares held by Chen Yiquan and 375,156 Shares held by Liu Hui. According to a jointly filed Schedule 13D dated December 27, 2010 (Accession No. 0001144204-10-068264), Chen Yiquan and Liu Hui share beneficial ownership of and have joint voting and dispositive power over the aggregate 833,681 Shares.
(7)	Includes 85,800 options to purchase ordinary shares that are exercisable within 60 days after September 28, 2012 held by the officers and directors included above.
*	Less than 1%.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Because we do not have access certification to Jidong Oilfield, Nanjing Recon, one of our Domestic Companies, conducted transactions with Jidong Oilfield through Beijing Yabeinuoda Technology Development Co. Ltd. (“Yabeinuoda), which has access certification to the oilfield and wherein Mr. Yin is the legal representative. Mr. Yin does not have any equity interest in this company currently. In the year ended June 30, 2012, Nanjing Recon sold ¥7,909,994 ($1,251,641) of goods and services to Yabeinuoda.  During the same period, Nanjing Recon has accounts receivables from Yabeinuoda in the amount of ¥21,757,039($3,442,733) as of June 30, 2012, and ¥1,290,000 ($204,124) was received as of September 28, 2012. Below is a summary of trade accounts receivable with related parties as of June 30, 2011 and 2012, respectively.

One of the owners of BHD, one of our Domestic Companies, is a 2.06% minority owner of Beijing Aerda Oil Technology Co. Ltd. (“Aerda”). The trade accounts receivable from Aerda was generated primarily from the sale of equipment for oil and gas production.

	June 30, 2011	June 30, 2012	June 30, 2012
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥23,077,900	¥21,757,039	$3,442,733
Beijing Aerda Oil Technology Co. Ltd.	3,090,000	-	-
	¥26,167,900	¥21,757,039	$3,442,733

Allowance for doubtful accounts	(184,728)	(1,362,290)	(215,563)
Trade accounts receivable-related parties, net	¥25,983,172	¥20,394,749	$3,227,170

Nanjing Recon also made advance payments in the amount of ¥989,828 ($153,129) to one of its suppliers, Nanjing Youkong Information Technology Co. Ltd. (“Youkong”) for the year ended June 30, 2011. Mr. Yin is a 20% owner of Youkong. On January 9, 2012, Mr. Yin transferred his ownership interest to an unrelated party. Below is a summary of purchase advances to related parties as of June 30, 2011 and 2012, respectively. One of the owners of ENI and his wife collectively controlled Raytheon Energy (Group) Co., Ltd Co., Ltd.

	June 30, 2011	June 30, 2012	June 30, 2012
	RMB	RMB	U.S. Dollars
Nanjing Youkong Information Technology Co., Ltd	¥989,828	¥-	$-

Xiamen Huangsheng Hitek Computer Network Co. Ltd	-	1,093,534	173,036
Total purchase advances-related parties	¥989,828	¥1,093,534	$173,036

In addition, included in the Company’s other receivables as of June 30, 2012 were amounts “due from ENI” which represents a working capital loan to ENI. The loan balance had been in intercompany balances and was eliminated in the Company’s unaudited condensed consolidated financial statements before the deconsolidation of ENI. It was reclassified to other receivables after ENI ceased to be a VIE of the Company on December 16, 2010. In January 2012, ENI agreed to repay the loan on a determined payment schedule, and interest is accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest will be repaid over three years on a quarterly basis. The first four payments are set at RMB 1.2 million each. Accordingly, the current and non-current portion of the amount due from ENI is determined to be RMB 5,396,143 and RMB 10,302,349, respectively.

The Company also had short-term borrowings from related parties. Below is a summary of the Company’s short-term borrowings due to related parties as of June 30, 2012, respectively.

	June 30, 2012	June 30, 2012
Short-term borrowings due to related parties:	RMB	U.S. Dollars

Due-on-demand borrowings from Founders, no interest, matures on August 4, 2013	¥46,377	$7,338
Short-term borrowing from a Founder's family member, 6% annual interest, matures on March 20, 2013	272,895	43,182
Short-term borrowing from a Founder's family member, 6% annual interest, matured on May 4, 2012	-	-
Short-term borrowing from a Founder's family member, no interest bearing, matures on November 15, 2012	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, matures on December 9, 2012	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, matures on October 21, 2012	3,000,000	474,706
Short-term borrowing from a Founder's family member, 6% annual interest, matures on March 27, 2013	200,000	31,647
Short-term borrowings from Xiamen Hengda Haitian Computer Network Co. Ltd., no interest, matures on November 14, 2012	200,000	31,647
Short-term borrowings from management, 6% annual interest, matures on December 8, 2012	404,034	63,933
Total short-term borrowings due to related parties	¥4,123,306	$652,453

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

Item 14. Principal Accountant Fees and Services.

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2011 and 2012. Audit services provided by Friedman LLP for fiscal 2012 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the SEC. In addition, Friedman LLP provided review services relating to the Company’s quarterly reports.

Fees Billed To Independent Registered Public Accounting Firm

Audit Fees

During fiscal 2012 and 2011, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements included in Forms 10-Q were $180,000 and $142,000, respectively.

During fiscal 2011, MarcumBP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements were $140,000.

Audit-Related Fees

During fiscal 2012 and 2011, Friedman LLP billed the Company $0 for audit-related services.

During fiscal 2011, MarcumBP billed the Company $24,362 for audit-related services. These services consisted of advice relating to SEC matters and the filing of a registration statement.

During fiscal 2011, Hansen Barnett & Maxwell, P.C. billed the Company $14,350 for audit-related services. These services related to the filing of a registration statement.

Tax Fees

The Company was not billed by Friedman LLP for tax services in fiscal 2012 and 2011.

All Other Fees

The Company was not billed by Friedman LLP for any other services in fiscal 2012 and 2011.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

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

RECON TECHNOLOGY, LTD

September 28, 2012	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Yin Shenping	Chief Executive Officer and Director	September 28, 2012
Yin Shenping	(Principal Executive Officer)

/s/ Chen Guangqiang	Chief Technology Officer and Director	September 28, 2012
Chen Guangqiang

/s/ Zhao Shudong	Director	September 28, 2012
Zhao Shudong

/s/ Nelson N.S. Wong	Director	September 28, 2012
Nelson N.S. Wong

/s/ Hu Jijun	Director	September 28, 2012
Hu Jijun

RECON TECHNOLOGY, LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Recon Technology, Ltd.

We have audited the accompanying consolidated balance sheets of Recon Technology, Ltd. as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in equity for the years then ended. Recon Technology, Ltd.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Recon Technology, Ltd. as of June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

September 28, 2012

RECON TECHNOLOGY, LTD

Consolidated Balance Sheets

	As of June 30,	As of June 30,	As of June 30,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
ASSETS
Current assets
Cash and cash equivalents	¥3,485,944	¥3,533,283	$559,090
Notes receivable	1,276,574	-	-
Trade accounts receivable, net	22,329,705	61,993,942	9,809,634
Trade accounts receivable- related parties, net	25,983,172	20,394,749	3,227,170
Inventories, net	22,576,094	24,281,300	3,842,160
Other receivables, net	6,128,794	8,074,096	1,277,608
Other receivables- related parties	4,383,000	17,729	2,805
Purchase advances, net	12,152,896	16,250,616	2,571,422
Purchase advances- related parties	989,828	1,093,534	173,036
Tax recoverable	-	2,790,722	441,591
Prepaid expenses	1,016,299	535,336	84,709
Deferred tax asset	458,133	1,106,801	175,135
Total current assets	100,780,439	140,072,108	22,164,360

Property and equipment, net	1,132,425	1,774,820	280,839
Long-term other receivable	12,971,481	10,302,349	1,630,196
Total Assets	¥114,884,345	¥152,149,277	$24,075,395

LIABILITIES AND EQUITY
Current liabilities
Short-term bank loan	¥5,000,000	¥23,000,000	$3,639,413
Trade accounts payable	6,320,488	11,905,560	1,883,881
Trade accounts payable- related parties	-	5,339,231	844,855
Other payables	1,960,924	2,341,826	370,560
Other payable- related parties	61,477	1,099,259	173,942
Deferred revenue	2,420,497	3,291,073	520,764
Advances from customers	782,945	936,124	148,128
Accrued payroll and employees' welfare	157,824	949,579	150,257
Accrued expenses	345,015	476,416	75,384
Taxes payable	7,192,123	9,681,620	1,531,975
Short-term borrowings	1,743,286	2,767,066	437,848
Short-term borrowings- related parties	911,399	4,123,306	652,453
Total current liabilities	26,895,978	65,911,060	10,429,460
Total Liabilities	26,895,978	65,911,060	10,429,460

Commitments and Contingency

Equity
Common shares, ($ 0.0185 U.S. dollar par value, 25,000,000 shares authorized; 3,951,811 shares issued and outstanding as of June 30, 2011 and 2012)	529,979	529,979	83,861
Additional paid-in capital	65,877,686	67,643,791	10,703,640
Appropriated retained earnings	2,058,429	2,378,961	376,436
Unappropriated retained earnings	13,495,199	9,354,535	1,480,218
Accumulated other comprehensive loss	(288,897)	(290,496)	(45,967)
Total controlling shareholders' equity	81,672,396	79,616,770	12,598,188
Non-controlling interest	6,315,971	6,621,447	1,047,747
Total equity	87,988,367	86,238,217	13,645,935
Total Liabilities and Equity	¥114,884,345	¥152,149,277	$24,075,395

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD

Consolidated Statements of operations and Comprehensive loss

	For the year ended June 30,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Revenues
Hardware	¥41,677,918	¥49,693,929	$7,863,337
Service	-	13,985,465	2,212,995
Software	2,111,111	3,952,991	625,503
Hardware - related parties	19,899,438	7,909,994	1,251,641
Total revenues	63,688,467	75,542,379	11,953,476

Cost of revenues	43,469,506	51,269,950	8,112,719
Gross margin	20,218,961	24,272,429	3,840,757

Selling and distribution expenses	7,736,091	5,054,219	799,756
General and administrative expenses	32,055,652	22,755,891	3,600,787
Operating expenses	39,791,743	27,810,110	4,400,543

Loss from operations	(19,572,782)	(3,537,681)	(559,786)

Other income (expenses)
Subsidy income	822,545	554,856	87,798
Interest income	1,463	335,517	53,091
Interest expense	(600,500)	(962,824)	(152,353)
Gain or loss from currency exchange	35,846	(46,303)	(7,327)
Other income (expense)	279,664	(78,097)	(12,358)
Loss on deconsolidation	(8,989,614)	-	-
Loss before income taxes	(28,023,378)	(3,734,532)	(590,935)
Benefit (provision) for income taxes	(665,146)	220,050	34,820
Net loss	(28,688,524)	(3,514,482)	(556,115)
Less: Net income attributable to non-controlling interest	347,851	305,653	48,365
Net loss attributable to Recon Technology, Ltd	¥(29,036,375)	¥(3,820,135)	$(604,480)
Comprehensive Loss
Net loss	(28,688,524)	(3,514,482)	(556,115)
Foreign currency translation adjustment	(211,900)	(1,599)	(253)
Comprehensive loss	(28,900,424)	(3,516,081)	(556,368)
Comprehensive income attributable to non-controlling interest	324,307	305,830	48,393
Comprehensive loss attributable to Recon Technology, Ltd	¥(29,224,731)	¥(3,821,911)	$(604,761)

Loss per common share - basic and diluted	¥(7.35)	¥(0.97)	$(0.15)

Weighted - average shares -basic and diluted	3,951,811	3,951,811	3,951,811

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD

Consolidated Statements of CHANGES IN equity

	Ordinary Shares		Additional Paid-in Capital	Statutory Reserves	Retained Earnings	Accumulated Other Comprehensive loss	Controlling Shareholders' Equity	Non- controlling Interest	Total Equity	Total Equity
	Number of Shares	Amount (RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(USD)

Balance, July 1, 2010	3,951,811	¥529,979	¥69,257,098	¥3,755,503	¥36,034,500	¥(76,997)	¥109,500,083	¥9,583,841	¥119,083,924	$18,843,287
Effect of deconsolidating a VIE			(4,800,000)	(2,048,669)	6,848,669	-	-	(3,592,177)	(3,592,177)	(568,409)
Stock based payment	-	-	1,420,588	-	-	-	1,420,588	-	1,420,588	224,787
Net income (loss) for the year	-	-	-	-	(29,036,375)	-	(29,036,375)	347,851	(28,688,524)	(4,539,539)
Appropriation of statutory reserves	-	-	-	351,595	(351,595)	-	-		-	-
Foreign currency translation adjustment	-	-	-	-	-	(211,900)	(211,900)	(23,544)	(235,444)	(37,256)
Balance, June 30, 2011	3,951,811	¥529,979	¥65,877,686	¥2,058,429	¥13,495,199	¥(288,897)	¥81,672,396	¥6,315,971	¥87,988,367	$13,922,870

Capital contribution in VIE			500,000				500,000		500,000	79,118
Stock based payment			1,266,105				1,266,105		1,266,105	200,343
Net income (loss) for the year					(3,820,132)		(3,820,132)	305,653	(3,514,479)	(556,115)
Appropriation of statutory reserves				320,532	(320,532)		-		-	-
Foreign currency translation adjustment						(1,599)	(1,599)	(177)	(1,776)	(281)
Balance, June 30, 2012	3,951,811	¥529,979	¥67,643,791	¥2,378,961	¥9,354,535	¥(290,496)	¥79,616,770	¥6,621,447	¥86,238,217	$13,645,934

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD

Consolidated Statements of Cash flows

	For the year ended June 30,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Cash flows from operating activities:
Net loss	¥(28,688,524)	¥(3,514,482)	$(556,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on deconsolidation	8,989,614	-	-
Depreciation	361,837	197,873	31,310
Provision for doubtful accounts		3,919,052	620,133
Stock based payments	1,420,588	1,239,788	196,178
Deferred tax benefit	(182,173)	(648,668)	(102,642)
Changes in operating assets and liabilities:
Trade accounts receivable	7,406,206	(42,916,527)	(6,790,912)
Trade accounts receivable-related parties	9,947,112	5,588,423	884,286
Notes receivbale	(1,276,574)	1,276,574	201,999
Other receivable, net	3,987,998	447,706	70,843
Other receivables related parties, net	(1,226,488)	4,365,271	690,740
Purchase advance, net	18,150,896	(4,488,357)	(710,217)
Purchase advance-related party, net	8,947,200	(103,706)	(16,410)
Tax recorvable	-	(2,790,722)	(441,591)
Prepaid expense	(269,661)	480,963	76,105
Inventories	(23,287,337)	(1,705,206)	(269,824)
Trade accounts payable	(4,747,743)	5,585,072	883,756
Trade accounts payable-related parties	-	5,339,231	844,855
Other payables	(1,183,142)	380,902	60,272
Other payables-related parties	133,206	1,037,782	164,214
Deferred income	(1,795,986)	870,576	137,756
Advances from customers	334,678	153,179	24,238
Accrued payroll and employees' welfare	(176,235)	791,755	125,284
Accrued expenses	54,212	131,401	20,792
Taxes payable	(3,231,315)	2,489,497	393,926
Net cash used in operating activities	(6,331,632)	(21,872,623)	(3,461,024)

Cash flows from investing activities:
Purchase of property and equipment	(173,089)	(840,268)	(132,960)
Cash effect of deconsolidating VIE	(2,256,305)	-	-
Net cash used in investing activities	(2,429,394)	(840,268)	(132,960)

Cash flows from financing activities:
Proceeds from short-term bank loan	5,000,000	23,000,000	3,639,413
Repayments of short-term bank loan	-	(5,000,000)	(791,177)
Proceeds from other receivables-loans	3,216,000	-	-
Proceeds from short-term borrowings	168,317	2,153,780	340,804
Proceeds from short-term borrowings-related party	-	4,991,907	789,896
Repayments of short-term borrowings	(5,343,082)	(1,130,000)	(178,806)
Repayments of short-term borrowings-related party	(2,700,000)	(1,780,000)	(281,659)
Capital contribution in VIE	-	500,000	79,118
Net cash provided by financing activities	341,235	22,735,687	3,597,589

Effect of exchange rate fluctuation on cash and cash equivalents	(237,222)	24,543	3,884

Net increase (decrease) in cash and cash equivalent	(8,657,013)	47,340	7,490
Cash and cash equivalents at beginning of year	12,142,957	3,485,944	551,600
Cash and cash equivalents at end of year	¥3,485,944	¥3,533,284	$559,090

Supplemental cash flow information
Cash paid during the year for interest	¥401,529	¥442,719	$70,054
Cash paid during the year for taxes	¥3,700,671	¥494,087	$78,182

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

Based on these exclusive agreements, the Company consolidated BHD, Nanjing Recon and ENI (through December 15, 2010 only) as VIEs as required by Accounting Standards Codification (“ASC”) Topic 810, Consolidation because the Company was the primary beneficiary of the VIEs. Following the deconsolidation of ENI on December 2010, management makes ongoing reassessment of whether Recon-JN is the primary beneficiary of BHD and Nanjing Recon.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On August 28, 2000, a Founder of the Company purchased a controlling interest in BHD which was organized under the laws of the PRC on June 29, 1999. Through December 15, 2010, the Founders held 67.5% ownership in BHD. From December 16, 2010 to June 30, 2012, Messers. Yin Shenping and Chen Guangqiang held 86.24% ownership interest of BHD. BHD is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest are the remaining amount (10%).

On July 4, 2003, Nanjing Recon was organized under the laws of the PRC. On August 27, 2007, the Founders of the Company purchased a majority ownership of Nanjing Recon from a related party who was a majority owner of Nanjing Recon. Through December 15, 2010, the Founders held 80% ownership interest in Nanjing Recon. From December 16, 2010 to June 30, 2012, Messers. Yin Shenping and Chen Guangqiang held 80% ownership interest of Nanjing Recon. Nanjing Recon is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the non-controlling interest are the remaining amount (10%).

On January 21, 2003, ENI was organized under the laws of the PRC. On December 16, 2010 in light of the change of the ownership in ENI, the Company ceased to have the power to direct the activities of ENI which most significantly impact its economic performance as of that date. As a result, ENI ceased to be a VIE of the Company on December 16, 2010. Founders of the Company owned a controlling interest of ENI through December 15, 2010 by holding 80% ownership interest in ENI. However, from December 16, 2010 to June 30, 2012, the Founders did not own any interest in ENI. Based on ASC Topic 810, ENI was combined and consolidated with the Company from January 1, 2008, the date of the exclusive agreements, through December 15, 2010 when the Company ceased to have control over ENI. From January 1, 2008 through December 15, 2010, the Company allocated profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the non-controlling interest were the remaining amount (10%).

Nature of Operations – The Company engaged in (1) providing equipment, tools and other hardware related to oilfield production and management, including simple installations in connection with some projects; (2) service to improve production and efficiency of exploited oil wells, and (3) developing and selling its own specialized industrial automation control and information solutions. The products and services provided by the Company include:

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

Horizontal Multistage Fracturing related Service - The Company mainly uses Baker Hughes FracPoint™ system and provides related service to oilfield companies. The Baker Hughes FracPoint™ system provided a completion method using packers to isolate sections of the wellbore (stages) and frac sleeves to direct the frac treatment to the desired stage. The use of this type of completion eliminated the need for cementing the liner, coiled tubing operations, and wireline operations, while significantly reducing overall pumping time.

Supervisory Control and Data Acquisition System (“SCADA”) - SCADA is an industrial computerized process control system for monitoring, managing and controlling petroleum extraction. SCADA integrates underground and aboveground activities of the petroleum extraction industry. This system can help to manage the oil extraction process in real-time to reduce the costs associated with extraction.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The consolidated financial statements as of and for the year ended June 30, 2012 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.3197 = US$1.00, the approximate exchange rate prevailing on June 30, 2012. For the year ended June 30, 2012, the average rate was 6.3630. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

Accounting Estimates - The preparation of the consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, the useful lives of property and equipment and the fair value of stock based payments. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Purchase Advances - Purchase advances are the amounts prepaid to suppliers for purchases of inventory and are recognized as inventory when the final amount is paid to the suppliers and the inventory is delivered.

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

Tax Recoverable – Tax recoverable represented amounts paid for value added tax (“VAT”) on purchases in the P.R.C. amounting to RMB 2,790,722 ($441,591) at June 30, 2012. These amounts can be used to offset VAT payable on sales made by the Company. There was no tax recoverable at June 30, 2011.

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

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset.

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Service:

The Company provides services to improve software function and system operation on separated fixed-price contracts. Revenue is recognized on the completed contract method when acceptance is determined by a completion report signed by the customer.

Deferred revenue represents unearned amounts billed to customers related to sales contracts.

Cost of Revenues - Cost of revenues include wages, materials, handling charges, the cost of purchased equipment and pipes and other expenses associated with manufactured products and service provided to customers.

Subsidy Income - Grants are given by the government to support local software companies’ operation and research and development. Grants related to research and development projects are recognized as subsidy income in the unaudited condensed consolidated statements of operations when received. Grants in the form of value-added-tax refund for software products are recognized when received.

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

Earnings (loss) per Share (“EPS”) - Basic EPS is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding. Diluted EPS are computed by dividing net income (loss) attributable to ordinary shareholders by the weighted-average number of ordinary shares and dilutive potential ordinary share equivalents outstanding.

ASC 260 “Earnings Per Share” requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares or resulted in the issuance of ordinary shares that then shared in the earnings of the entity.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basic net income per share is computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of ordinary shares, ordinary shares equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options and warrants (using the treasury stock method).  However, the effect from options and warrants would have been anti-dilutive due to the fact that the weighted average exercise price per share of options and warrants is higher than the weighted average market price per ordinary share during the years ended June 30, 2012 and 2011.

NOTE 3. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2011	June 30, 2012	June 30, 2012
Third Party	RMB	RMB	U.S. Dollars
Trade accounts receivable	¥25,184,288	¥66,738,526	$10,560,395
Allowance for doubtful accounts	(2,854,583)	(4,744,584)	(750,761)
Total – third-party, net	¥22,329,705	¥61,993,942	$9,809,634

	June 30, 2011	June 30, 2012	June 30, 2012
Related Parties	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥23,077,900	¥21,757,039	$3,442,733
Beijing Adaer Oil Technology Co. Ltd.	3,090,000	-	-
	26,167,900	21,757,039	3,442,733
Allowance for doubtful accounts	(184,728)	(1,362,290)	(215,563)
Total - related parties, net	¥25,983,172	¥20,394,749	$3,227,170

One of the Founders, Mr. Yin Shen ping, is the legal representative of Beijing Yabei Nuoda Science and Technology Co. Ltd (“Yabei Nuoda”). The founder does not have any equity interest in this company currently. The receivable from Yabei Nuoda was generated primarily from the sale of automation system and services based on written contracts.

One of the owners of BHD, a VIE of the Company, is a 2.06% minority owner of Beijing Adaer Oil Technology Co. Ltd. (“Adaer”). The receivable from Adaer was generated primarily from the sale of equipment for oil and gas production based on written contracts.

For the period from July 1, 2012 thereafter September 27, 2012, ¥1,290,000 ($204,124) was received from Beijing Yabei Nuoda Science and Technology Co. Ltd.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30, 2011	June 30,2012	June 30,2012
Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥4,800,000	¥5,396,143	$853,861
Loans to third-parties (B)	255,730	1,485,610	235,076
Business advance to staff (C)	1,141,279	1,139,796	180,356
Deposits for projects	99,600	146,903	23,245
Others	31,820	381,404	60,352
Allowance for doubtful accounts	(199,635)	(475,760)	(75,282)
Total	¥6,128,794	¥8,074,096	$1,277,608

Third Party	June 30, 2011	June 30,2012	June 30,2012
Non-Current Portion	RMB	RMB	U.S. Dollars
Due from ENI	¥12,971,481	¥10,302,349	$1,630,196
Total	¥12,971,481	¥10,302,349	$1,630,196

(A)	Due from ENI represents a working capital loan to ENI. The loan balance had been an intercompany balance and was eliminated in the Company’s consolidated financial statements before the deconsolidation of ENI. It was reclassified to other receivables after ENI ceased to be a VIE of the Company on December 16, 2010. In January 2012, ENI agreed to repay the loan on a payment schedule, and interest is accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over approximately three years on a quarterly basis beginning March 2012. The first four payments are RMB 1.2 million each. In March and June of 2012, the Company received RMB 2.4 million. The payments after FY2013 are RMB10,302,349.

(B)	Loans to third-parties are mainly used for short-term fund to support cooperative companies. These loans are due on demand bearing no interest.

(C)	Business advance to staff represents advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

Other receivables - related parties represent loans to related parties for working capital advances to related entities. Such advances are due-on-demand and non-interest bearing.

Below is a summary of other receivables - related parties which consisted of the following:

	June 30,2011	June 30,2012	June 30,2012
Related Parties	RMB	RMB	U.S. Dollars
Beijing Aerda Oil Technology Co. Ltd.	¥3,692,600	¥-	$-
Beijing Yabei Nuoda Science and Technology Co. Ltd.	620,000	-	-
Xiamen Huasheng Haitian Computer Network Co. Ltd.	70,400	-	-
Other-travel advances	-	17,729	2,805
Total	¥4,383,000	¥17,729	$2,805

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

One of the Founders and his family member collectively own 57% of Xiamen Huasheng Haitian Computer Network Co. Ltd.

NOTE 5. PURCHASE ADVANCES

The Company purchased products and services from a third-party and a related party during the normal course of business. Purchase advances consisted of the following at June 30, 2011 and 2012:

	June 30,2011	June 30, 2012	June 30,2012
Third Party	RMB	RMB	U.S. Dollars
Prepayment for inventory purchase	¥12,558,296	¥17,046,653	$2,687,383
Allowance for doubtful accounts	(405,400)	(796,037)	(125,961)
Total	¥12,152,896	¥16,250,616	$2,571,422

Below is a summary of purchase advances to related party.

	June 30,2011	June 30,2012	June 30,2012
Related Party	RMB	RMB	U.S. Dollars
Nanjing Youkong Information Technology Co., Ltd	¥989,828	¥-	$-
Xiamen Huangsheng Hitek Computer Network Co. Ltd	-	1,093,534	173,036
Total	¥989,828	¥1,093,534	$173,036

One of the Founders of the Company had a 20% ownership interest in Nanjing Youkong Information Technology Co. Ltd. On January 9, 2012, the Founder transferred his ownership interest to an unrelated party.

One of the Founders and his family member collectively own 57% of Xiamen Huasheng Haitian Computer Network Co. Ltd.

NOTE 6. INVENTORIES

Inventories consisted of the following:

	June 30,2011	June 30,2012	June 30,2012
	RMB	RMB	U.S. Dollars
Small component parts	¥40,716	¥43,107	$6,821
Purchased goods and raw materials		398,596	63,072
Work in process	6,913,528	1,256,273	198,787
Finished goods	15,621,850	22,583,324	3,573,480
Total inventories	¥22,576,094	¥24,281,300	$3,842,160

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2011	June 30, 2012	June 30, 2012
	RMB	RMB	U.S. Dollars
Motor vehicles	¥1,838,720	¥2,620,560	$414,665
Office equipment and fixtures	409,356	467,784	74,019
Total property and equipment	2,248,076	3,088,344	488,684
Less: accumulated depreciation	(1,115,651)	(1,313,524)	(207,845)
Property and equipment, net	¥1,132,425	¥1,774,820	$280,839

Depreciation expense was ¥361,837 and ¥197,873 ($31,310) for the years ended June 30, 2011 and 2012, respectively.

NOTE 8. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2011	June 30, 2012	June 30, 2012
	RMB	RMB	U.S. Dollars
Consulting services	¥1,239,968	¥1,770,810	$280,205
Freight	421,743	-	-
Due to ENI	148,000	148,000	23,419
Due to related party (A)	61,477	61,477	9,728
Expenses paid by third-parties on behalf of Recon	18,007	416,165	65,852
Due to the major shareholders on behalf of Recon	133,206	308,316	48,787
Due to family member of one owner on behalf of Recon	-	525,000	83,074
Due to the management staff on behalf of Recon	-	204,467	32,354
Others	-	6,850	1,084
Total other payables	¥2,022,401	¥3,441,085	$544,501

(A)	Primarily an advance from Yabei Nuoda for RMB 60,000 to supplement the Company’s working capital. The advance is payable on demand and non-interest bearing.

NOTE 9. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2011	June 30, 2012	June 30, 2012
	RMB	RMB	U.S. Dollars
VAT payable	¥2,565,888	¥4,704,738	$744,456
Business tax payable	41,866	430,106	68,058
Enterprise income tax payable	4,406,009	4,352,802	688,767
Other taxes payable	178,360	193,974	30,694
Total taxes payable	¥7,192,123	¥9,681,620	$1,531,975

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHORT-TERM BANK LOAN

Short-term bank loans consisted of the following:

	June 30, 2011	June 30, 2012	June 30, 2012
	RMB	RMB	U.S. Dollars
Beijing Bank, with a floating interest rate (CHIBOR) from 5.56 to 6.06 annually (repaid on December 22, 2011)	¥5,000,000	¥-	$—
Beijing Bank, 7.87% annual interest, matures on February 28, 2013, guaranteed by a third party	-	6,000,000	949,412
Beijing Bank, 8.528% annual interest, matures on March 8, 2013	-	1,500,000	237,353
Beijing Bank, 7.87% annual interest, matures on March 30, 2013	-	1,500,000	237,353
Beijing Bank, 7.87 % annual interest, matures on May 7, 2013		1,500,000	237,353
Beijing Bank, 7.87 % annual interest, matures on April 5, 2013		500,000	79,118
CCB bank, 6.435% annual interest, matures on June 13, 2013, secured by accounts receivable pledge of ¥19,131,954		12,000,000	1,898,824
Total short-term bank loan	¥5,000,000	¥23,000,000	$3,639,413

The interest expense for the short-term bank loan was ¥143,698 and ¥416,651 ($65,929) for the years ended June 30, 2011 and 2012.

NOTE 11. SHORT-TERM BORROWINGS

Short-term borrowings are generally extended upon maturity and consisted of the following:

	June 30,	June 30,	June 30,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Short-term borrowings due to non-related parties:
Short-term borrowing, 6% annual interest, matures on November 10, 2012	¥1,017,600	¥1,078,656	$170,682
Short-term borrowing, 6% annual interest, matures on December 10, 2012	225,686	239,227	37,854
Short-term borrowing, no interest, matures on December 10, 2012	-	949,183	150,194
Short-term borrowings, interest at 1.2% per month through April, 2012 and from April 22, 2012 on, free of interest, matures on April 21, 2013	500,000	500,000	79,118
Total short-term borrowings due to non-related parties	¥1,743,286	¥2,767,066	$437,848

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interest expense for short-term borrowings due to non-related parties are ¥138,567 and ¥115,921 ($18,343) for the year ended June 30, 2011 and 2012, respectively.

	June 30,	June 30,	June 30,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Short-term borrowings due to related parties:
Due-on-demand borrowings from Founders, no interest, matures on August 4, 2013	¥46,377	¥46,377	$7,338
Short-term borrowing from a Founder's family member, 6% annual interest, matures on March 20, 2013	-	272,895	43,182
Short-term borrowing from a Founder's family member, 6% annual interest, matured on May 4, 2012	216,765	-	-
Short-term borrowing from a Founder's family member, no interest bearing, matures on November 15, 2012	50,000	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, matures on December 9, 2012	47,281	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, matures on October 21, 2012	-	3,000,000	474,706
Short-term borrowing from a Founder's family member, 6% annual interest, matures on March 27, 2013	-	200,000	31,647
Short-term borrowings from Xiamen Hengda Haitian Computer Network Co. Ltd., no interest, matures on November 14, 2012	-	200,000	31,647
Short-term borrowings from management, 6% annual interest, matures on December 8, 2012	550,976	404,034	63,933
Total short-term borrowings due to related parties	¥911,399	¥4,123,306	$652,453

Interest expense for short-term borrowings due to related parties are ¥131,758 and ¥163,519 ($25,874) for the years ended June 30, 2011 and 2012, respectively.

NOTE 12.   SHAREHOLDERS’ EQUITY

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

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2011 and 2012, the balance of total statutory reserves was ¥2,058,429 and ¥2,378,961 ($376,436), respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Awards Plan - In June 2009, the Board of Directors and the shareholders of the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of stock options and restricted ordinary shares to employees, non-employee directors and consultants of the Company. Options granted under the 2009 Plan may be Incentive Stock Options or Non-statutory Stock Options. Non-employee directors and Consultants are not eligible to receive the award of an Incentive Stock Option. The Compensation Committee of the Board of Director is entitled to establish the term, vesting conditions and exercise price of the options as well as the vesting conditions and transferability of restricted shares. Under the 2009 Plan, 790,362 unissued ordinary shares have been reserved for issuance. As discussed in Note 12, under the 2009 Plan, the Company granted options to purchase 293,000 of ordinary shares to its employees and non-employee directors on July 29, 2009 and 170,000 warrants to placement agent.

On December 31, 2010, the Company held the annual board meeting and accepted the resignation of certain directors. Based on the Company’s stock incentive plan, no options may be exercised more than 3 months after termination of employment. Since those directors left at the time of the annual meeting in December 2010, their options had expired as of February 29, 2011. Thus, 100,000 options were forfeited and reallocated back into the Company’s option pool.

On March 26, 2012, the Company held the annual board meeting and determined to grant key employees stock options. Under this plan, the Company granted key employees and a non-employee director options to purchase 415,000 of ordinary shares at an exercise price of $2.96 per share (see Note 13).

NOTE 13. STOCK-BASED COMPENSATION

Stock-based Payments - As discussed in Note 12, the Company granted options to purchase 293,000 ordinary shares under the 2009 Plan to its employees and non-employee directors on July 29, 2009. The options have an excise price of $6.00, equal to the IPO price of the Company’s ordinary shares, and will vest over a period of five years, with the first 20% vesting on July 29, 2010. The options expire ten years after the date of grant, on July 29, 2019. The fair value was estimated on July 29, 2009 using the Binomial Lattice valuation model, with the following weighted-average assumptions:

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

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥30.17 ($4.42) per share. Compensation expense recorded was ¥1,420,588 and ¥1,043,608 ($165,136) for the year ended June 30, 2011 and 2012, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012, 100,000 options were forfeited and reallocated to incentive pool (see Note 12); options to purchase 193,000 of ordinary shares were outstanding, 58,600 of which are vested under the 2009 Plan and no granted stock options were exercised.

Placement Agent Warrants - As discussed in Note 12, the Company completed its IPO on July 29, 2009, and the gross proceeds received by the Company for the offering were $10,200,000 (1,700,000 ordinary shares at $6.00 per share) before the cash offering costs of ¥9,651,771 ($1,412,896).

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

The Company had 170,000 of granted placement agent warrants as of June 30, 2012 and no warrants were exercised during this year.

Employee Stock options – As discussed in Note 12, the Company granted options to purchase 415,000 ordinary shares to its employees and non-employee director on March 26, 2012. The options have an excise price of $2.96, equal to the share price of the Company’s ordinary shares at March 26, 2012, and will vest over a period of five years, with the first 20% vesting on March 26, 2013. The options expire ten years after the date of grant, on March 26, 2022. The fair value was estimated on March 26, 2012 using the Binomial Lattice valuation model, with the following weighted-average assumptions:

Stock price at grant date	$2.96
Exercise price (per share)	$2.96
Risk free rate of interest	1.56%
Dividend yield	0%
Expected volatility	46%
Expected life (in years)	7.5

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

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥9.43 ($1.49) per share. Compensation expense recorded was ¥0 and ¥196,180 ($31,043) for the years ended June 30, 2011 and 2012, respectively.

The following is a summary of the stock option activity:

		Weighted Average Exercise Price
Stock Options	Shares	Per Share
Outstanding as of July 1, 2010	293,000	$6.00
Granted	-	-
Forfeited	(100,000)	$6.00
Exercised	-	-
Outstanding as of June 30, 2011	193,000	$6.00

		Weighted Average Exercise Price
Stock Options	Shares	Per Share
Outstanding as of July 1, 2011	193,000	$6.00
Granted	415,000	$2.96
Forfeited	-	-
Exercised	-	-
Outstanding as of June 30, 2012	608,000	$3.93

The following is a summary of the status of options outstanding and exercisable at June 30, 2012:

Outstanding Options			Exercisable Options
		Average			Average
		Remaining			Remaining
Average Exercise		Contractual	Average Exercise		Contractual
Price	Number	life (Years)	Price	Number	life (Years)
$6.00	193,000	2.08	$6.00	77,200	2.08
$2.96	415,000	4.75	$2.96	-	4.75

NOTE 14. INCOME TAX

The Company is not subject to any income taxes in the United States or the Cayman Islands and had minimal operations in jurisdictions other than the PRC. BHD and Nanjing Recon are subject to PRC’s income taxes as PRC domestic companies. The Company follows Implementing Rules for the Enterprise Income Tax Law (“Implementing Rules”), which took effect on January 1, 2008 and unified the income tax rate for domestic-invested and foreign-invested enterprises at 25%.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For calendar year 2009, Nanjing Recon is subject to an income tax rate of 25%. For calendar year 2010, the Company reapplied for high-technology enterprise approval and has passed all relevant reviews. Thus, for the calendar years 2011 and 2012, Nanjing Recon is subject to an income tax rate of 15%.

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November 25, 2009 and is subject to an income tax rate of 15% for calendar year 2010 and 2011. This qualification certificate will stay effective until the certificate expires in November 2012.

Deferred tax asset is comprised of the following:

	June 30, 2011	June 30, 2012	June 30, 2012
	RMB	RMB	U.S. Dollars
Allowance for doubtful receivables	¥458,133	¥1,106,801	$175,135
Total deferred tax asset	¥458,133	¥1,106,801	$175,135

Following is a reconciliation of income tax at the effective rate to income tax at the calculated statutory rates:

	For the year	For the year	For the year
	ended June 30,	ended June 30,	ended June 30,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Income tax calculated at statutory rates	¥945,266	¥901,687	$142,679
Nondeductible expenses	403,542	905,429	143,270
Benefit of favorable rate for high-technology companies	(378,107)	(245,205)	(38,800)
Benefit of revenue exempted from enterprise income tax	(123,382)	(1,194,103)	(188,949)
Deferred income tax	(182,173)	(587,858)	(93,020)
Provision (benefit) for income tax	¥665,146	¥(220,050)	$(34,820)

	For the year	For the year	For the year
	ended June 30,	ended June 30,	ended June 30,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Current income tax	¥847,319	¥367,808	$58,200
Deferred income tax	(182,173)	(587,858)	(93,020)
Provision (benefit) for income tax	¥665,146	¥(220,050)	$(34,820)

NOTE 15. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2011
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$286,355
Unappropriated retained earnings	2,272,903	2,224,168	4,497,071	695,710
Accumulated other comprehensive loss	(18,551)	(13,549)	(32,100)	(4,966)
Total non-controlling interest	¥3,905,352	¥2,410,619	¥6,315,971	$977,099

	As of June 30, 2012
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$292,894
Unappropriated retained earnings	2,439,197	2,363,527	4,802,724	759,961
Accumulated other comprehensive loss	(18,641)	(13,636)	(32,277)	(5,107)
Total non-controlling interest	¥4,071,556	¥2,549,891	¥6,621,447	$1,047,748

NOTE 16. CONCENTRATIONS

For the year ended June 30, 2011 and 2012, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented approximately 60.2%, 54.33% and 16.49%, 24.07% of the Company’s revenue, respectively.

For the year ended June 30, 2012, the top three suppliers, Emerson Process, Ltd, Baker Hughes and Hebei Huanghua Xiangtong Technical Co. Ltd, accounted for 61.42% of its total purchases. For the year ended June 30, 2011, no suppliers accounted for more than 10% of its total purchase.

NOTE 17. COMMITMENTS AND CONTINGENCY

(a)	Office Leases

The Company leased three offices in Beijing (two for BHD; one for Recon-JN) and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as of June 30, 2012:

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Twelve months ended June 30,
	Office lease payment
	RMB	U.S. Dollars
2013	¥649,360	$102,752
2014	180,000	28,482
2015	15,000	2,374
Total	¥844,360	$133,608

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of June 30, 2012, the Company estimated its severance payments of approximately ¥1,019,971 ($161,395) which has not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any will be in the future.

NOTE 18. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – sales to related parties consisted of the following:

	For the year ended June 30,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥12,682,471	¥7,909,994	$1,251,641
Beijing Aerda Oil Technology Co. Ltd.	2,851,155	-	-
Zhongjiyan Technology (Beijing) Co. Ltd	4,365,812	-	-
Revenues from related parties	¥19,899,438	¥7,909,994	$1,251,641

Purchases from related parties – purchases from related parties consisted of the following:

	For the year ended June 30,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥-	¥205,128	$32,459
Nanjing Youkong Information Technology Co., Ltd	1,185,200	1,178,800	186,528
Purchase from related parties	¥1,185,200	¥1,383,928	$218,987

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Leases from related parties - The Company entered into various agreements for the lease of office space owned by the Founders and their family members.  The terms of the agreement state that the Company will lease the property for one or two years at a monthly rent of ¥84,893 with the annual rental expense at ¥1,018,720 ($161,198).

Short-term borrowings from related parties - The Company borrowed ¥911,399 and ¥4,123,306 ($652,453) from the Founders, their family members and senior officers as of June 30, 2011 and 2012, respectively. For the specific terms and interest rates of the borrowings, please see Note 10.

Trade accounts payable to related parties - The Company owed RMB5,339,231 ($844,855) to one related party. As of June 30, 2012, BHD held 6.8% equity interest of this company.

Expenses paid by the owner on behalf of Recon - One owner of Nanjing Recon, Mr. Yin, paid ¥133,206 and ¥292,419 ($46,271) on behalf of Recon for operating purposes as of June 30, 2011 and 2012, respectively.

NOTE 19. Variable Interest Entities

The Company reports its VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the consolidated financial statements. For ENI which was consolidated only through December 15, 2010, after which it ceased being a VIE. The Company reports results only through the date of deconsolidation.

Summary information regarding consolidated VIEs is as follows:

	June 30, 2011	June 30, 2012	June 30, 2012
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥1,847,606	¥2,182,179	$345,298
Trade accounts receivable, net	48,312,877	82,388,691	13,036,804
Notes receivable	1,276,574	-	-
Purchase advances, net	13,142,724	17,319,150	2,740,502
Other assets	30,155,839	31,322,790	4,956,373
Total Current Assets	¥94,735,620	¥133,212,810	$21,078,977

Non-current assets	1,582,000	1,768,588	279,853
Total Assets	¥96,317,620	¥134,981,398	$21,358,830

LIABILITIES
Trade accounts payable	¥6,320,488	¥17,244,791	$2,728,737
Taxes payable	7,038,394	9,681,620	1,531,975
Other liabilities	41,679,162	35,613,109	5,635,253
Total current liabilities	55,038,044	62,539,521	9,895,965
Total Liabilities	¥55,038,044	¥62,539,521	$9,895,965

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The financial performance of VIEs reported in the consolidated statement of operations and comprehensive income (loss) for the year ended June 30, 2012 includes revenues of ¥75,542,379 ($11,953,475), operating expenses of ¥20,609,831 ($3,261,204), other expenses of ¥609,189 ($96,395) and net profit of ¥3,377,062 ($534,371).

