Form 10-Q
period 2012-09-30
Recon Technology, Ltd
filed 2012-11-15
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

 FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Our VIEs provide the oil and gas industry with all the up-to-date technologies in equipment, production technologies and, automation and services.

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

Measuring Equipment and Service. “Digital oil field” and the management of oil companies are highly regarded. We believe our oilfield Supervisory Control and Data Acquisition (“SCADA”) and related technical support services will address the needs of the oil well automation system market, for which we forecast strong needs in the short term. For the coming year, we will also expand our automation business market in China’s biggest oilfield, the Da Qing oilfield. In addition, through early cooperation with CNPC on Turkmenistan, we have developed our experience in this market. Although bidding has not yet commenced, we will continue pursuing overseas business projects in the coming second phase construction.

Gathering and Transferring Equipment. With more new wells developed, our management anticipates that demand for our furnaces and burners will grow more compared to last year, especially in the Xinjiang Oilfield and Zhongyuan oilfield.

Fracturing service. We believe we cooperated well with Zhongyuan Oilfield in fiscal year 2012 and expect to continue growing revenue from fracturing and related stimulation services for fiscal year 2013.

New product line. Design and development of down-hole tools has always been an important technique for oilfield companies. Recently, this market has developed very rapidly. After a year test project for our client, we have developed experience with this technology and our client has accepted our products and servers. We expect revenue from this business this year.

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

Fair Values of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, trade accounts payable, accrued liabilities, advances from customers and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term borrowings approximate fair value because the interest rate charged approximates the market rate. Long-term other receivables approximate fair value because interest rate approximates the market rate.

Allowance for Doubtful Accounts

Trade receivables are carried at original invoiced amount less a provision for any potential uncollectible amounts. Provisions are applied to trade receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We believe based on the current economic condition and our history of collections on accounts and notes receivable, our allowance for doubtful accounts was adequate at September 30, 2012. If the allowance is not considered adequate, we would increase it by a charge to earnings, which would increase our net loss and loss per share (or reduce net earnings and earnings per share if we have them).

Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, we reduce the carrying value of the long-lived asset by the estimated excess of the carrying value over the projected discounted cash flows. In the past, we have not had to make significant adjustments to the carrying values of our long-lived assets, and we do not anticipate a need to do so in the future. However, circumstances could cause us to have to reduce the value of our capitalized assets more rapidly than we have in the past if our revenues were to significantly decline. Estimated cash flows from the use of the long-lived assets are highly uncertain and therefore the estimation of the need to impair these assets is reasonably likely to change in the future. Should the economy or acceptance of our assets change in the future, it is likely that our estimate of the future cash flows from the use of these assets will change by a material amount. An impairment charge would increase our net loss and loss per share. There were no impairments at June 30, 2012 and September 30, 2012.

Results of Operations

Revenue

	For the Three Months Ended September 30,
	2012	2011	Increase	Percentage
			(Decrease)	Change
Hardware	¥8,438,964	¥3,593,772,	¥4,845,192	134.82%
Hardware-related parties	532,051	1,348,817	(816,766)	(60.55%)
Service	83,177	-	83,177	100.00%
Total Revenue	¥9,054,192	¥4,942,589	¥4,111,603	83.19%

Revenues. Our total revenues increased by approximately 83.19%, or ¥4,111,603 ($649,132), from ¥4,942,589 for the three months ended September 30, 2011 to ¥9,054,192 ($1,492,460) for the same period of 2012. The changes in our revenues for the three-month period was due to the following factors:

(1)	Sales of furnaces. During this three month period, among the increased amount of ¥4,111,603 ($649,132), ¥3,751,892 ($592,342) of that came from incremental sales of furnaces and related accessories. This was because of increased demands of our clients. As our clients exploited new oil wells or replace old equipment, we expect they will buy new furnaces and accessories. In such situations, they have generally chosen to purchase from long-term suppliers. BHD has a good reputation in this industry and our management believes we can continue to expand new market in the coming periods.

(2)	Sales of hardware from related-parties decreased because one entity ceased to be a related party in 2012. In 2011, we received revenues from two related parties. In 2012, we sold to the same two parties, but one was no longer a related party. As a result, revenues from that party was included in 2012 as hardware revenue.

(3)	Service business. Service revenue of this quarter consisted mainly of maintenance services, which is provided by our company upon request by customers. Operation of our fracturing service continues to be successful; however, we did not recognize any revenues in this area during this quarter. Historically, our fracturing service revenues tend to occur sporadically but in relatively large amounts when they occur, rather than evenly over the course of a year. During FY2012, Recon BHD signed several fracturing service contracts with an aggregate contract value of RMB 30 million with Sinopec Zhongyuan oilfield. As of June 30, 2012, we completed about half of the contracts and recognized a corresponding percentage of revenues from the contracts but did not recognize any revenues in the three months ended September 30, 2012. We expect revenue of this business will also be earned in the coming year.

Cost and Margin

For the Three Months Ended September 30,
	2012	2011	Increase	Percentage
			(Decrease)	Change
Total Revenues	¥9,054,192	¥4,942,589	¥4,111,603	83.19%
Cost of Revenues	¥6,608,767	¥2,465,443	¥4,143,324	168.06%
Gross Profit	¥2,445,425	¥2,477,146	¥(31,721)	(1.28%)
Margin %	27.01%	50.12%	(23.11%)	——

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

Our cost of revenues increased from ¥2,465,443 in the three months ended September 30, 2011 to ¥6,608,767 ($1,043,380) for the same period of 2012, an increase of ¥4,143,324 ($654,140), or 168.06%. As a percentage of revenues, our cost of revenues increased from 49.88% in 2011 to 72.99% in 2012. This increase was mainly caused by (1) increased costs of furnaces, and (2) subsequent expenses related to prior projects.

Gross Profit. Our gross profit decreased slightly to ¥2,445,425 ($386,080) for the three months ended September 30, 2012 from ¥2,477,146 for the same period in 2011. Our gross profit as a percentage of revenue decreased to 27.01% for the three months ended September 30, 2012 from 50.12% for the same period in 2011. This was mainly because furnaces accounted for most of our revenue, and the furnaces we sold during the three months ended September 30, 2012 carried a lower margin than those sold last year.

Operating Expenses

	For the Three Months Ended September 30,
	2012	2011	Increase	Percentage
			(Decrease)	Change
Selling and distribution expenses	¥1,268,798	¥832,797	¥436,001	52.35%
% of revenue	14.01%	16.85%	(2.84%)	——
General and administrative expenses	3,516,440	4,876,183	(1,359,743)	(27.89%)
% of revenue	38.84%	98.66%	(59.82%)	——
Operating expenses	¥4,785,238	¥5,708,980	¥(923,742)	(16.18%)

General and Administrative Expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses and other expenses incurred in connection with general operations. General and administrative expenses decreased by 27.89%, or ¥1,359,743 ($214,674), from ¥4,876,183 in the three months ended September 30, 2011 to ¥3,516,440 ($555,169) in the same period of 2012. General and administrative expenses were 98.66% of total revenues in 2011 and 38.84% of total revenues in 2012. This percentage increase was primarily attributable to the increase in total revenues, and decrease in expense of research and development as we moved from the more expensive research and development phase into the design phase for our furnaces products..

Selling and Distribution Expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including public relations, advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses increased by 52.35%, from ¥832,797 for the three months ended September 30, 2011 to ¥1,268,798 ($200,316) for the same period of 2012. This increase was primarily from the increased revenues and operating activities. Selling expenses were 16.85% of total revenues in the three months ended September 30, 2011 and 14.01% of total revenues in the same period of 2012. Revenues have increased more quickly than selling expenses because (i) some of our selling expenses like transportation associated with product sales are relatively fixed, so we can benefit by selling more expensive products, (ii) we have contained our labor expenses and leveraged existing employees to increase sales. Our management believes the selling and distribution expenses are reasonable and expects selling and distribution expenses as a percentage of revenue is likely to decrease in future periods.

Net Income

	For the Three Months Ended September 30,
	2012	2011	Increase	Percentage
			(Decrease)	Change
Loss from operations	¥(2,339,813)	¥(3,231,834)	¥892,021	27.60%
Interest and other income (loss)	33,153	(64,847)	98,000	151.12%
Loss before income taxes	(2,306,660)	(3,296,681)	990,021	30.03%
Provision for income tax	(31,624)	(108,515)	76,891	70.86%
Net income attributable to non-controlling interest	(5,882)	-	(5,882)	100.00%
Net loss attributable to ordinary shareholders	¥(2,344,166)	¥(3,405,196)	¥1,061,030	31.16%

Loss from Operations. Loss from operations was ¥2,339,813 ($369,405) for the three months ended September 30, 2012, compared to a loss of ¥3,231,834 for the same period of 2011. This decrease in loss from operations can be attributed primarily to the decreased R&D expenses. In addition, while we had losses as a consolidated entity, one of our VIEs had net income.

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

Income tax expense for the three months ended September 30, 2011 and 2012 was ¥108,515 and ¥31,624 ($4,993), respectively. This decrease was mainly due to a decrease in taxable at the VIEs level. As noted above, one of our VIEs had net income and thus was required to pay income tax on that income, even though our other VIE and our company as a consolidated entity had net losses.

Net Loss. As a result of the factors described above, net loss was ¥2,338,284 ($369,164) for the quarter ended September 30, 2012, an improvement of ¥1,066,912 ($168,442) from net loss of ¥3,405,196 for the same period of 2011.

Net Loss Available for Common Shareholders. As a result of the factors described above, net loss available for common shareholders was ¥2,344,166 ($370,094) for the three months ended September 30, 2012, an improvement of ¥1,061,030 ($167,513) from net loss available for common shareholders of ¥3,405,196 for same period of 2011.

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

	For the Three Months Ended September 30,
	2012 RMB	2011 RMB	Increase (Decrease)	Percentage Change		2012 USD
Reconciliation of Adjusted EBITDA to Net Income (Loss):
Net loss	¥(2,338,284)	¥(3,405,196)	¥1,066,912	31.33%		$(369,164)
Income tax expense	31,624	108,515	(76,891)	(70.86%	)	4,993
Interest expense	329,756	142,911	186,845	130.74%		52,061
Stock compensation expense	454,805	263,364	191,441	72.69%		71,804
Depreciation, amortization and accretion	72,379	88,723	(16,344)	(18.42%	)	11,427
Adjusted EBITDA	¥(1,449,720)	¥(2,801,683)	¥1,351,963	48.26%		$(228,879)

Adjusted EBITDA improved by ¥1,351,963 ($213,445), or 48.26%, to a loss of ¥1,449,720 ($228,879) for the three months ended September 30, 2012 compared to a loss of $2,801,683 for the same period in 2011. This was due to improved operation, decreased expense for R&D and higher interest costs. Compared to net income attributable to ordinary shareholders, we believe EBITDA more accurately reflects our operations.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of September 30, 2012, we had cash and cash equivalents in the amount of ¥2,254,327 ($355,909).

Indebtedness. As of September 30, 2012, except for ¥1,817,883 ($287,004) of short-term borrowings from third parties, ¥920,872 ($145,386) of short-term borrowings from related parties, and ¥23,000,000 ($3,631,197) in commercial loans from two local banks, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations. As of September 30, 2012, we had total assets of ¥147,071,481 ($23,219,370), which includes cash amounting to ¥2,254,327 ($355,909), net accounts receivable from independent parties amounting to ¥57,469,336 ($9,073,151), and net accounts receivable from related parties amounting to ¥19,856,248 ($3,134,867). Working capital amounted to ¥76,661,468 ($12,103,169), and shareholders’ equity amounted to ¥77,745,688 ($12,274,343). Our management believes as we will collect substantial amount of our outstanding receivables by December 2012 and next two months of year 2013, our working capital will be sufficient to satisfy our liquidity requirement of current operations for the next 12 months.

Cash from Operating Activities. Net cash provided by operating activities was ¥235,768 ($37,221) for the three months ended September 30, 2012. This was an increase of ¥1,597,804 ($252,258) compared to net cash used in operating activities of ¥1,362,036 for the three months ended September 30, 2012. In more detail:

1)	Trade account receivable increased due to business increase, which were mainly increased account receivables from Qinghai oilfield, Zhongyuan oilfield and Northwest oilfield of CNPC ;
2)	Trade accounts payable decreased because of some purchase due on suppliers’ demand, which were mainly our supplier of furnaces; and
3)	Payment of VAT, which caused a decrease in taxes payable.

This year our management has focused on collection of our receivables, including by linking compensation for sales employees more closely with collection of receivables.

Cash from Investing Activities. Net cash used in investing activities was ¥381,406 ($60,216) for the three months ended September 30, 2012, an increase of ¥280,275 ($44,249) from ¥101,131 for the same period of 2011. The increase was used to purchase a motor vehicle.

Cash from Financing Activities. Cash flows used in financing activities amounted to ¥1,143,942 ($180,603) for the three months ended September 30, 2012, compared to cash flows used in financing activities of ¥0 for the three months ended September 30, 2011. During this period, we paid back some related-parties on their demand.

Working Capital. Total working capital as of September 30, 2012 amounted to ¥76,661,468 ($12,103,169), compared to ¥74,161,048 as of June 30, 2012. Total current assets as of September 30, 2012 amounted to ¥136,359,913 ($21,528,248), a slightly decrease of ¥3,712,195 ($586,074) compared to ¥140,072,108 at June 30, 2012. The decrease in total current assets at September 30, 2012 compared to June 30, 2012 was mainly due to use of cash and decrease of trade accounts receivable.

Current liabilities amounted to ¥59,698,445 ($9,425,079) at September 30, 2012, in comparison to ¥65,911,060 at June 30, 2012. This reduction of liabilities was attributable mainly to payment of trade accounts payable and taxes and repayment of short-term borrowings of non-related parties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2012, our company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. In light of the nature of the adjustments attributable to the restatement of two Forms 10-Q (for the quarters ended December 31, 2010 and March 31, 2011) and the late filing of the annual report on Form 10-K for the year ended June 30, 2011, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affecting our internal control over financial reporting, except as disclosed above.

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

RECON TECHNOLOGY, LTD

November 14, 2012	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

RECON TECHNOLOGY, LTD

RECON TECHNOLOGY, LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of September 30,	As of September 30,
	2012	2012	2012
ASSETS	RMB	RMB	U.S. Dollars
Current assets
Cash and cash equivalents	¥3,533,283	¥2,254,327	$355,909
Trade accounts receivable, net	61,993,942	57,469,336	9,073,151
Trade accounts receivable- related parties, net	20,394,749	19,856,249	3,134,867
Inventories, net	24,281,300	24,097,816	3,804,518
Other receivables, net	8,074,096	10,816,095	1,707,625
Other receivables- related parties	17,729	445,494	70,334
Purchase advances, net	16,250,616	16,855,838	2,661,168
Purchase advances- related parties	1,093,534	993,534	156,857
Tax recoverable	2,790,722	1,572,640	248,286
Prepaid expenses	535,336	923,407	145,786
Deferred tax asset	1,106,801	1,075,177	169,747
Total current assets	140,072,108	136,359,913	21,528,248

Property and equipment, net	1,774,820	2,083,848	328,994
Long-term other receivable	10,302,349	8,627,720	1,362,128
Total Assets	¥152,149,277	¥147,071,481	$23,219,370

LIABILITIES AND EQUITY
Current liabilities
Short-term bank loan	¥23,000,000	¥23,000,000	$3,631,197
Trade accounts payable	11,905,560	9,093,488	1,435,663
Trade accounts payable- related parties	5,339,231	7,026,028	1,109,256
Other payables	2,341,826	1,659,640	262,021
Other payable- related parties	1,099,259	923,186	145,751
Deferred revenue	3,291,073	3,391,628	535,464
Advances from customers	936,124	1,286,993	203,188
Advances from customers- related parties	-	600,000	94,727
Accrued payroll and employees' welfare	949,579	1,017,375	160,621
Accrued expenses	476,416	539,742	85,213
Taxes payable	9,681,620	8,421,610	1,329,588
Short-term borrowings	2,767,066	1,817,883	287,004
Short-term borrowings- related parties	4,123,306	920,872	145,386
Total current liabilities	65,911,060	59,698,445	9,425,079

Long-term borrowings-related party	-	3,007,675	474,846
Total Liabilities	65,911,060	62,706,120	9,899,925

Commitments and Contingency

Equity
Common shares, ($ 0.0185 U.S. dollar par value, 25,000,000 shares authorized; 3,951,811 shares issued and outstanding as of June 30, 2012 and September 30, 2012)	529,979	529,979	83,672
Additional paid-in capital	67,643,791	68,126,955	10,755,755
Appropriated retained earnings	2,378,961	2,378,961	375,586
Unappropriated retained earnings	9,354,535	7,016,251	1,107,713
Accumulated other comprehensive loss	(290,496)	(306,458)	(48,383)
Total controlling shareholders’ equity	79,616,770	77,745,688	12,274,343
Non-controlling interest	6,621,447	6,619,673	1,045,102
Total equity	86,238,217	84,365,361	13,319,445
Total Liabilities and Equity	¥152,149,277	¥147,071,481	$23,219,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended September 30,
	2011	2012	2012
	RMB	RMB	U.S. Dollars

Revenues
Hardware	¥3,593,772	¥8,438,964	$1,332,329
Service	-	83,177	13,132
Hardware - related parties	1,348,817	532,051	83,999
Total revenues	4,942,589	9,054,192	1,429,460

Cost of revenues	2,465,443	6,608,767	1,043,380
Gross profit	2,477,146	2,445,425	386,080

Selling and distribution expenses	832,797	1,268,798	200,316
General and administrative expenses	4,876,183	3,516,440	555,169
Operating expenses	5,708,980	4,785,238	755,485

Loss from operations	(3,231,834)	(2,339,813)	(369,405)

Other income (expenses)
Interest income	6,332	1,310	207
Interest expense	(142,911)	(329,756)	(52,061)
Gain from foerign currency exchange	-	266,460	42,068
Other income (expense)	71,732	95,139	15,020

Loss before income taxes	(3,296,681)	(2,306,660)	(364,171)
Provision for income taxes	(108,515)	(31,624)	(4,993)
Net loss	(3,405,196)	(2,338,284)	(369,164)

Less: Net income attributable to non-controlling interest	-	5,882	930
Net loss attributable to Recon Technology, Ltd	¥(3,405,196)	¥(2,344,166)	$(370,094)

Comprehensive Loss
Net loss	(3,405,196)	(2,338,284)	(369,164)
Foreign currency translation adjustment	7,594	(15,962)	(2,520)
Comprehensive loss	(3,397,602)	(2,354,246)	(371,684)
Comprehensive income attributable to non-controlling interest	759	7,656	1,209
Comprehensive loss attributable to Recon Technology, Ltd	¥(3,398,361)	¥(2,361,902)	$(372,893)

Loss per common share - basic and diluted	¥(0.86)	¥(0.59)	$(0.09)

Weighted - average shares -basic and diluted	3,951,811	3,951,811	3,951,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30,
	2011	2012	2012
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net loss	¥(3,405,196)	¥(2,338,284)	$(369,164)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	88,723	72,379	11,427
Recovery of doubtful accounts	-	(413,622)	(65,302)
Stock based payments	263,364	454,805	71,804
Deferred tax provision	-	31,624	4,993
Changes in operating assets and liabilities:
Trade accounts receivable	2,499,209	5,011,902	791,270
Trade accounts receivable-related parties	-	538,500	85,017
Notes receivbale	1,276,574	-	-
Other receivable, net	(1,756,733)	(1,139,779)	(179,946)
Other receivables related parties, net	-	(427,764)	(67,535)
Purchase advance, net	(539,485)	(606,488)	(95,751)
Purchase advance-related party, net	-	100,000	15,788
Tax recorvable	-	1,218,082	192,308
Prepaid expense	81,866	(388,071)	(61,268)
Inventories	(1,247,809)	183,484	28,968
Trade accounts payable	1,457,908	(2,812,072)	(443,965)
Trade accounts payable-related parties	-	1,686,797	266,308
Other payables	102,887	(682,186)	(107,702)
Other payables-related parties	-	(176,073)	(27,798)
Deferred income	(504,800)	100,555	15,875
Advances from customers	(77,395)	950,869	150,121
Accrued payroll and employees' welfare	9,389	67,796	10,704
Accrued expenses	105,933	63,324	9,997
Taxes payable	283,529	(1,260,010)	(198,928)
Net cash provided by (used in) operating activities	(1,362,036)	235,768	37,221

Cash flows from investing activities:
Purchase of property and equipment	(101,131)	(381,406)	(60,216)
Net cash used in investing activities	(101,131)	(381,406)	(60,216)

Cash flows from financing activities:
Proceeds from borrowings-related parties	-	7,675	1,212
Repayment of short-term borrowings	-	(949,183)	(149,855)
Repayment of short-term borrowings-related parties	-	(202,434)	(31,960)
Net cash used in financing activities	-	(1,143,942)	(180,603)

Effect of exchange rate fluctuation on cash and cash equivalents	11,882	10,624	1,677

Net decrease in cash and cash equivalents	(1,451,285)	(1,278,956)	(201,921)
Cash and cash equivalents at beginning of period	3,485,944	3,533,283	557,830
Cash and cash equivalents at end of period	¥2,034,659	¥2,254,327	$355,909

Supplemental cash flow information
Cash paid during the period for interest	¥134,637	¥407,215	$64,290
Cash paid during the period for taxes	¥-	¥-	$-

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

On January 21, 2003, ENI was organized under the laws of the PRC. On December 16, 2010 in light of the change of the ownership in ENI, the Company ceased to have the power to direct the activities of ENI which most significantly impact its economic performance as of that date. As a result, ENI ceased to be a VIE of the Company on December 16, 2010. Founders of the Company owned a controlling interest of ENI through December 15, 2010 by holding 80% ownership interest in ENI. However, since December 16, 2010, the Founders have not owned any interest in ENI. Based on ASC Topic 810, ENI was combined and consolidated with the Company from January 1, 2008, the date of the exclusive agreements, through December 15, 2010 when the Company ceased to have control over ENI.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company, its subsidiaries, and VIEs for which the Company is the primary beneficiary. All inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring entries, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2012. The results of operations for the interim periods presented may not be indicative of the operating results to be expected for the Company’s fiscal year ending June 30, 2013.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Company, all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The statements as of and for the three months period ended September 30, 2012 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.3340 = US$1.00, the approximate exchange rate prevailing on September 30, 2012. For the three months period ended September 30, 2012, the average rate was 6.3340. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

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

Fair Values of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, purchase advances, trade accounts payable, accrued liabilities, advances from customers, short-term bank loan and short-term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term borrowings approximate fair value because the interest rate charged approximates the market rate. Long-term other receivables approximate fair value because interest rate approximates the market rate.

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

Tax Recoverable – Tax recoverable represented amounts paid for value added tax (“VAT”) on purchases in the P.R.C. amounting to RMB 2,790,722 at June 30, 2012 and RMB 1,572,640 ($248,286) at September 30, 2012. These amounts can be used to offset VAT payable on sales made by the Company.

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

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. There were no impairments at June 30, 2012 and September 30, 2012.

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

Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Income tax returns for the years prior to 2008 are no longer subject to examination by tax authorities.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic net income per share is computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of ordinary shares, ordinary shares equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options and warrants (using the treasury stock method).  However, the effect from options and warrants would have been anti-dilutive due to the fact that the weighted average exercise price per share of options and warrants is higher than the weighted average market price per ordinary share during the three months ended September 30, 2011 and 2012.

NOTE 3. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2012	September 30, 2012	September 30, 2012
Third Party	RMB	RMB	U.S. Dollars
Trade accounts receivable	¥66,738,526	¥61,855,624	$9,765,650
Allowance for doubtful accounts	(4,744,584)	(4,386,288)	(692,499)
Total – third-party, net	¥61,993,942	¥57,469,336	$9,073,151

	June 30, 2012	September 30, 2012	September 30, 2012
Related Parties	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥21,757,039	¥21,089,539	$3,329,577
Allowance for doubtful accounts	(1,362,290)	(1,233,290)	(194,710)
Total - related parties, net	¥20,394,749	¥19,856,249	$3,134,867

One of the Founders, Mr. Yin Shenping , is the legal representative of Beijing Yabei Nuoda Science and Technology Co. Ltd (“Yabei Nuoda”). The founder does not have any equity interest in this company currently. The receivable from Yabei Nuoda was generated primarily from the sale of automation system and services based on written contracts.

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30,2012	September 30, 2012	September 30, 2012
Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥5,396,143	¥6,027,758	$951,651
Loans to third-parties (B)	1,485,610	2,763,728	436,332
Business advance to staff (C)	1,139,796	1,670,448	263,727
Deposits for projects	146,903	313,733	49,532
Others	381,404	588,596	92,927
Allowance for doubtful accounts	(475,760)	(548,168)	(86,544)
Total	¥8,074,096	¥10,816,095	$1,707,625

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Third Party	June 30,2012	September 30,2012	September 30,2012
Non-Current Portion	RMB	RMB	U.S. Dollars
Due from ENI	¥10,302,349	¥8,627,720	$1,362,128
Total	¥10,302,349	¥8,627,720	$1,362,128

(A)	Due from ENI represents a working capital loan to ENI. The loan balance had been an intercompany balance and was eliminated in the Company’s consolidated financial statements before the deconsolidation of ENI. It was reclassified to other receivables after ENI ceased to be a VIE of the Company on December 16, 2010. In January 2012, ENI agreed to repay the loan on a payment schedule, and interest is accruing during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over approximately three years on a quarterly basis beginning March 2012. The first four payments are RMB 1.2 million each. In March, June and September of 2012, the Company received an aggregate of RMB 3.6 million. The payments after FY2013 are RMB 8,627,720.

(B)	Loans to third parties are mainly used for short-term funding to support cooperative companies. These loans are due on demand bearing no interest.

(C)	Business advance to staff represents advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

Other receivables - related parties represent loans to related parties for working capital advances to related entities. Such advances are due-on-demand and non-interest bearing.

Below is a summary of other receivables - related parties which consisted of the following:

	June 30,2012	September 30,2012	September 30,2012
Related Parties	RMB	RMB	U.S. Dollars
Other-travel advances	¥17,729	¥445,494	$70,334
Total	¥17,729	¥445,494	$70,334

NOTE 5. PURCHASE ADVANCES

The Company purchased products and services from a third-party and a related party during the normal course of business. Purchase advances consisted of the following:

	June 30, 2012	September 30, 2012	September 30,2012
Third Party	RMB	RMB	U.S. Dollars
Prepayment for inventory purchase	¥17,046,653	¥17,653,141	$2,787,045
Allowance for doubtful accounts	(796,037)	(797,303)	(125,877)
Total	¥16,250,616	¥16,855,838	$2,661,168

Below is a summary of purchase advances to related party.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,2012	September 30,2012	September 30,2012
Related Party	RMB	RMB	U.S. Dollars
Xiamen Huangsheng Hitek Computer Network Co. Ltd	¥1,093,534	¥993,534	$156,857
Total	¥1,093,534	¥993,534	$156,857

One of the Founders and a family member collectively own 57% of Xiamen Huasheng Haitian Computer Network Co. Ltd.

NOTE 6. INVENTORIES

Inventories consisted of the following:

	June 30,2012	September 30,2012	September 30,2012
	RMB	RMB	U.S. Dollars
Small component parts	¥43,107	¥44,680	$7,054
Purchased goods and raw materials	398,596	-	-
Work in process	1,256,273	2,163,949	341,640
Finished goods	22,583,324	21,889,187	3,455,824
Total inventories	¥24,281,300	¥24,097,816	$3,804,518

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2012	September 30, 2012	September 30, 2012
	RMB	RMB	U.S. Dollars
Motor vehicles	¥2,620,560	¥2,992,661	$472,476
Office equipment and fixtures	467,784	477,090	75,321
Total property and equipment	3,088,344	3,469,751	547,797
Less: accumulated depreciation	(1,313,524)	(1,385,903)	(218,803)
Property and equipment, net	¥1,774,820	¥2,083,848	$328,994

Depreciation expense was ¥88,723 and ¥72,379 ($11,427) for the three months ended September 30, 2011 and 2012, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2012	September 30, 2012	September 30, 2012
	RMB	RMB	U.S. Dollars
Consulting services	¥1,770,810	¥1,286,191	$203,061
Due to ENI	148,000	148,000	23,366
Due to related party (A)	61,477	61,477	9,706
Expenses paid by third-parties on behalf of Recon	416,165	219,631	34,675
Due to the major shareholders on behalf of Recon	308,316	292,419	46,167
Due to family member of one owner on behalf of Recon	525,000	375,000	59,204
Due to the management staff on behalf of Recon	204,467	194,291	30,674
Others	6,850	5,817	919
Total other payables	¥3,441,085	¥2,582,826	$407,772

(A)	Primarily an advance from Yabei Nuoda for RMB 60,000 to supplement the Company’s working capital. The advance is payable on demand and non-interest bearing.

NOTE 9. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2012	September 30, 2012	September 30, 2012
	RMB	RMB	U.S. Dollars
VAT payable	¥4,704,738	¥3,479,768	$549,379
Business tax payable	430,106	402,383	63,527
Enterprise income tax payable	4,352,802	4,352,904	687,228
Other taxes payable	193,974	186,555	29,454
Total taxes payable	¥9,681,620	¥8,421,610	$1,329,588

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	June 30, 2012	September 30, 2012	September 30, 2012
	RMB	RMB	U.S. Dollars
Beijing Bank, 7.87% annual interest, matures on February 28, 2013, guaranteed by a third party	¥6,000,000	¥6,000,000	$947,269
Beijing Bank, 8.528% annual interest, matures on March 8, 2013	1,500,000	1,500,000	236,817
Beijing Bank, 7.87% annual interest, matures on March 30, 2013	1,500,000	1,500,000	236,817
Beijing Bank, 7.87 % annual interest, matures on May 7, 2013	1,500,000	1,500,000	236,817
Beijing Bank, 7.87 % annual interest, matures on April 5, 2013	500,000	500,000	78,939
CCB bank, 6.435% annual interest, matures on June 13, 2013, secured by accounts receivable pledge of ¥19,131,954	12,000,000	12,000,000	1,894,537
Total short-term bank loan	¥23,000,000	¥23,000,000	$3,631,197

The interest expense for the short-term bank loan was ¥83,221 and ¥474,125 ($74,854) for the three months ended September 30, 2011 and 2012, respectively.

NOTE 11. SHORT-TERM AND LONG-TERM BORROWINGS

Short-term borrowings are generally extended upon maturity and consisted of the following:

	June 30, 2012	September 30, 2012	September 30, 2012
Short-term borrowings due to non-related parties:	RMB	RMB	U.S. Dollars
Short-term borrowing, 6% annual interest, matures on November 9, 2012	¥1,078,656	¥1,078,656	$170,296
Short-term borrowing, 6% annual interest, matures on December 10, 2012	239,227	239,227	37,769
Short-term borrowing, no interest, paid in full by August 31, 2012	949,183	-	-
Short-term borrowings, interest at 1.2% per month through April, 2012 and from April 22, 2012 on, free of interest, matures on April 21, 2013	500,000	500,000	78,939
Total short-term borrowings due to non-related parties	¥2,767,066	¥1,817,883	$287,004

Interest expense for short-term borrowings due to non-related parties are ¥39,028 and ¥19,768 ($3,121) for the three months ended September 30, 2011 and 2012, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2012	September 30, 2012	September 30, 2012
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars
Due-on-demand borrowings from Founders, no interest, matures on August 4, 2013	¥46,377	¥46,377	$7,322
Short-term borrowing from a Founder's family member, 6% annual interest, matures on March 20, 2013	272,895	272,895	43,084
Short-term borrowing from a Founder's family member, 6% annual interest, matures on October 21, 2012 (A)	3,000,000	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, matures on March 27, 2013	200,000	200,000	31,576
Short-term borrowings from Xiamen Hengda Haitian Computer Network Co. Ltd., no interest, matures on November 14, 2012	200,000	200,000	31,576
Short-term borrowings from management, 6% annual interest, matures on December 8, 2012	404,034	201,600	31,828
Total short-term borrowings due to related parties	¥4,123,306	¥920,872	$145,386

	June 30, 2012	September 30, 2012	September 30, 2012
Long-term borrowings due to related party:	RMB	RMB	U.S. Dollars
Long-term borrowing from a Founder's family member, 6% annual interest, matures on October 21, 2013 (A)	¥-	¥3,007,675	$474,846
Total long-term borrowings due to related parties	¥-	¥3,007,675	$474,846

(A)	This loan was extended on October 21, 2012 to October 21, 2013.

Interest expense for short-term borrowings due to related parties are ¥20,661and ¥55,117 ($8,702) for the three months ended September 30, 2011 and 2012, respectively.

NOTE 12. SHAREHOLDERS’ EQUITY

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2012 and September 30, 2012, the balance of total statutory reserves was ¥2,378,961 and ¥2,378,961 ($375,586), respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Awards Plan - On March 26, 2012, the Company held the annual board meeting and determined to grant key employees stock options. Under this plan, the Company granted key employees and non-employee director options to purchase 415,000 of ordinary shares at an exercise price of $2.96 per share (see Note 13).

NOTE 13. STOCK-BASED COMPENSATION

Stock-based Payments - The Company granted options to purchase 293,000 ordinary shares under the Stock Incentive 2009 Plan to its employees and non-employee directors on July 29, 2009. The options have an excise price of $6.00, equal to the IPO price of the Company’s ordinary shares, and will vest over a period of five years, with the first 20% vesting on July 29, 2010. The options expire ten years after the date of grant, on July 29, 2019. The fair value was estimated on July 29, 2009 using the Binomial Lattice valuation model, with the following weighted-average assumptions:

Stock price at grant date	$6.00
Exercise price (per share)	$6.00
Risk free rate of interest***	4.6118%
Dividend yield	0.0%
Life of option (years)**	10
Volatility*	78%
Forteiture rate****	0%

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

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥30.17 ($4.42) per share. Compensation expense recorded was ¥263,364 and ¥259,599 ($41,003) for the three months ended September 30, 2011 and 2012, respectively.

Placement Agent Warrants - In connection with the Company’s IPO, the Company sold the placement agent warrants to purchase 170,000 ordinary shares at $7.20 per share for a nominal amount. These warrants are exercisable for a period of five years. The Company has agreed to file, during the five year period at its cost, at the request of the holders of a majority of the placement agents warrants and the underlying ordinary shares, and to use its best efforts to cause to become effective a registration statement under the Securities Act of 1933, as amended, as required to permit the public sale of ordinary shares issued or issuable upon exercise of the placement agent’s warrants. The Company accounted for the warrants as an additional offering cost with an estimated value of $627,341, which was a deduction of the gross proceeds mentioned above. The following table presents the assumptions used in the Black-Scholes valuation model to estimate the fair value of the placement agent warrants sold:

Stock price at grant date	$6.00
Exercise price (per share)	$7.20
Risk free rate of interest	3.7679%
Dividend yield	0%
Expected volatility	78%
Expected life (in years)	5

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had 170,000 of granted placement agent warrants as of September 30, 2012 and no warrants were exercised during this period.

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

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥10.06 ($1.59) per share. Compensation expense recorded was ¥0 and ¥195,206 ($30,819) for the three months ended September 30, 2011 and 2012, respectively.

The following is a summary of the stock option activity:

Stock Options	Shares	Weighted Average Exercise Price Per Share
Outstanding as of July 1, 2012	608,000	$3.93
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of September 30, 2012	608,000	$3.93

The following is a summary of the status of options outstanding and exercisable at September 30, 2012:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Average Remaining Contractual life (Years)	Average Exercise Price	Number	Average Remaining Contractual life (Years)
$6.00	193,000	1.83	$6.00	115,800	1.83
$2.96	415,000	4.50	$2.96	-	4.50

NOTE 14. INCOME TAX

The Company is not subject to any income taxes in the United States or the Cayman Islands and had minimal operations in jurisdictions other than the PRC. BHD and Nanjing Recon are subject to PRC’s income taxes as PRC domestic companies. For the calendar years 2011 and 2012, Nanjing Recon is subject to an income tax rate of 15%.

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November 25, 2009 and is subject to an income tax rate of 15% for calendar year 2010 and 2011. This qualification certificate will stay effective until the certificate expires in November 2012.  The Company has received the preliminary approval from Beijing government to extend this certificate to November 2015 and is waiting for the final approval.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax asset is comprised of the following:

	June 30, 2012	September 30, 2012	September 30, 2012
	RMB	RMB	U.S. Dollars
Allowance for doubtful accounts and other receivable	¥1,106,801	¥1,075,177	$169,747
Total deferred tax asset	¥1,106,801	¥1,075,177	$169,747

Following is a reconciliation of income tax at the effective rate to income tax at the calculated statutory rates:

	For the three months ended September 30, 2011	For the three months ended September 30, 2012	For the three months ended September 30, 2012
	RMB	RMB	U.S. Dollars
Current income tax	¥108,515	¥-	$-
Deferred income tax	-	31,624	4,993
Provision (benefit) for income tax	¥108,515	¥31,624	$4,993

NOTE 15. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2012
	BHD	Nanjing Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$292,894
Unappropriated retained earnings	2,439,197	2,363,527	4,802,724	759,961
Accumulated other comprehensive loss	(18,641)	(13,636)	(32,277)	(5,107)
Total non-controlling interest	¥4,071,556	¥2,549,891	¥6,621,447	$1,047,748

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2012
	BHD	Nanjing Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$292,232
Unappropriated retained earnings	2,439,197	2,363,527	4,802,724	758,245
Accumulated other comprehensive loss	(19,542)	(14,509)	(34,051)	(5,375)
Total non-controlling interest	¥4,070,655	¥2,549,018	¥6,619,673	$1,045,102

NOTE 16. CONCENTRATIONS

For the three months ended September 30, 2011 and 2012, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented approximately 63.56% and 56.89% and 9.08% and 13.23% of the Company’s revenue, respectively.

For the three months ended September 30, 2012, only one supplier, Hebei Huanghua Xiangtong Technical Co. Ltd, accounted for 30.54% of the company’s total purchases. No other suppliers accounted for more than 10% of its purchase

NOTE 17. COMMITMENTS AND CONTINGENCY

(a)	Office Leases

The Company leased three offices in Beijing (two for BHD; one for Recon-JN), one office in Jining for Recon-JN and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as of September 30, 2012:

	Twelve months ended September 30,
	Office lease payment
	RMB	U.S. Dollars
2013	¥439,680	$69,416
2014	135,000	21,314
Total	¥574,680	$90,730

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of September 30, 2012, the Company estimated its severance payments of approximately ¥1,118,850 ($176,642) which has not been reflected in its condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – sales to related parties consisted of the following:

	For the three months ended September 30,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥-	¥532,051	$83,999
Beijing Aerda Oil Technology Co. Ltd.	1,348,817	-	-
Revenues from related parties	¥1,348,817	¥532,051	$83,999

Purchases from related parties – purchases from related parties consisted of the following:

	For the three months ended September 30,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥205,128	¥-	$-
Huanghua Xiang Tong Manufacture	1,666,303	2,919,320	460,897
Purchase from related parties	¥1,871,431	¥2,919,320	$460,897

Leases from related parties - The Company entered into various agreements for the lease of office space owned by the Founders and their family members.  The terms of the agreement state that the Company will lease the property for one or two years at a monthly rent of ¥84,893 with the annual rental expense at ¥1,018,720 ($160,834).

Short-term borrowings from related parties - The Company borrowed ¥4,123,306 and ¥3,928,547 ($620,232) from the Founders, their family members and senior officers as of June 30, 2012 and September 30, 2012, respectively. For the specific terms and interest rates of the borrowings, please see Note 10.

Trade accounts payable to related parties - The Company owed ¥6,726,681 ($1,061,996) to one related party. As of September 30, 2012, BHD held a 6.8% equity interest of this company.

The Company owed ¥299,347 ($47,260) to another related party as of September 30, 2012. One of the Founders and his family member collectively own 57% of this company.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. Variable Interest Entities

The Company reports its VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the consolidated financial statements.

Summary information regarding consolidated VIEs is as follows:

	June 30, 2012	September 30, 2012	September 30, 2012
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥2,182,179	¥1,337,724	$211,197
Trade accounts receivable, net	82,388,691	77,325,585	12,208,018
Purchase advances, net	17,319,150	17,824,372	2,814,078
Other assets	31,322,790	32,148,501	5,075,545
Total Current Assets	¥133,212,810	¥128,636,181	$20,308,838
			-
Non-current assets	1,768,588	2,078,197	328,102
Total Assets	¥134,981,398	¥130,714,379	$20,636,940

LIABILITIES
Trade accounts payable	¥17,244,791	¥16,119,516	$2,544,919
Taxes payable	9,681,620	8,421,610	1,329,588
Other liabilities	35,613,109	35,065,639	5,536,097
Total current liabilities	62,539,521	59,606,765	9,410,604
Total Liabilities	¥62,539,521	¥59,606,765	$9,410,604

The financial performance of VIEs reported in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended September 30, 2012 includes revenues of ¥9,054,193 ($1,429,460), operating expenses of ¥3,887,357 ($613,729), other expenses of ¥1,799 ($284) and a net loss of ¥927,265($146,395).

