Form 10-Q
period 2012-12-31
Recon Technology, Ltd
filed 2013-02-14
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

Our VIEs provide the oil and gas industry with equipment, production technologies, automation and services.

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

Oil and Gas Production Improvement Techniques

Packers of Fracturing. This utility model is used in concert with the security joint, hydraulic anchor, and slide brushing of sand spray in the well. It is used for easy seat sealing and sand uptake prevention. The utility model reduces desilting volume and prevents sand-up, which makes the deblocking processes easier to realize. The back flushing is sand-stick proof.

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

Fracture Acidizing. We inject acid to layers under pressure, which can form or expand fissures. The treatment process of the acid is defined as fracture acidizing. The technique is mainly adapted to oil and gas wells that are blocked up relatively deeply, or the ones in low permeability zones.

Electronic Break-Down Service. This service resolves block-up and freezing problems by generating heat from the electric resistivity of the drive pipe and utilizing a loop tank composed of an oil pipe and a drive pipe. This technique saves energy and is environmentally friendly. It can increase the production of oilfields that are in the middle and later periods.

Automation System and Services

Pumping Unit Controller. This controller functions as a monitor to the pumping unit and also collects data for load, pressure, voltage, and startup and shutdown control.

RTU Monitor. This monitor collects gas well pressure data.

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

Recon Supervisory Control and Data Acquisition System (“SCADA”). Recon SCADA is a system which applies to the oil well, measurement station, and the union station for supervision and data collection.

EPC Service of Pipeline SCADA System. This service technique is used for pipeline monitoring and data acquisition after crude oil transmission.

EPC Service of Oil and Gas Wells SCADA System. This service technique is used for monitoring and data acquisition of oil wells and natural gas wells.

EPC Service of Oilfield Video Surveillance and Control System. This video surveillance technique is used for controlling the oil and gas wellhead area and the measurement station area.

Technique Service for “Digital oilfield” Transformation. This service includes engineering technique services such as oil and gas SCADA system, video surveillance and control system and communication systems.

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

Measuring Equipment and Service. “Digital oil field” and the management of oil companies are highly regarded. We believe our oilfield SCADA and related technical support services will address the needs of the oil well automation system market, for which we forecast strong needs in the short term. For the coming year, we will also expand our automation business market in China’s biggest oilfield, the Da Qing oilfield. In addition, through early cooperation with CNPC in Turkmenistan, we have developed our experience in this market. Although bidding has not yet commenced, we will continue pursuing overseas business projects in the coming second phase construction, which we expect to occur in 2013.

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

New product line. Design and development of down-hole tools has always been an important technique for oilfield companies. Recently, this market has developed very rapidly. After a year test project for our customers, we have developed experience with this technology and our customers have accepted our products and services. We expect revenue from this business in fiscal year 2013.

Growth Strategy

As a smaller domestic company, it is our basic strategy to focus on developing our onshore oilfield business, that is, the upstream of the industry. Due to the remote location and difficult environments of China’s oil and gas fields, foreign competitors rarely enter those areas.

Large domestic oil companies have historically focused on their exploration and development businesses to earn higher margins and keep their competitive advantage. With regard to private oilfield service companies, we estimate that approximately 90% specialize in the manufacture of drilling and production equipment. Thus, the market for technical support and project service is still in its early stage. Our management believes that insists on providing high quality products and service in the oilfield where we have a geographical advantage. This will allow us to avoid conflicts of interest with bigger suppliers of drilling equipment and protect our position within the market segment. Our mission is to increase the automation and safety levels of industrial petroleum production in China and improve the underdeveloped working process and management mode by using advanced technologies. At the same time, we are always looking to improve our business and to increase our earning capability.

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

Management is focused on these factors and will seek to extend our business on the industrial chain, like providing more integrated services and incremental measures and growing our business from a predominantly up-ground business to include some down-hole services as well.

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

Revenue Recognition

We recognize revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been provided, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the customers and the customers have signed a completion and acceptance report, risk of loss has transferred to the customers, customers acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

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

Allowance for Doubtful Accounts

Trade receivables are carried at original invoiced amount less a provision for any potential uncollectible amounts. Provisions are applied to trade receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We believe based on the current economic condition and our history of collections on accounts and notes receivable, our allowance for doubtful accounts was adequate at December 31, 2012.

Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, we reduce the carrying value of the long-lived asset by the estimated excess of the carrying value over the projected discounted cash flows. In the past, we have not had to make significant adjustments to the carrying values of our long-lived assets, and we do not anticipate a need to do so in the future. However, circumstances could cause us to have to reduce the value of our capitalized assets more rapidly than we have in the past if our revenues were to significantly decline. Estimated cash flows from the use of the long-lived assets are highly uncertain and therefore the estimation of the need to impair these assets is reasonably likely to change in the future. Should the economy or acceptance of our assets change in the future, it is likely that our estimate of the future cash flows from the use of these assets will change by a material amount. There were no impairments at June 30, 2012 and December 31, 2012.

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Revenue

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2011	2012	(Decrease)	Change
Hardware - non-related parties	¥19,570,752	¥18,082,903	¥(1,487,849)	(7.60)%
Hardware - related parties	3,763,481	2,200,026	(1,563,455)	(41.54)%
Service	3,557,005	20,504,959	16,947,954	476.47%
Software	3,952,991	5,192,712	1,239,721	31.36%
Total revenues	30,844,229	45,980,600	15,136,371	49.07%

Revenues. Our total revenues increased by 49.07%, or ¥15,136,371 ($2,396,474), from ¥30,844,229 for the three months ended December 31, 2011 to ¥45,980,600 ($7,279,904) for the same period of 2012. The changes in our revenues for the three-month period were due to the following factors:

(1)	Hardware business. During the 2012 three-month period, the decrease in hardware revenue was mainly caused by lower sales of furnaces. This year, orders from Qinghai Oilfield decreased because its operating activities concentrated more on exploration process to find more reservation, which would bring in higher drilling and production. As our customers exploit new oil wells or replace old equipment, we expect they will buy new furnaces and accessories. In order to diversify our customer base, we have developed more customers in Jilin Oilfield and the Northwest branch of Sinopec.

(2)	Hardware – related parties. Sales of hardware from related parties decreased because: 1) we used to develop business on Ji Dong oilfield through some local agent companies. During the three months ended December 31, 2012, we achieved business entrance certification in the name of Recon and could cooperate with oilfield customers directly, so revenue from related-parties decreased; and 2) one entity ceased to be a related party in 2012. In 2011, we received revenues from two related parties. In 2012, we sold to the same two parties, but one was no longer a related party. As a result, revenues from that party were included in hardware revenue for three months ended December 31, 2011 and 2012.

(3)	Service business. Service revenue this quarter consisted mainly of fracturing service and minor maintenance services, which were provided upon request by customers. Operation of our fracturing service contributed most to our increased service revenue. During FY2012, Recon BHD signed several fracturing service contracts with an aggregate contract value of RMB 30 million with Sinopec Zhongyuan oilfield. As of December 31, 2012, we have completed most of the contracts and recognized corresponding revenues from the contracts. Our management believes we can obtain more new contracts of fracturing business through our reputation and experience in the coming years.

(4)	Software business. The software sales increased ¥1,239,721 ($196,279). We record revenue as software sales if (1) the customer signs a separate software contract with us, or (2) the customer accepts VAT invoices for software. The amount of our revenues categorized as software sales may fluctuate because certain software may be sold with hardware at times as a whole product and not separately priced.

Cost and Margin

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2011	2012	(Decrease)	Change
Total revenues	¥30,844,229	¥45,980,600	¥15,136,371	49.07%
Cost of revenues	21,728,373	31,960,827	10,232,454	47.09%
Gross profit	9,115,856	14,019,773	4,903,917	53.80%
Gross Margin	29.55%	30.49%	0.94%	—

Cost of revenues. Our cost of revenues includes raw materials and costs related to design, implementation, delivery and maintenance of products and services. All materials and components we need can be purchased or manufactured by subcontracts. Usually the prices of electronic components do not fluctuate dramatically due to market competition and will not significantly affect our cost of revenues. However, specialized equipment and incentive chemical products may be directly influenced by metal and oil price fluctuations. Additionally, the prices of some imported accessories mandated by our customers can also impact our cost.

Our cost of revenues increased from ¥21,728,373 in the three months ended December 31, 2011 to ¥31,960,827 ($5,060,215) for the same period of 2012, an increase of ¥10,232,454 ($1,620,059), or 47.09%. As a percentage of revenues, our cost of revenues decreased from 70.45% in 2011 to 69.51% in 2012. This decrease was mainly caused by lower software business costs.

Gross profit. Our gross profit increased to ¥14,019,773 ($2,219,689) for the three months ended December 31, 2012 from ¥9,115,856 for the same period in 2011. Our gross profit as a percentage of revenue increased to 30.49% for the three months ended December 31, 2012 from 29.55% for the same period in 2011. This was mainly because service and software sales accounted for most of our revenue, and the gross margins of these two businesses were higher in the three months ended December 31, 2012 compared to the same period last year.

Operating Expenses

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2011	2012	(Decrease)	Change
Selling and distribution expenses	¥1,431,883	¥1,634,196	¥202,313	14.13%
% of revenue	4.64%	3.55%	1.34%	—
General and administrative expenses	3,159,406	2,502,646	(656,760)	(20.79)%
% of revenue	10.24%	5.44%	(4.80)%	—
Research and development expenses	2,434,463	4,198,861	1,764,398	72.48%
% of revenue	7.89%	9.13%	1.24%	—
Operating expenses	7,025,752	8,335,703	1,309,951	18.64%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses increased by 14.13%, from ¥1,431,883 for the three months ended December 31, 2011 to ¥1,634,196 ($258,735) for the same period of 2012. This increase was primarily from the increased shipping charge and maintenance expenses. Selling expenses were 4.64% of total revenues in the three months ended December 31, 2011 and 3.55% of total revenues in the same period of 2012. Revenues have increased more quickly than selling expenses because most of our revenue came from some large projects or long-term cooperated customers, which require lower marketing related expenses.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses and other expenses incurred in connection with general operations. General and administrative expenses decreased by 20.79%, or ¥656,760 ($103,982), from ¥3,159,406 in the three months ended December 31, 2011 to ¥2,502,646 ($396,233) in the same period of 2012. General and administrative expenses were 10.24% of total revenues in 2011 and 5.44% of total revenues in 2012. The decrease in general and administrative expenses was mainly caused by decreasing legal and consulting fees and salary expenses. This percentage decrease was primarily attributable to the increase in total revenues.

Research and development (“R&D”) expenses. R&D expenses consist primarily of salaries and related expenditures of our research and development projects. R&D expenses increased by 72.48%, from ¥2,434,463 for the three months ended December 31, 2011 to ¥4,198,861 ($664,787) for the same period of 2012. This increase was primarily due to the increase in R&D expenditures for our furnaces and fracturing services.

Net Income

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2011	2012	(Decrease)	Change
Income from operations	¥2,090,104	¥5,684,070	¥3,593,966	171.95%
Interest and other income (loss)	(404,155)	626,805	1,030,960	255.09%
Income before income taxes	1,685,949	6,310,875	4,624,926	274.32%
Provision for income taxes	(104,566)	(423,308)	(318,742)	304.82%
Net income	1,581,383	5,887,567	4,306,184	272.30%
Less: Net income attributable to non-controlling interest	185,457	599,206	413,749	223.10%
Net income attributable to ordinary shareholders	¥1,395,926	¥5,288,361	¥3,892,435	278.84%

Income from operations. Income from operations was ¥5,684,070 ($899,934) for the three months ended December 31, 2012, compared to income of ¥2,090,104 for the same period of 2011. This increase in income from operations can be attributed primarily to the increased revenue and decreases in percentage of revenue for general and administrative expenses.

Interest and other income (loss). Interest and other income was ¥626,805 ($99,239) for the three months ended December 31, 2012, compared to interest and other loss of ¥404,155 for the same period of 2011. The ¥1,030,960 ($163,227) increase in interest and other income was primarily due to increase in subsidy income, interest income and decrease in other expenses, offset by increase in interest expenses.

Provision for income taxes. We provide for income taxes based upon the liability method of accounting pursuant to US GAAP. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded against deferred tax assets if it is not likely that the asset will be realized. We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in the PRC are generally subject to federal (state) enterprise income tax at a rate of 25%; however, Nanjing Recon and BHD were granted the certification of High Technology Enterprise and are taxed at a rate of 15% for taxable income generated.

Provision for income taxes for the three months ended December 31, 2011 and 2012 was ¥104,566 and ¥423,308 ($67,020), respectively. This increase was mainly due to an increase in taxable income at the VIEs level.

Net income. As a result of the factors described above, net income was ¥5,887,567 ($932,153) for the three months ended December 31, 2012, an improvement of ¥4,306,184 ($681,779) from net income of ¥1,581,383 for the same period of 2011.

Net income attributable to ordinary shareholders. As a result of the factors described above, net income attributable to ordinary shareholders was ¥5,288,361 ($837,283) for the three months ended December 31, 2012, an improvement of ¥3,892,435 ($616,272) from net income attributable to ordinary shareholders of ¥1,395,926 for same period of 2011.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Revenue

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2011	2012	(Decrease)	Change
Hardware- non-related parties	¥23,164,524	¥26,605,044	¥3,440,520	14.85%
Hardware - related parties	5,112,297	2,732,077	(2,380,220)	(46.56)%
Service	3,557,005	20,504,959	16,947,954	476.47%
Software	3,952,992	5,192,712	1,239,720	31.36%
Total revenues	35,786,818	55,034,792	19,247,974	53.79%

Revenues. Our total revenues increased by 53.79%, or ¥19,247,974 ($3,047,446), from ¥35,786,818 for the six months ended December 31, 2011 to ¥55,034,792 ($8,713,414) for the same period of 2012. The changes in our revenues for the six-month period were due to the following factors:

(1)	Hardware business. During this six-month period, increased hardware revenues came mainly from sales of furnaces and specialized oilfield accessories as a result of recently developed new client

(2)	Hardware – related parties. Sales of hardware from related-parties decreased because one entity ceased to be a related party in 2012. In 2011, we generated revenues from two related parties. In 2012, we sold to the same two parties, but one was no longer a related party. As a result, revenues from that party were included in hardware revenue for six months ended December 31, 2011 and 2012.

(3)	Service business. Most of our increased revenue of this six-month period were from our fracturing service business. During fiscal year 2012, Recon BHD signed several fracturing service contracts with an aggregate contract value of RMB 30 million with Sinopec Zhongyuan oilfield. As of December 31, 2012, we have nearly completed those contracts and recognized corresponding revenues from the contracts. Our management believes we can obtain more new contracts of fracturing business through our reputation and experiences in the coming years.

(4)	Software business. The software sales increased ¥1,239,720 ($196,279). We record revenue as software sales if (1) the customer signs a separate software contract with us, or (2) the customer accepts VAT invoices for software. The amount of our revenues categorized as software sales may fluctuate because certain software may be sold with hardware at times as a whole product and not separately priced.

Cost and Margin

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2011	2012	(Decrease)	Change
Total revenues	¥35,786,818	¥55,034,792	¥19,247,974	53.79%
Cost of revenues	24,193,816	38,569,594	14,375,778	59.42%
Gross profit	11,593,002	16,465,198	4,872,196	42.03%
Gross Margin	32.39%	29.92%	(2.48)%	—

Cost of revenues. Our cost of revenues includes raw materials and costs related to design, implementation, delivery and maintenance of products and services. All materials and components we need can be purchased or manufactured under contracts. Usually the prices of electronic components do not fluctuate dramatically due to market competition and will not significantly affect our cost of revenues. However, specialized equipment and incentive chemical products may be directly influenced by metal and oil price fluctuations. Additionally, the prices of some imported accessories mandated by our customers can also impact our cost.

Our cost of revenues increased from ¥24,193,816 in the six months ended December 31, 2011 to ¥38,569,594 ($6,106,552) for the same period of 2012, an increase of ¥14,375,778 ($2,276,053) or 59.42%. As a percentage of revenues, our cost of revenues increased from 67.61% in 2011 to 70.08% in 2012. This increase was mainly caused by (1) increased costs of furnaces, and (2) subsequent expenses related to prior projects.

Gross profit. Our gross profit increased to ¥16,465,198 ($2,606,862) for the six months ended December 31, 2012 from ¥11,593,002 for the same period in 2011. Our gross profit as a percentage of revenue decreased to 29.92% for the six months ended December 31, 2012 from 32.39% for the same period in 2011. This was mainly because furnaces accounted for most of our revenue, and the furnaces we sold during the six months ended December 31, 2012 carried a lower margin than those sold last year as a result of higher material and human resources costs.

Operating Expenses

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2011	2012	(Decrease)	Change
Selling and distribution expenses	¥2,264,680	¥2,902,994	¥638,314	28.19%
% of revenue	7.34%	6.31%	4.22%	—
General and administrative expenses	5,814,747	4,485,758	(1,328,989)	(22.86)%
% of revenue	18.85%	9.76%	(9.10)%	—
Research and development expenses	4,655,305	5,732,189	1,076,884	23.13%
% of revenue	15.09%	12.47%	(2.63)%	—
Operating expenses	12,734,732	13,120,941	386,209	3.03%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses increased by 28.19%, from ¥2,264,680 for the six months ended December 31, 2011 to ¥2,902,994 ($459,618) for the same period of 2012. This increase was primarily due to the increased expenses related to shipping charges and maintenance expenses. Selling expenses were 7.34% of total revenues in the six months ended December 31, 2011 and 6.31% of total revenues in the same period of 2012. Revenues have increased more quickly than selling expenses because most of our revenue came from a few large projects and some long-term customers, which require lower marketing related expenses than development of new customer relationships.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses and other expenses incurred in connection with general operations. General and administrative expenses decreased by 22.86%, or ¥1,328,989 ($210,413), from ¥5,814,747 in the six months ended December 31, 2011 to ¥4,485,758 ($710,210) in the same period of 2012. General and administrative expenses were 18.85% of total revenues in 2011 and 9.76% of total revenues in 2012. The decrease in general and administrative expenses was mainly caused by lower expenditure of audit, consulting and legal fees, as well as decrease in salary expenses. The percentage decrease was primarily attributable to the increase in total revenues and decrease in general and administrative expenses.

Research and development (“R&D”) expenses. R&D expenses consist primarily of salaries and related expenditures of our research and development projects, R&D expenses increased by 23.13%, from ¥4,655,305 for the six months ended December 31, 2011 to ¥5,732,189 ($907,552) for the same period of 2012. This increase was primarily due to the increase in R&D expenditures for our furnaces and fracturing services.

Net Income (loss)

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2011	2012	(Decrease)	Change
Income (loss) from operations	¥(1,141,730)	¥3,344,257	¥4,485,987	392.91%
Interest and other income (loss)	(469,002)	659,958	1,128,960	240.72%
Income (Loss) before income taxes	(1,610,732)	4,004,215	5,614,947	348.60%
Provision for income taxes	(213,081)	(454,932)	(241,851)	113.50%
Net income (loss)	(1,823,813)	3,549,283	5,373,096	294.61%
Less: Net income attributable to non-controlling interest	185,457	605,088	419,631	226.27%
Net income (loss) attributable to ordinary shareholders	¥(2,009,270)	¥2,944,195	¥4,953,465	246.53%

Income (loss) from operations. Income from operations was ¥3,344,257 ($529,482) for the six months ended December 31, 2012, compared to a loss of ¥1,141,730 for the same period of 2011. This increase in income from operations can be attributed primarily to the increased revenue and decrease in percentage of revenue for general and administrative expenses.

Interest and other income (loss). Interest and other income was ¥659,958 ($104,488) for the six months ended December 31, 2012, compared to interest and other loss of ¥469,002 for the same period of 2011. The ¥1,128,960 ($178,743) increase in interest and other income was primarily due to increase in subsidy income, interest income gain from foreign currency transactions and other income, offset by increase in interest expenses.

Provision for income taxes. Provision for income taxes are provided based upon the liability method of accounting pursuant to US GAAP. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded against deferred tax assets if it is not likely that the asset will be realized. We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in the PRC are generally subject to federal (state) enterprise income tax at a rate of 25%; however, Nanjing Recon and BHD were granted the certification of High Technology Enterprise and are taxed at a rate of 15% for taxable income generated.

Provision for income taxes for the six months ended December 31, 2011 and 2012 was ¥213,081 and ¥454,932 ($72,027), respectively. This increase was mainly due to an increase in taxable income at the VIE level. As noted above, our VIEs had net income and thus were required to pay income tax on the taxable income, even though our company as a consolidated entity had net losses.

Net income (loss). As a result of the factors described above, net income was ¥3,549,283 ($561,941) for the six months ended December 31, 2012, an improvement of ¥5,373,096 ($850,698) from net loss of ¥1,823,813 for the same period of 2011.

Net income (loss) attributable to ordinary shareholders. As a result of the factors described above, net income attributable to ordinary shareholders was ¥2,944,195 ($466,140) for the six months ended December 31, 2012, an improvement of ¥4,953,465 ($784,260) from net loss attributable to ordinary shareholders of ¥2,009,270 for same period of 2011.

Adjusted EBITDA

Adjusted EBITDA. We define adjusted EBITDA as net income (loss) adjusted for income tax expense, interest expense, non-cash stock compensation expense, depreciation and amortization. We think it is useful to an equity investor in evaluating our operating performance because: (1) it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which the assets were acquired; and (2) it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

	For the Six Months Ended
	December 31,
	2011	2012	Increase /	Percentage	2012
	RMB	RMB	(Decrease)	Change	USD
Reconciliation of Adjusted EBITDA to Net Income (Loss)
Net income (loss)	¥(1,823,813)	¥3,549,283	¥5,373,096	294.61%	$561,942
Provision for income taxes	213,081	454,932	241,851	113.50%	72,027
Interest expense	276,295	876,414	600,119	217.20%	138,759
Stock compensation expense	524,847	907,153	382,307	72.84%	143,626
Depreciation and amortization	166,157	315,157	149,000	89.67%	49,897
Adjusted EBITDA	¥(643,433)	¥6,102,939	¥6,746,373	1,048.50%	$966,251

Adjusted EBITDA improved by ¥6,746,373 ($1,068,123), or 1,048.5%, to ¥6,102,939 ($966,251) for the six months ended December 31, 2012 compared to a loss of ¥643,433 for the same period in 2011. This was due to improved operations (increased sales due to large projects in service sector), increased expense for R&D and higher interest costs. Compared to net income attributable to ordinary shareholders, we believe EBITDA more accurately reflects our operations.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of December 31, 2012, we had cash and cash equivalents in the amount of ¥2,069,145 ($327,599).

Indebtedness. As of December 31, 2012, except for ¥1,896,956 ($300,337) of short-term borrowings from third parties, ¥5,693,321 ($901,398) of short-term borrowings from related parties, and ¥16,000,000 ($2,533,209) in commercial loans from two local banks, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

Holding Company Structure. We are a holding company with no operations of our own. All of our operations are conducted through our Domestic Companies. As a result, our ability to pay dividends and to finance any debt that we may incur is dependent upon the receipt of dividends and other distributions from the Domestic Companies. In addition, Chinese legal restrictions permit payment of dividends to us by our Domestic Companies only out of its accumulated net profit, if any, determined in accordance with Chinese accounting standards and regulations. Under Chinese law, our Domestic Companies are required to set aside a portion (at least 10%) of their after-tax net income (after discharging all cumulated loss), if any, each year for compulsory statutory reserve until the amount of the reserve reaches 50% of our Domestic Companies’ registered capital. These funds may be distributed to shareholders at the time of each Domestic Company’s wind up.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations, bank loans and short-term borrowings. As of December 31, 2012, we had total assets of ¥155,329,078 ($24,592,562), which includes cash amounting to ¥2,069,145 ($327,599), net accounts receivable from third parties amounting to ¥82,973,765 ($13,136,867), and net accounts receivable from related parties amounting to ¥16,249,109 ($2,572,649). Working capital amounted to ¥81,855,525 ($12,959,821), and shareholders’ equity amounted to ¥84,096,211 ($13,314,576). Our management believes, as most of our accounting receivables can be collected back in one year, our working capital will be sufficient to satisfy our liquidity requirement of current operations for the next 12 months.

Cash from Operating Activities. Net cash provided by operating activities was ¥5,210,739 ($824,994) for the six months ended December 31, 2012. This was an increase of ¥7,234,328 ($1,145,379) compared to net cash used in operating activities of ¥2,023,589 for the six months ended December 31, 2011. In more detail:

1)	Collection of trade accounts receivable from related parties increased;
2)	Inventory decreased due to increasing sales activities;
3)	Other accounts payable increased mainly due to an increase in other accounts payable to one related party;
4)	Trade accounts payable decreased because of some purchases due on suppliers’ demand, which were mainly to our supplier of furnaces; and
5)	Payment of VAT, which caused a decrease in taxes payable, which was offset by tax recoverables.

This year our management has focused on collection of our receivables, including by linking compensation for sales employees more closely with collection of receivables. As of December 31, 2012, 58% of our accounts receivables outstanding on June 30, 2012 were collected.

Cash from Investing Activities. Net cash used in investing activities was ¥395,990 ($62,695) for the six months ended December 31, 2012, an increase of ¥299,759 ($47,460) from ¥96,231 for the same period of 2011. The increase was used to purchase a motor vehicle.

Cash from Financing Activities. Net cash used in financing activities amounted to ¥6,561,617 ($1,038,871) for the six months ended December 31, 2012, compared to cash flows used in financing activities of ¥178,021 for the six months ended December 31, 2011. During the six-month period ended December 31, 2012, we repaid ¥12,000,000 ($1,899,907) of a commercial bank loan and received a ¥5,000,000 ($791,628) loan from another bank, which was guaranteed by one of our shareholders.

Working Capital. Total working capital as of December 31, 2012 amounted to ¥81,855,525 ($12,959,821), compared to ¥74,161,048 as of June 30, 2012. Total current assets as of December 31, 2012 amounted to ¥146,468,743 ($23,189,744), an increase of ¥6,396,635 ($1,012,751) compared to ¥140,072,108 at June 30, 2012. The increase in total current assets at December 31, 2012 compared to June 30, 2012 was mainly due to increase of trade accounts receivable.

Current liabilities amounted to ¥64,613,218 ($10,229,925) at December 31, 2012, in comparison to ¥65,911,060 at June 30, 2012. This reduction of liabilities was attributable mainly to payment of trade accounts payable and taxes and repayment of short-term bank loans and short-term borrowings of non-related parties.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.         Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2012, our company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as disclosed above.

Part II Other Information

Item 1.          Legal Proceedings.

None.

Item 1A.         Risk Factors.

Not applicable.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	None

(c)	None

Item 3.         Defaults upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.21	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.22	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.23	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.24	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

21.1	Subsidiaries of the Registrant (2)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

99.3	Press release dated February 13, 2012 titled “Recon Technology Reports Second Quarter 2013 Financial Results.”

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed on January 31, 2012.
(3)	Filed herewith.
(4)	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

February 14, 2013	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

RECON TECHNOLOGY, LTD

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	PAGE

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2012	F-2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six and Three months ended December 31, 2012 and December 31, 2011	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the Six months ended December 31, 2012 and December 31, 2011	F-4

Notes to Unaudited Condensed Consolidated Financial Statements	F-5

RECON TECHNOLOGY, LTD

UNaudited condensed Consolidated Balance Sheets

	As of June 30,	As of December 31,	As of December 31,
	2012	2012	2012
	RMB	RMB	U.S. Dollars
ASSETS
Current assets
Cash and cash equivalents	¥3,533,283	¥2,069,145	$327,599
Trade accounts receivable, net	61,993,942	82,973,765	13,136,867
Trade accounts receivable- related parties, net	20,394,749	16,249,109	2,572,649
Inventories, net	24,281,300	13,224,722	2,093,811
Other receivables, net	8,074,096	12,180,890	1,928,546
Other receivables- related parties	17,729	534,751	84,665
Purchase advances, net	16,250,616	17,630,985	2,791,435
Purchase advances- related parties	1,093,534	394,034	62,386
Tax recoverable	2,790,722	-	-
Prepaid expenses	535,336	110,565	17,505
Deferred tax asset	1,106,801	1,100,777	174,281
Total current assets	140,072,108	146,468,743	23,189,744

Property and equipment, net	1,774,820	1,923,992	304,617
Long-term other receivable	10,302,349	6,936,343	1,098,200
Total Assets	¥152,149,277	¥155,329,078	$24,592,561

LIABILITIES AND EQUITY
Current liabilities
Short-term bank loans	¥23,000,000	¥16,000,000	$2,533,209
Trade accounts payable	11,905,560	9,206,860	1,457,681
Trade accounts payable- related parties	5,339,231	8,760,232	1,386,969
Other payables	2,341,826	1,383,080	218,977
Other payable- related parties	1,099,259	5,997,533	949,563
Deferred revenue	3,291,073	3,032,504	480,123
Advances from customers	936,124	1,411,419	223,464
Accrued payroll and employees' welfare	949,579	1,222,334	193,527
Accrued expenses	476,416	272,770	43,186
Taxes payable	9,681,620	9,736,209	1,541,491
Short-term borrowings- related parties	4,123,306	5,693,321	901,398
Short-term borrowings- other	2,767,066	1,896,956	300,337
Total current liabilities	65,911,060	64,613,218	10,229,925

Commitments and Contingency

Equity
Common stock, ($ 0.0185 U.S. dollar par value, 25,000,000 shares authorized; 3,951,811 shares issued and outstanding as of June 30, 2012 and December 31, 2012)	529,979	529,979	83,909
Additional paid-in capital	67,643,791	68,590,118	10,859,568
Appropriated retained earnings	2,378,961	2,378,961	376,650
Unappropriated retained earnings	9,354,535	12,298,731	1,947,203
Accumulated other comprehensive loss	(290,496)	(306,667)	(48,555)
Total controlling shareholders’ equity	79,616,770	83,491,122	13,218,775
Non-controlling interest	6,621,447	7,224,738	1,143,861
Total equity	86,238,217	90,715,860	14,362,636
Total Liabilities and Equity	¥152,149,277	¥155,329,078	$24,592,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

UNaudited condensed Consolidated Statements of operations and
Comprehensive Income (loss)

	For the six months ended			For the three months ended
	December 31,			December 31,
	2011	2012	2012	2011	2012	2012
	RMB	RMB	USD	RMB	RMB	USD

Revenues
Hardware	¥23,164,524	¥26,605,044	$4,212,258	¥19,570,752	¥18,082,903	$2,862,986
Service	3,557,005	20,504,959	3,246,459	3,557,005	20,504,959	3,246,459
Software	3,952,992	5,192,712	822,139	3,952,991	5,192,712	822,139
Hardware - related parties	5,112,297	2,732,077	432,558	3,763,481	2,200,026	348,320
Total revenues	35,786,818	55,034,792	8,713,414	30,844,229	45,980,600	7,279,904

Cost of revenues	24,193,816	38,569,594	6,106,552	21,728,373	31,960,827	5,060,215
Gross profit	11,593,002	16,465,198	2,606,862	9,115,856	14,019,773	2,219,689

Selling and distribution expenses	2,264,680	2,902,994	459,618	1,431,883	1,634,196	258,735
General and administrative expenses	5,814,747	4,485,758	710,210	3,159,406	2,502,647	396,233
Research and development expenses	4,655,305	5,732,189	907,552	2,434,463	4,198,860	664,787
Operating expenses	12,734,732	13,120,941	2,077,380	7,025,752	8,335,703	1,319,755

Income (loss) from operations	(1,141,730)	3,344,257	529,482	2,090,104	5,684,070	899,934

Other income (expenses)
Subsidy income	14,100	800,000	126,660	14,100	800,000	126,660
Interest income	2,803	305,588	48,382	(3,529)	304,278	48,175
Interest expense	(276,295)	(876,414)	(138,759)	(133,384)	(546,658)	(86,550)
Gain from foreign currency exchange	-	340,061	53,840	26,784	73,601	11,653
Other income (expense)	(209,610)	90,723	14,364	(308,126)	(4,416)	(699)

Income (loss) before income taxes	(1,610,732)	4,004,215	633,969	1,685,949	6,310,875	999,173
Provision for income taxes	(213,081)	(454,932)	(72,027)	(104,566)	(423,308)	(67,020)
Net Income (loss)	(1,823,813)	3,549,283	561,942	1,581,383	5,887,567	932,153

Less: Net income attributable to non-controlling interest	185,457	605,088	95,801	185,457	599,206	94,870
Net Income (loss) attributable to Recon Technology, Ltd	¥(2,009,270)	¥2,944,195	$466,141	¥1,395,926	¥5,288,361	$837,283

Comprehensive income (loss)
Net income (loss)	(1,823,813)	3,549,283	561,942	1,581,383	5,887,567	932,153
Foreign currency translation adjustment	178	(16,172)	(2,560)	(7,416)	(210)	(33)
Comprehensive income (loss)	(1,823,635)	3,533,111	559,382	1,573,967	5,887,357	932,120
Comprehensive income (loss) attributable to non-controlling interest	185,439	603,291	95,516	184,680	595,635	94,304
Comprehensive income (loss) attributable to Recon Technology, Ltd	¥(2,009,074)	¥2,929,820	$463,866	¥1,389,287	¥5,291,722	$837,816

Earning (loss) per common share - basic and diluted	¥(0.51)	¥0.75	$0.12	¥0.35	¥1.34	$0.21
Weighted - average shares -basic and diluted	3,951,811	3,951,811	3,951,811	3,951,811	3,951,811	3,951,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

unaudited condensed Consolidated Statements of Cash Flows

	For the six months ended December 31,
	2011	2012	2012
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net income (loss)	¥(1,823,813)	¥3,549,283	$561,942
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	166,157	315,157	49,897
Loss (gain) from disposal of office equipment	18,887	(68,339)	(10,820)
Recovery of doubtful accounts	(7,602)	(251,451)	(39,811)
Stock based compensation	524,847	907,153	143,625
Deferred tax provision	59,669	6,024	954
Changes in operating assets and liabilities:			-
Trade accounts receivable	(16,762,432)	(20,620,729)	(3,264,788)
Trade accounts receivable-related parties	-	4,145,640	656,361
Notes receivable	1,276,574	-	-
Other receivable, net	(1,776,923)	(793,654)	(125,656)
Other receivables related parties, net	-	(517,022)	(81,858)
Purchase advance, net	(1,879,697)	(1,435,147)	(227,220)
Purchase advance-related party, net	-	699,500	110,749
Tax recoverable	-	2,790,722	441,843
Prepaid expense	786,591	424,771	67,252
Inventories	5,958,898	11,056,578	1,750,539
Trade accounts payable	9,779,397	(2,698,700)	(427,273)
Trade accounts payable-related parties	-	3,421,001	541,632
Other payables	1,051,436	(958,746)	(151,794)
Other payables-related parties	-	4,898,274	775,522
Deferred income	(493,110)	(258,569)	(40,938)
Advances from customers	(22,215)	475,295	75,251
Accrued payroll and employees' welfare	(67,603)	272,755	43,184
Accrued expenses	(66,564)	(203,646)	(32,242)
Taxes payable	1,253,914	54,589	8,643
Net cash provided by (used in) operating activities	(2,023,589)	5,210,739	824,994

Cash flows from investing activities:
Purchase of property and equipment	(101,131)	(490,144)	(77,602)
Proceeds from disposal of fixed assets	4,900	94,154	14,907
Net cash used in investing activities	(96,231)	(395,990)	(62,695)

Cash flows from financing activities:
Proceeds from short-term bank loans	-	5,000,000	791,628
Repayments of short-term bank loans	(5,000,000)	(12,000,000)	(1,899,907)
Proceeds from short-term borrowings	885,347	-	-
Proceeds from borrowings-related parties	3,536,632	1,610,000	254,904
Repayment of short-term borrowings	(100,000)	(949,183)	(150,280)
Repayment of short-term borrowings-related parties	-	(242,434)	(38,383)
Capital contribution in VIE	500,000	20,000	3,167
Net cash used in financing activities	(178,021)	(6,561,617)	(1,038,871)

Effect of exchange rate fluctuation on cash and cash equivalents	(100,136)	282,730	44,762

Net decrease in cash and cash equivalents	(2,397,977)	(1,464,138)	(231,810)
Cash and cash equivalents at beginning of period	3,485,944	3,533,283	559,409
Cash and cash equivalents at end of period	¥1,087,967	¥2,069,145	$327,599

Supplemental cash flow information
Cash paid during the period for interest	¥257,477	¥943,986	$149,457
Cash paid during the period for taxes	¥-	¥-	$-

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

The Company conducts its business through the following PRC legal entities that were consolidated as variable interest entities (“VIEs”) and operate in the Chinese oilfield equipment & service industry:

•	Beijing BHD Petroleum Technology Co., Ltd. (“BHD”), and

•	Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”).

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and VIEs for which the Company is the primary beneficiary. All inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring entries, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2012. The results of operations for the interim periods presented may not be indicative of the operating results to be expected for the Company’s fiscal year ending June 30, 2013.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The statements as of and for the three months and six months period ended December 31, 2012 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.3161 = US$1.00, the approximate exchange rate prevailing on December 31, 2012. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

Accounting Estimates - The preparation of the consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates include revenue recognition, allowance for doubtful accounts, the useful lives of property and equipment and the fair value of stock based payments. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

Tax Recoverable – Tax recoverable represented amounts paid for value added tax (“VAT”) on purchases in the P.R.C. amounting to RMB 2,790,722 at June 30, 2012. The amount can be used to offset VAT payable on sales made by the Company.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. There were no impairments at June 30, 2012 and December 31, 2012.

Advances from Customers - The Company, as is common practice in the PRC, will often receive advance payments from its customers for its products or services. The advances are shown as current liabilities and are recognized as revenue when the products are delivered or service is provided.

Revenue Recognition - The Company recognizes revenue when the following four criteria are met: (1) persuasive evidence of an arrangement, (2) delivery has occurred or services have been provided, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the customers and the customers have signed a completion and acceptance report, risk of loss has transferred to the customers, customers acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

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

Subsidy Income - Grants are given by the government to support local companies’ operation and research and development. Grants are recognized as subsidy income in the unaudited consolidated statements of operations when received. Grants in the form of value-added-tax refund for software products are also recognized when received.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Income tax returns for the years prior to 2009 are no longer subject to examination by tax authorities.

Earnings (loss) per Share (“EPS”) - Basic EPS is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding. Diluted EPS are computed by dividing net income (loss) attributable to ordinary shareholders by the weighted-average number of ordinary shares and dilutive potential ordinary share equivalents outstanding.

Basic net income per share is computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of ordinary shares, ordinary shares equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options and warrants (using the treasury stock method).  However, the effect from options and warrants would have been anti-dilutive due to the fact that the weighted average exercise price per share of options and warrants is higher than the weighted average market price per ordinary share during the three months and six months ended December 31, 2011 and 2012.

NOTE 3. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2012	December 31, 2012	December 31, 2012
Third Party	RMB	RMB	U.S. Dollars
Trade accounts receivable	¥66,738,526	¥87,417,085	$13,840,358
Allowance for doubtful accounts	(4,744,584)	(4,443,320)	(703,491)
Total - third- party, net	¥61,993,942	¥82,973,765	$13,136,867

	June 30, 2012	December 31, 2012	December 31, 2012
Related Party	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥21,757,039	¥17,553,569	$2,779,178
Allowance for doubtful accounts	(1,362,290)	(1,304,460)	(206,529)
Total - related-parties, net	¥20,394,749	¥16,249,109	$2,572,649

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

One of the Founders, Mr. Yin Shenping, is the legal representative of Beijing Yabei Nuoda Science and Technology Co. Ltd (“Yabei Nuoda”). The founder does not have any equity interest in this company currently. The receivable from Yabei Nuoda was generated primarily from the sale of automation system and services based on written contracts.

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30, 2012	December 31, 2012	December 31, 2012
Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥5,396,143	¥6,665,689	$1,055,350
Loans to third parties (B)	1,485,610	2,957,377	468,228
Business advance to staff (C)	1,139,796	2,169,240	343,446
Deposits for projects	146,903	649,176	102,781
Others	381,404	268,032	42,436
Allowance for doubtful accounts	(475,760)	(528,624)	(83,695)
Total	¥8,074,096	¥12,180,890	$1,928,546

Third Party	June 30, 2012	December 31, 2012	December 31, 2012
Non-Current Portion	RMB	RMB	U.S. Dollars
Due from ENI	¥10,302,349	¥6,936,343	$1,098,200
Total	¥10,302,349	¥6,936,343	$1,098,200

(A)	Due from ENI represents a working capital loan to the Company’s former VIE. The loan balance had been an intercompany balance and was eliminated in the Company’s consolidated financial statements before the deconsolidation of ENI. It was reclassified to other receivables after ENI ceased to be a VIE of the Company on December 16, 2010. In January 2012, ENI agreed to repay the loan on a payment schedule, and interest is accruing during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over approximately three years on a quarterly basis beginning March 2012. The first four payments are RMB 1.2 million each. In March, June, September and December of 2012, the Company received an aggregate of RMB 4.8 million. The payments required after 1 year are RMB 6,936,343.

(B)	Loans to third parties are mainly used for short-term funding to support cooperative companies. These loans are due on demand bearing no interest.

(C)	Business advance to staff represents advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

Other receivables - related parties represent loans to related parties for working capital advances to related entities. Such advances are due-on-demand and non-interest bearing.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of other receivables - related parties which consisted of the following:

Related Party	June 30, 2012	December 31, 2012	December 31, 2012
Name of Related Party	RMB	RMB	U.S. Dollars
Chen Guang qiang (A)	¥-	¥160,336	$25,385
Li Donglin (B)	-	209,480	33,167
Yin Shen ping (A)	-	147,206	23,306
Other-travel advances (C)	17,729	17,729	2,807
Total	¥17,729	¥534,751	$84,665

(A) Mr. Chen Guang qiang and Mr. Yin Shen ping are shareholders of the Company.

(B) Mr. Li Donglin is management and one of the Company’s minority shareholders of the Company’s VIE; and

(C) Other travel advances were paid to the Company’s management.

NOTE 5. PURCHASE ADVANCES

The Company purchased products and services from a third-party and a related party during the normal course of business. Purchase advances consisted of the following:

	June 30, 2012	December 31, 2012	December 31, 2012
Third Party	RMB	RMB	U.S. Dollars
Prepayment for inventory purchase	¥17,046,653	¥18,481,800	$2,926,141
Allowance for doubtful accounts	(796,037)	(850,815)	(134,706)
Total	¥16,250,616	¥17,630,985	$2,791,435

Below is a summary of purchase advances to related party.

	June 30, 2012	December 31, 2012	December 31, 2012
Related Party	RMB	RMB	U.S. Dollars
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	¥1,093,534	¥394,034	$62,386
Total	¥1,093,534	¥394,034	$62,386

One of the Founders and a family member collectively own 57% of Xiamen Huasheng Haitian Computer Network Co. Ltd.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INVENTORIES

Inventories consisted of the following:

	June 30, 2012	December 31, 2012	December 31, 2012
	RMB	RMB	U.S. Dollars
Small component parts	¥43,107	¥44,681	$7,074
Purchased goods and raw materials	398,596	-	-
Work in process	1,256,273	2,394,069	379,042
Finished goods	22,583,324	10,785,972	1,707,695
Total inventories	¥24,281,300	¥13,224,722	$2,093,811

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2012	December 31, 2012
	RMB	RMB	U.S. Dollars
Motor vehicles	¥2,620,560	¥3,235,387	$512,244
Office equipment and fixtures	467,784	68,781	10,890
Leasehold improvement	-	160,821	25,462
Total property and equipment	3,088,344	3,464,989	548,596
Less: Accumulated depreciation	(1,313,524)	(1,540,997)	(243,979)
Property and equipment, net	¥1,774,820	¥1,923,992	$304,617

Depreciation expenses were ¥77,434 and ¥242,778 ($165,344) for the three months ended December 31, 2011 and 2012, respectively. Depreciation expenses were ¥166,157 and ¥315,157 ($49,902) for the six months ended December 31, 2011 and 2012, respectively.

NOTE 8. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2012	December 31, 2012	December 31, 2012
	RMB	RMB	U.S. Dollars
Consulting services	¥1,770,810	¥486,179	$76,975
Due to ENI	148,000	148,000	23,432
Expenses paid by third-parties	416,165	517,872	81,992
Others	6,851	231,029	36,578
Total other payables	¥2,341,826	¥1,383,080	$218,977

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other payables to related parties consisted of the following:

	June 30, 2012	December 31, 2012	December 31, 2012
	RMB	RMB	U.S. Dollars
Due to related parties (A)	¥61,477	¥5,360,824	$848,756
Expenses paid by the major shareholders	308,316	292,419	46,297
Due to family member of one owner	525,000	150,000	23,749
Due to management staff	204,466	194,290	30,761
Total other payables	¥1,099,259	¥5,977,533	$949,563

(A)	Includes an advance from Yabei Nuoda for RMB 60,000 and an advance from Xiamen Henda Haitek for RMB 5,299,347 to supplement the Company’s working capital. The advances are payable on demand and non-interest bearing.

NOTE 9. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2012	December 31, 2012	December 31, 2012
	RMB	RMB	U.S. Dollars
VAT payable	¥4,704,738	¥4,521,035	$715,795
Business tax payable	430,106	37,933	6,006
Enterprise income tax payable	4,352,802	4,526,922	716,727
Other taxes payable	193,974	650,319	102,963
Total taxes payable	¥9,681,620	¥9,736,209	$1,541,491

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	June 30, 2012	December 31, 2012	December 31, 2012
	RMB	RMB	U.S. Dollars
CCB bank,6.44% annual interest, paid off on December 11, 2012	¥12,000,000	¥-	$-
Beijing Bank,7.87 % annual interest, matures on February 28, 2013	6,000,000	6,000,000	949,953
Beijing Bank, 7.11 % annual interest, matures on March 8, 2013	1,500,000	1,500,000	237,488
Beijing Bank, 6.56 % annual interest, matures on March 30, 2013	1,500,000	1,500,000	237,488
Beijing Bank, 6.56% annual interest, matures on April 5, 2013	500,000	500,000	79,163
Beijing Bank, 6.560 % annual interest, matures on May 7, 2013	1,500,000	1,500,000	237,488
Communication Bank, 6.6% annual interest, matures on November 15, 2013	-	5,000,000	791,629
Total short-term borrowings due to non-related parties	¥23,000,000	¥16,000,000	$2,533,209

Interest expense for the short-term bank loan was ¥82,842 and ¥272,284 ($43,110) for the three months ended December 31, 2011 and 2012, respectively.

Interest expense for the short-term bank loan was ¥166,063 and ¥746,409 ($118,176) for the six months ended December 31, 2011 and 2012, respectively.

NOTE 11. SHORT-TERM BORROWINGS

Short-term borrowings are generally extended upon maturity and consisted of the following:

Short-term borrowings due to non-related	June 30, 2012	December 31, 2012	December 31, 2012
parties:	RMB	RMB	U.S. Dollars
Short-term borrowing, 6% annual interest, matures on November 9, 2013	¥1,078,656	¥1,143,376	$181,026
Short-term borrowing, 6% annual interest, matures on December 8, 2013	239,227	253,580	40,148
Short-term borrowing, no interest, paid in full in August, 2012	949,183	-	-
Short-term borrowings, interest at 1.2% per month, from April 22,2012 on, free of interest, matures on April 21, 2013	500,000	500,000	79,163
Total short-term borrowings due to non-related parties	¥2,767,066	¥1,896,956	$300,337

Interest expense for short-term borrowings due to non-related parties was ¥28,606 and ¥20,368 ($3,225) for the three months ended December 31, 2011 and 2012, respectively.

Interest expense for short-term borrowings due to non-related parties was ¥67,634 and ¥40,136 ($6,355) for the six months ended December 31, 2011 and 2012, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2012	December 31, 2012	December 31, 2012
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars
Due-on-demand borrowings from Founders, no interest, matures on August 5, 2013 (A)	¥46,377	¥6,377	$1,010
Short-term borrowing from a Founder's family member, 6% annual interest, matures on March 20, 2013 (B)	272,895	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, matures on October 21, 2012 (B)	3,000,000	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, matures on March 27, 2013 (B)	200,000	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, matures on December 21, 2013		3,653,906	578,507
Short-term borrowing from a Founder's family member, 6% annual interest, matures on November 29, 2013		1,610,000	254,904
Short-term borrowings fromXiamen Huasheng Haitian Computer Network Co. Ltd., no interest, matures on November 14, 2013	200,000	200,000	31,665
Short-term borrowings from management, 6% annual interest, matures on December 7, 2013	404,034	223,038	35,312
Total short-term borrowings due to related parties	¥4,123,306	¥5,693,321	$901,398

(A)	¥40,000 of this borrowing was paid on cash on October 22, 2012.

(B)	Theses three borrowings were combined to the following agreement amounted ¥3,653,906 on December 21, 2012

Interest expense for short-term borrowings due to related parties was ¥21,937 and ¥58,790 ($9,308) for the three months ended December 31, 2011 and 2012, respectively.

Interest expense for short-term borrowings due to related parties are ¥42,598 and ¥113,907 ($18,034) for the six months ended December 31, 2011 and 2012, respectively.

NOTE 12. SHAREHOLDERS’ EQUITY

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2012 and December 31, 2012, the balance of total statutory reserves was ¥2,378,961 and ¥2,378,961 ($376,650), respectively.

NOTE 13. STOCK-BASED COMPENSATION

Stock-Based Awards Plan

2009 Options Plan - The Company granted options to purchase 293,000 ordinary shares under the Stock Incentive 2009 Plan to its employees and non-employee directors on July 29, 2009. The options have an excise price of $6.00, equal to the IPO price of the Company’s ordinary shares, and will vest over a period of five years, with the first 20% vesting on July 29, 2010. The options expire ten years after the date of grant, on July 29, 2019. The fair value was estimated on July 29, 2009 using the Binomial Lattice valuation model, with the following weighted-average assumptions:

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

2012 Options Plan – The Company granted options to purchase 415,000 ordinary shares to its employees and non-employee director on March 26, 2012. The options have an excise price of $2.96, which was equal to the share price of the Company’s ordinary shares at March 26, 2012, and will vest over a period of five years, with the first 20% vesting on March 26, 2013. The options expire ten years after the date of grant, on March 26, 2022.

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥10.06 ($1.59) per share.

The following is a summary of the stock options activity:

Stock Options	Shares	Weighted Average Exercise Price Per Share
Outstanding as of July 1, 2012	608,000	$3.93
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of December 31, 2012	608,000	$3.93

The following is a summary of the status of options outstanding and exercisable at December 31, 2012:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Average Remaining Contractual life (Years)	Average Exercise Price	Number	Average Remaining Contractual life (Years)
$6.00	193,000	6.58	$6.00	115,800	6.58
$2.96	415,000	9.24	$2.96	-	9.24

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The total share-based compensation expenses recorded for stock options granted were ¥261,483 and ¥452,348 ($71,618) for the three months ended December 31, 2011 and 2012, respectively. The total share-based compensation expenses recorded for stock options granted were ¥524,847 and ¥907,153 ($143,625) for the six months ended December 31, 2011 and 2012, respectively. The total unrecognized share-based compensation expense as of December 31, 2012 was approximately ¥4,948,000 ($784,000), which is expected to be recognized over a weighted average period of approximately 3.35 years.

Placement Agent Warrants

The Company had 170,000 of granted placement agent warrants as of December 31, 2012 and no warrants were exercised during this period.

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

Deferred tax asset is comprised of the following:

	June 30, 2012	December 31, 2012	December 31, 2012
	RMB	RMB	U.S. Dollars
Allowances for doubtful receivables	¥1,106,801	¥1,100,777	$174,281
Total deferred income tax assets	¥1,106,801	¥1,100,777	$174,281

Following is a reconciliation of income tax at the effective rate to income tax at the calculated statutory rates:

	For the three months ended December 31,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Current income taxes	¥44,897	¥448,908	$71,074
Deferred income taxes	59,669	(25,600)	(4,054)
Provision(benefit) for income taxes	¥104,566	¥423,308	$67,020

	For the six months ended December 31,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Current income taxes	¥153,412	¥448,908	$71,074
Deferred income taxes	59,669	6,024	953
Provision for income taxes	¥213,081	¥454,932	$72,027

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2012
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$292,894
Unappropriated retained earnings	2,439,197	2,363,527	4,802,724	759,961
Accumulated other comprehensive loss	(18,641)	(13,636)	(32,277)	(5,107)
Total non-controlling interest	¥4,071,556	¥2,549,891	¥6,621,447	$1,047,748

	As of December 31, 2012
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$293,061
Unappropriated retained earnings	2,873,632	2,534,180	5,407,812	856,195
Accumulated other comprehensive loss	(19,596)	(14,,478)	(34,074)	(5,395)
Total non-controlling interest	¥4,505,036	¥2,719,702	¥7,224,738	$1,143,861

NOTE 16. CONCENTRATIONS

For the three months ended December 31, 2011 and 2012, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented approximately 57.65%, 12.8% and 22.60%, 58.55% of the Company’s revenue, respectively.

For the six months ended December 31, 2011 and 2012, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented approximately 58.11%, 12.29% and 28.24%, 51.10% of the Company’s revenue, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended December 31, 2012, only one supplier, Hebei Huanghua Xiangtong Technical Co. Ltd, accounted for 23% and 27% of the company’s total purchases.

NOTE 17. COMMITMENTS AND CONTINGENCY

(a)	Office Leases

The Company leased three offices in Beijing (two for BHD; one for Recon-JN), one office in Jining for Recon-JN and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as of December 31, 2012:

	Twelve months ended December 31,
	Office lease payment
	RMB	U.S. Dollars
2013	¥962,000	$152,309
2014	105,000	16,624
Total	¥1,067,000	$168,933

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of December 31, 2012, the Company estimated its severance payments of approximately ¥1.2 million ($0.2 million) which has not been reflected in its condensed consolidated financial statements.

NOTE 18. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – sales to related parties consisted of the following:

	For the three months ended December 31,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥3,144,359	¥1,644,470	$260,362
Beijing Adaer Oil Technology Co., Ltd.	619,122	-	-
Xiamen Henda Haitian computer network Inc	-	555,556	87,958
Revenues from related parties	¥3,763,481	¥2,200,026	$348,320

	For the six months ended December 31,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥3,144,359	¥2,176,521	$344,599
Beijing Adaer Oil Technology Co., Ltd.	1,967,938	-	-
Xiamen Henda Haitian computer network Inc	-	555,556	87,959
Revenues from related parties	¥5,112,297	¥2,732,077	$432,558

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchases from related parties – purchases from related parties consisted of the following:

	For the three months ended December 31,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Huanghua Xiang Tong Manufacture	¥0	¥4,836,207	$765,695
Beijing Yabei Nuoda Science and Technology Co. Ltd.	-	-	-
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	-	597,863	94,657
Nanjing Youkong Information Technology Co., Ltd	860,000	-	-
Purchase from related parties	¥860,000	¥5,434,070	$860,352

	For the six months ended December 31,
	2011	2012	2012
	RMB	RMB	U.S. Dollars
Huanghua Xiang Tong Manufacture	¥1,666,303	¥7,331,353	$1,160,740
Beijing Yabei Nuoda Science and Technology Co. Ltd.	205,128	-	-
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	-	597,863	94,657
Nanjing Youkong Information Technology Co., Ltd	860,000	-	-
Revenues from related parties	¥2,731,431	¥7,929,216	$1,255,397

Leases from related parties - The Company entered into various agreements for the lease of office space owned by the Founders and their family members.  The terms of the agreement state that the Company will lease the property for one or two years at a monthly rent of ¥84,893 with the annual rental expense at ¥1,018,720 ($161,338).

Short-term borrowings from related parties - The Company borrowed ¥4,123,306 and ¥5,693,321 ($901,398) from the Founders, their family members and senior officers as of June 30, 2012 and December 31, 2012, respectively. For the specific terms and interest rates of the borrowings, please see Note 11.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Trade accounts payable to related parties - The Company owed ¥8,760,232 ($1,386,969) to one related party. As of December 31, 2012, BHD held a 6.8% equity interest of this company.

Other payable to related parties - The Company owed ¥5,299,347 ($839,022) to one related party as of December 31, 2012. One of the Founders and his family member collectively own 57% of this company. The Company owed ¥61,477 ($9,733) to one related party, which one of our shareholders is legal representative. The Company owed ¥636,709 ($100,807) to it management staff.

NOTE 19. Variable Interest Entities

The Company reports its VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the consolidated financial statements.

Summary information regarding consolidated VIEs is as follows:

	June 30, 2012	December 31, 2012	December 31, 2012
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥2,182,179	¥886,994	$140,434
Trade accounts receivable, net	82,388,691	99,222,874	15,709,516
Purchase advances	17,319,150	18,000,019	2,849,863
Other assets	31,322,790	19,775,484	3,130,964
Total current assets	¥133,212,810	¥137,885,371	$21,830,777

Non-current assets	1,768,588	1,918,923	303,815
Total Assets	¥134,981,398	¥139,804,294	$22,134,592

LIABILITIES
Trade accounts payable	¥17,244,791	¥17,967,092	$2,844,650
Taxes payable	9,681,620	9,736,208	1,541,490
Other liabilities	35,613,109	34,436,234	5,452,136
Total current liabilities	62,539,520	62,139,534	9,838,276
Total Liabilities	¥62,539,520	¥62,139,534	$9,838,276

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial performance of VIEs reported in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended December 31, 2012 includes revenues of ¥45,980,599 ($7,279,904), operating expenses of ¥6,441,368 ($1,019,833), other expenses of ¥6,617 ($1,048) and a net income of ¥6,978,148($1,104,819).

The financial performance of VIEs reported in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended December 31, 2012 includes revenues of ¥55,034,792 ($8,713,414), operating expenses of ¥10,328,725 ($1,635,301), other expenses of ¥8,416 ($1,332) and a net income of ¥6,050,883($958,009).

