Form 10-Q
period 2013-03-31
Recon Technology, Ltd
filed 2013-05-13
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Our VIEs provide the oil and gas industry with equipment, production technologies, automation and services.

1.	Nanjing Recon: Nanjing Recon is a high-tech company that specializes in automation services for oilfield companies. It mainly focuses on providing automation solutions to the oil exploration industry, including monitoring wells, automatic metering to the joint station production, process monitor, and a variety of oilfield equipment and control systems.

2.	BHD: BHD is a high-tech company that specializes in transportation equipment and stimulation productions and services. Possessing proprietary patents and substantial industry experience, BHD has built up stable and strong working relationships with major oilfields in China.

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

Recon Supervisory Control and Data Acquisition System (“SCADA”). Recon SCADA is a system used in the oil well, measurement station, and the union station for supervision and data collection.

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

Gathering and Transferring Equipment. With more new wells developed, our management anticipates that demand for our furnaces and burners will grow in calendar year 2013 compared to calendar year 2012, especially in the Xinjiang Oilfield and Zhongyuan oilfield.

Fracturing service. We believe we have cooperated well with Zhongyuan Oilfield in fiscal year 2012 and have grown revenue from fracturing and related stimulation services for fiscal year 2013 to date.

New product line. Design and development of down-hole tools has always been an important technique for oilfield companies. Recently, this market has developed very rapidly. After a year test project for our customers, we have developed experience with this technology and our customers have accepted our products and services. We have begun to generate revenue from this business in fiscal year 2013.

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

Factors Affecting Our Results of Operations

Our operating results in any period are subject to general conditions typically affecting the Chinese oilfield service industry including:

1.	the amount of spending by our customers, primarily those in the oil and gas industry;
2.	growing demand from large corporations for improved management and software designed to achieve such corporate performance;
3.	the procurement processes of our customers, especially those in the oil and gas industry;
4.	competition and related pricing pressure from other oilfield service solution providers, especially those targeting the Chinese oil and gas industry;
5.	the ongoing development of the oilfield service market in China; and
6.	inflation and other macroeconomic factors.

Unfavorable changes in any of these general conditions could negatively affect the number and size of the projects we undertake, the number of products we sell, the amount of services we provide, the price of our products and services, and otherwise affect our results of operations.

Our operating results in any period are more directly affected by company-specific factors including:

1.	our revenue growth, in terms of the proportion of our business dedicated to large companies and our ability to successfully develop, introduce and market new solutions and services;
2.	our ability to increase our revenues from both old and new customers in the oil and gas industry in China;
3.	our ability to effectively manage our operating costs and expenses; and
4.	our ability to effectively implement any targeted acquisitions and/or strategic alliances so as to provide efficient access to markets and industries in the oil and gas industry in China.

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

Consolidation of VIEs

We recognize an entity as a VIE if it either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. We consolidate a VIE as its primary beneficiary when we have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. We perform ongoing assessments to determine whether an entity should be considered a VIE and whether an entity previous identified as a VIE continues to be a VIE and whether we continue to be the primary beneficiary.

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

Fair Values of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, trade accounts payable, accrued liabilities, advances from customers and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term receivables and borrowings approximate fair value because their interest rates charged approximate the market rates for financial instruments with similar terms.

Receivables

Trade receivables are carried at original invoiced amount less a provision for any potential uncollectible amounts. Provisions are applied to trade receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We believe based on the current economic condition and our history of collections on accounts and notes receivable, our allowance for doubtful accounts was adequate at March 31, 2013.

Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, we reduce the carrying value of the long-lived asset by the estimated excess of the carrying value over the projected discounted cash flows. In the past, we have not had to make significant adjustments to the carrying values of our long-lived assets, and we do not anticipate a need to do so in the future. However, circumstances could cause us to have to reduce the value of our capitalized assets more rapidly than we have in the past if our revenues were to significantly decline. Estimated cash flows from the use of the long-lived assets are highly uncertain and therefore the estimation of the need to impair these assets is reasonably likely to change in the future. Should the economy or acceptance of our assets change in the future, it is likely that our estimate of the future cash flows from the use of these assets will change by a material amount. There were no impairments at June 30, 2012 and March 31, 2013.

Results of Operations

Our year-to-date revenues for fiscal 2013 are significantly greater than fiscal 2012. Due to timing issues, our revenue for the three months ended March 31, 2013 have decreased compared to the corresponding period in 2012. As we continue to complete our ongoing projects, we expect our full-year operating results for fiscal 2013 will be favorable.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Hardware -non-related parties	¥6,997,916	¥4,161,583	¥(2,836,333)	(40.5)%
Service	1,990,000	62,678	(1,927,322)	(96.9)%
Hardware - related parties	4,031,206	1,004,030	(3,027,176)	(75.1)%
Software - related parties	-	2,273,504	2,273,504	100%
Total revenues	¥13,019,122	¥7,501,795	¥(5,517,327)	(42.4)%

Revenues. Our total revenues decreased by 42.4%, or approximately ¥5.5 million ($0.9 million), from ¥13 million for the three months ended March 31, 2012 to ¥7.5 million ($1.2 million) for the same period of 2013. The changes in our revenues for the three-month period were due to the following factors:

1.	Hardware business. During the three-month ended March 31, 2013, the decrease in hardware revenue was mainly caused by lower sales of automation equipment. These lower sales were a result of having a project in Sichuan province in 2012 that was not matched by a similar project in 2013.

2.	Service business. Service revenue this quarter consisted mainly of minor maintenance services, which were provided upon request by customers, while service revenue of the comparing quarter mainly consisted of fracturing service. Our fracturing business is still proceeding, and we also obtained new contracts of this business. Since all projects were still under going, no revenue from fracturing service was recorded this quarter. Besides, we successfully achieved access certification of Sinopec HuaBei Oilfield branch, which means we can provide our fracturing services in this branch of Sinopec, part of our solid customer base.

3.	Hardware – related parties. Sales of hardware to related parties decreased because we used to develop business on Ji Dong oilfield through some local agent companies. During the quarter ended March 31, 2013, we achieved business entrance certification in the name of Recon and could cooperate with oilfield customers directly, so revenue from related-parties decreased as these revenues shifted from related-party revenues to third-party revenues.

4.	Software business- related parties. Software sales to related parties increased because we recorded software sales to related parties separately. We record revenue as software sales if (1) the customer signs a separate software contract with us, or (2) the customer accepts VAT invoices for software. The amount of our revenues categorized as software sales may fluctuate because certain software may be sold with hardware at times as a whole product and not separately priced. During this period, the software was not sold with hardware and was, therefore, categorized as software.

Cost and Margin

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Total revenues	¥13,019,122	¥7,501,795	¥(5,517,327)	(42.4)%
Cost of revenues	6,786,052	3,346,344	(3,439,708)	(50.7)%
Gross profit	¥6,233,070	¥4,155,451	¥(2,077,619)	(33.3)%
Margin %	47.9%	55.4%	7.5%

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

Our cost of revenues decreased from approximately ¥6.8 million in the three months ended March 31, 2012 to approximately ¥3.3 million ($0.5 million) for the same period of 2013, a decrease of approximately ¥3.4 million ($0.5 million), or 50.7%. As a percentage of revenues, our cost of revenues decreased from 52.1% in 2012 to 44.6% in 2013. This decrease was mainly caused by lower business costs associated with software revenues, which occupied a larger proportion of our revenues in 2013.

Gross profit. Our gross profit decreased to approximately ¥4.2 million ($0.7 million) for the three months ended March 31, 2013 from approximately ¥6.2 million for the same period in 2012. Our gross profit as a percentage of revenue increased to 55.4% for the three months ended March 31, 2013 from 47.9% for the same period in 2012. This was mainly because software sales had higher gross margin, which accounted for an increased percentage of our total revenue during the three months ended March 31, 2013 compared to the same period last year.

Operating Expenses

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Selling and distribution expenses	¥1,273,126	¥1,790,199	¥517,073	40.6%
% of revenue	9.8%	23.9%	14.1%
General and administrative expenses	4,193,772	3,966,782	(226,990)	(5.4)%
% of revenue	32.2%	52.9%	20.7%
Research and development expenses	662,743	552,645	(110,098)	(16.6)%
% of revenue	5.1%	7.4%	2.3%
Operating expenses	¥6,129,641	¥6,309,626	¥179,985	2.9%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses increased by 40.6%, from approximately ¥1.3 million for the three months ended March 31, 2012 to approximately ¥1.8 million ($0.3 million) for the same period of 2013. This increase was primarily from the increased business traveling expenses, bidding fees and maintenance expenses. Selling expenses were 9.8% of total revenues in the three months ended March 31, 2012 and 23.9% of total revenues in the same period of 2013.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses and other expenses incurred in connection with general operations. General and administrative expenses decreased by 5.4%, or ¥226,990 ($36,136), from approximately ¥4.2 million in the three months ended March 31, 2012 to approximately ¥4 million ($0.6 million) in the same period of 2013. General and administrative expenses were 32.2% of total revenues in 2012 and 52.9% of total revenues in 2013. The decrease in general and administrative expenses was mainly due to decrease in allowance for doubtful accounts, consulting and audit fees and offset by increase in salary expense, entertainment and conference expense and share-based compensation. This percentage increase was primarily due to the decrease in total revenues.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses decreased by 16.6%, from approximately ¥0.7 million for the three months ended March 31, 2012 to approximately ¥0.6 million ($0.1 million) for the same period of 2013. This decrease was primarily because we were not heavily engaged in testing our fracturing projects and our furnace research is in a design improvement period.

Net Income

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Income (loss) from operations	¥103,429	¥(2,154,175)	¥(2,257,604)	(2,182.8)%
Interest and other income	288,560	752,933	464,373	160.9%
Income (loss) before income tax	391,989	(1,401,242)	(1,793,231)	(457.5)%
Provision (benefit) for income tax	132,883	(152,382)	(285,265)	(214.7)%
Net income (loss)	259,106	(1,248,860)	(1,507,966)	(582.0)%
Less: Net income attributable to non-controlling interest	140,410	(2,127)	(142,537)	(101.5)%
Net income (loss) attributable to ordinary shareholders	¥118,696	¥(1,246,733)	¥(1,365,429)	(1,150.4)%

Income (loss) from operations. Loss from operations was approximately ¥2.2 million ($0.3 million) for the three months ended March 31, 2013, compared to income of ¥0.1 million for the same period of 2012. This decrease in income from operations can be attributed primarily to the decreased revenue and increases in percentage of revenue for selling and distribution expenses as well as general and administrative expenses.

Interest and other income. Interest and other income was approximately ¥0.8 million ($0.1 million) for the three months ended March 31, 2013, compared to interest and other income of ¥0.3 million for the same period of 2012. The approximately ¥0.5 million ($0.1 million) increase in interest and other income was primarily due to increase in subsidy income and interest income, offset by increase in interest expenses and other expenses.

Provision for income tax. We provide for income tax based upon the liability method of accounting pursuant to US GAAP. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded against deferred tax assets if it is not likely that the asset will be realized. We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in the PRC are generally subject to federal (state) enterprise income tax at a rate of 25%; however, Nanjing Recon and BHD were granted the certification of High Technology Enterprise and are taxed at a rate of 15% for taxable income generated.

Provision for income tax for the three months ended March 31, 2012 was ¥132,883 and benefit for income tax was ¥152,382 ($24,258) for the three months ended March 31, 213. This decrease of provision for income tax was mainly due to the loss from operations for the three months ended March 31, 2013.

Net income (loss). As a result of the factors described above, net loss was approximately ¥1.2 million ($0.2 million) for the three months ended March 31, 2013, a decrease of approximately ¥1.5 million ($0.2 million) from net income of ¥0.3 million for the same period of 2012.

Net income (loss) attributable to ordinary shareholders. As a result of the factors described above, net loss attributable to ordinary shareholders was approximately ¥1.2 million ($0.2 million) for the three months ended March 31, 2013, a decrease of approximately ¥1.4 million ($0.2 million) from net income attributable to ordinary shareholders of ¥0.1 million for same period of 2012.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Revenues

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Hardware -non-related parties	¥30,162,440	¥30,766,627	¥604,187	2.0%
Service	5,547,005	20,567,637	15,020,632	270.8%
Software	3,952,991	5,192,712	1,239,721	31.4%
Software - related parties	-	2,273,504	2,273,504	100%
Hardware - related parties	9,143,503	3,736,107	(5,407,396)	(59.1)%
Total revenues	¥48,805,939	¥62,536,587	¥13,730,648	28.1%

Revenues. Our total revenues increased by 28.1%, or approximately ¥13.7 million ($2.2 million), from approximately ¥48.8 million for the nine months ended March 31, 2012 to ¥62.5 million ($10 million) for the same period of 2013. The changes in our revenues for the nine-month period were due to the following factors:

1.	Hardware business. During the 2013 nine-month period, increased hardware revenues came mainly from sales of furnaces and specialized oilfield accessories as a result of a recently developed new client.

2.	Hardware – related parties. Sales of hardware to related-parties decreased because 1) one entity ceased to be a related party in 2013. In 2012, we generated revenues from two related parties. In 2012, we sold to the same two parties, but one was no longer a related party as a result, revenues from that party were included in hardware non-related parties revenue for nine months ended March 31, 2012 and 2013; and 2) some revenue was allocated to software revenue-related parties.

3.	Service business. Most of our increased revenue of this nine-month period was from our fracturing service business. During the nine months ended March 31, 2013, Recon BHD signed several fracturing service contracts with an aggregate contract value of RMB 30 million with Sinopec Zhongyuan oilfield. As of March 31, 2013, we have completed all those contracts and recognized corresponding revenues from the contracts. We continue to perform fracturing work beyond those contracts.

4.	Software business. The software sales increased approximately ¥1.2 million ($0.2 million). We record revenue as software sales if (1) the customer signs a separate software contract with us, or (2) the customer accepts VAT invoices for software. The amount of our revenues categorized as software sales may fluctuate because certain software may be sold with hardware at times as a whole product and not separately priced.

5.	Software business – related parties. This revenue was from Ji Dong oilfield, which is considered related party revenue because we have done business with this oilfield through Beijing Yabei Nuoda, a company of which our chief executive officer is legal representative. As mentioned above, we recorded revenue as software sales only when it satisfies specific criteria. Revenue from software related parties should be considered together with hardware sales from related parties. This increase only reflected separately recorded software revenue increase, while our automation business with Ji Dong oilfield developed well.

Cost and Margin

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Total revenues	¥48,805,939	¥62,536,587	¥13,730,648	28.1%
Cost of revenues	30,979,868	41,915,938	10,936,070	35.3%
Gross profit	¥17,826,071	¥20,620,649	¥2,794,578	15.7%
Margin %	36.5%	33.0%	(3.5)%

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

Our cost of revenues increased from approximately ¥31 million in the nine months ended March 31, 2012 to approximately ¥41.9 million ($6.7 million) for the same period of 2013, an increase of approximately ¥10.9 million ($1.7 million) or 35.3%. As a percentage of revenues, our cost of revenues increased from 63.5% in 2012 to 67% in 2013. This increase was mainly caused by (1) increased costs of furnaces, and (2) subsequent expenses related to prior projects as our clients may require minor maintenance or updates of accepted products during the product guarantee period.

Gross profit. Our gross profit increased to approximately ¥20.6 million ($3.3 million) for the nine months ended March 31, 2013 from approximately ¥17.8 million for the same period in 2012. Our gross profit as a percentage of revenue decreased to 33% for the nine months ended March 31, 2013 from 36.5% for the same period in 2012. This was mainly because furnaces accounted for most of our revenue, and the furnaces we sold during the nine months ended March 31, 2013 carried a lower margin than those sold last year as a result of higher material and human resources costs.

Operating Expenses

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Selling and distribution expenses	¥3,537,806	¥4,693,193	¥1,155,387	32.7%
% of revenue	7.2%	7.5%	0.3%
General and administrative expenses	10,008,519	8,452,540	(1,555,979)	(15.5)%
% of revenue	20.5%	13.5%	(7.0)%
Research and development expenses	5,318,048	6,284,834	966,786	18.2%
% of revenue	10.9%	10%	(0.9)%
Operating expenses	¥18,864,373	¥19,430,567	¥566,194	3.0%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses increased by 32.7%, from approximately ¥3.5 million for the nine months ended March 31, 2012 to approximately ¥4.7 million ($0.7 million) for the same period of 2013. This increase was primarily due to the increased expenses related to shipping charges and maintenance expenses. Selling expenses were 7.2% of total revenues in the nine months ended March 31, 2012 and 7.5% of total revenues in the same period of 2013. The percentage increased as a result of increased operating business.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses and other expenses incurred in connection with general operations. General and administrative expenses decreased by 15.5%, or approximately ¥1.6 million ($0.2 million), from approximately ¥10 million in the nine months ended March 31, 2012 to approximately ¥8.5 million ($1.3 million) in the same period of 2013. General and administrative expenses were 20.5% of total revenues in 2012 and 13.5% of total revenues in 2013. The decrease in general and administrative expenses was mainly caused by lower allowance for doubtful accounts, expenditure of audit, consulting and legal fees, offset by increased salaries and entertainment fees.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses increased by 18.2%, from approximately ¥5.3 million for the nine months ended March 31, 2012 to approximately ¥6.3 million ($1 million) for the same period of 2013. This increase was primarily due to the increase in R&D expenditure on our furnaces and fracturing services.

Net Income (loss)

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Income (loss) from operations	¥(1,038,302)	¥1,190,082	¥2,228,384	214.6%
Interest and other income (loss)	(180,442)	1,412,891	1,593,333	883.0%
Income (Loss) before income tax	(1,218,744)	2,602,973	3,821,717	313.6%
Provision for income tax	345,964	302,550	(43,414)	(12.5)%
Net income (loss)	(1,564,708)	2,300,423	3,865,131	247.0%
Less: Net income attributable to non-controlling interest	325,867	602,961	277,094	85.0%
Net income (loss) attributable to ordinary shareholders	¥(1,890,575)	¥1,697,462	¥3,588,037	189.8%

Income (loss) from operations. Income from operations was approximately ¥1.2 million ($0.2 million) for the nine months ended March 31, 2013, compared to a loss of approximately ¥1 million for the same period of 2012. This increase in income from operations can be attributed primarily to the increased revenue and decrease in percentage of revenue for general and administrative expenses.

Interest and other income (loss). Interest and other income was approximately ¥1.4 million ($0.2 million) for the nine months ended March 31, 2013, compared to interest and other loss of ¥0.2 million for the same period of 2012. The approximately ¥1.6 million ($0.3 million) increase in interest and other income was primarily due to increase in subsidy income, interest income, gain from foreign currency transactions and other income, offset by increase in interest expenses.

Provision for income tax. Provision for income tax is based upon the liability method of accounting pursuant to US GAAP. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded against deferred tax assets if it is not likely that the asset will be realized. We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in the PRC are generally subject to federal (state) enterprise income tax at a rate of 25%; however, Nanjing Recon and BHD were granted the certification of High Technology Enterprise and are taxed at a rate of 15% for taxable income generated.

Provision for income tax for the nine months ended March 31, 2012 and 2013 was ¥345,964 and ¥302,550 ($48,164), respectively. Income taxes were higher in the 2012 period notwithstanding net losses because the VIEs had higher pre-consolidation taxable income, which could not be offset by losses of the consolidated entity.

Net income (loss). As a result of the factors described above, net income was approximately ¥2.3 million ($0.4 million) for the nine months ended March 31, 2013, an improvement of approximately ¥3.9 million ($0.6 million) from net loss of approximately ¥1.6 million for the same period of 2012.

Net income (loss) attributable to ordinary shareholders. As a result of the factors described above, net income attributable to ordinary shareholders was approximately ¥1.7 million ($0.3 million) for the nine months ended March 31, 2013, an improvement of approximately ¥3.6 million ($0.6 million) from net loss attributable to ordinary shareholders of approximately ¥1.9 million for same period of 2012.

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

	For the Nine Months Ended
	March 31,
	2012	2013	Increase /	Percentage	2013
	RMB	RMB	(Decrease)	Change	USD
Reconciliation of Adjusted EBITDA
to Net Income (Loss)
Net income (loss)	¥(1,564,708)	¥2,300,423	¥3,865,131	247.0%	$366,218
Provision for income tax	345,964	302,550	(43,414)	(12.5)%	48,164
Interest expense	502,013	1,494,887	992,874	197.8%	237,979
Stock compensation expense	784,010	1,358,726	574,716	73.3%	216,303
Depreciation and amortization	252,842	467,914	215,072	85.1%	74,490
Adjusted EBITDA	¥320,121	¥5,924,500	¥5,604,379	1,750.7%	$943,154

Adjusted EBITDA improved by approximately ¥5.6 million ($0.9 million), or 1,750.7%, to approximately ¥5.9 million ($0.9 million) for the nine months ended March 31, 2013 compared to approximately ¥0.3 million for the same period in 2012 as a result of increased revenues and lower operating expenses. Compared to net income attributable to ordinary shareholders, we believe EBITDA more accurately reflects our operations.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of March 31, 2013, we had cash and cash equivalents in the amount of approximately ¥6.5 million ($1 million).

Indebtedness. As of March 31, 2013, except for approximately ¥0.6 ($0.1 million) of short-term borrowings from third parties, approximately ¥5.8 million ($0.9 million) of short-term borrowings from related parties, and approximately ¥9.7 million ($1.5 million) in commercial loans from two local banks, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations, bank loans and short-term borrowings. As of March 31, 2013, we had total assets of approximately ¥139.0 million ($22.1 million), which includes cash amounting to approximately ¥6.5 million ($1 million), net accounts receivable from third parties amounting to approximately ¥49 million ($7.8 million), and net accounts receivable from related parties amounting to approximately ¥17.7 million ($2.8 million). Working capital amounted to approximately ¥82.9 million ($13.2 million), and shareholders’ equity amounted to approximately ¥82.7 million ($13.2 million). Our management believes, as most of our accounting receivables can be collected back in one year, our working capital will be sufficient to satisfy our liquidity requirement of current operations for the next 12 months.

Cash from Operating Activities. Net cash provided by operating activities was approximately ¥17.3 million ($2.8 million) for the nine months ended March 31, 2013. This was an increase of approximately ¥26.5 million ($4.2 million) compared to net cash used in operating activities of approximately ¥9.2 million for the nine months ended March 31, 2012. In more detail:

1.	Collection of trade accounts receivable from third parties and related parties increased;
2.	Inventory decreased due to increasing sales activities;
3.	Other accounts payable increased mainly due to an increase in other accounts payable to one related party;
4.	Trade accounts payable decreased because of some purchases due on suppliers’ demand, which were mainly to our supplier of furnaces; and
5.	Payment of VAT, which caused a decrease in taxes payable, which was offset by tax recoverable.

Cash from Investing Activities. Net cash used in investing activities was ¥515,504 ($82,066) for the nine months ended March 31, 2013, a decrease of ¥44,427 ($7,073) from ¥559,931 for the same period of 2012. The slight decrease was mainly due to approximately ¥156,000 increase in proceeds from disposal of fixed assets and offset by an increase of approximately ¥112,000 in purchase of property and equipment.

Cash from Financing Activities. Net cash used in financing activities amounted to approximately ¥14.1 million ($2.2 million) for the nine months ended March 31, 2013, compared to cash flows provided by financing activities of approximately ¥8.8 million for the nine months ended March 31, 2012. During the nine-month period ended March 31, 2013, we repaid approximately ¥21.7 million ($3.4 million) in commercial bank loans and received ¥8.35 million ($1.3 million) in loans from two banks, which were guaranteed by one of our shareholders.

Working Capital. Total working capital as of March 31, 2013 amounted to approximately ¥82.9 million ($13.2 million), compared to approximately ¥74.2 million as of June 30, 2012. Total current assets as of March 31, 2013 amounted to approximately ¥131.9 million ($21.0 million), a decrease of approximately ¥8.1 million ($1.3 million) compared to approximately ¥140.1 million at June 30, 2012. The decrease in total current assets at March 31, 2013 compared to June 30, 2012 was mainly due to decrease of trade accounts receivable and inventory.

Current liabilities amounted to approximately ¥49.0 million ($7.8 million) at March 31, 2013, in comparison to approximately ¥65.9 million at June 30, 2012. This reduction of liabilities was attributable mainly to payment of trade accounts payable and taxes and repayment of short-term bank loans and short-term borrowings of non-related parties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2013, the company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

 The Company, with the assistance of a third party internal control consultant, has developed a specific plan to address our control deficiencies. During the nine months ended March 31, 2013, the Company has completed the necessary documentation of our internal controls and implemented the following remedial initiatives:

•   Improved the design and documentation related to the multiple levels of review over our financial statements included in our SEC filings;

•   Expanded the design and assessment test work over the monitoring function of entity level controls;

•   Enhanced documentation retention policies over test work related to continuous management assessments of internal control effectiveness; and

•   Enhanced internal control policy implementation by hiring an experienced reporting consultant and strengthening the training of our financial staff on US GAAP matters.

However, the Company’s internal control over financial reporting is not effective because of the following:

1.   The Company has not completed the expanded documentation practices and policies related to various key controls to provide support and audit trails for both internal management assessment as well as external auditor testing; and

2.   The Company lacks sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, our controls did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as disclosed above.

Part II Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	None

(c)	None

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.33	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.34	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.35	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Li Hongqi (1)

10.36	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.37	Operating Agreement among Recon Technology (Jining) Co. Ltd., Jining ENI Energy Technology Co., Ltd., and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.38	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

21.1	Subsidiaries of the Registrant (2)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

99.3	Press release dated May 13, 2013 titled “Recon Technology Reports Third Quarter Fiscal 2013 Financial Results” (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed on January 31, 2012.
(3)	Filed herewith.
(4)	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

May 13, 2013	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

May 13, 2013	By:	/s/ Yin Shen ping
Yin Shen ping
Chief Executive Officer

RECON TECHNOLOGY, LTD

RECON TECHNOLOGY, LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of March 31,	As of March 31,
	2012	2013	2013
	RMB	RMB	U.S. Dollars
ASSETS
Current assets
Cash and cash equivalents	¥3,533,283	¥6,452,691	$1,027,237
Trade accounts receivable, net	61,993,942	49,012,257	7,802,512
Trade accounts receivable- related parties, net	20,394,749	17,693,490	2,816,717
Inventories, net	24,281,300	14,884,099	2,369,476
Other receivables, net	8,074,096	17,858,793	2,843,033
Other receivables- related parties	17,729	1,056,696	168,221
Purchase advances, net	16,250,616	21,687,064	3,452,475
Purchase advances- related parties	1,093,534	1,394,034	221,923
Tax recoverable	2,790,722	-	-
Prepaid expenses	535,336	809,686	128,898
Deferred tax asset	1,106,801	1,094,438	174,229
Total current assets	140,072,108	131,943,248	21,004,721

Property and equipment, net	1,774,820	1,795,564	285,845
Long-term other receivable	10,302,349	5,228,053	832,280
Total Assets	¥152,149,277	¥138,966,865	$22,122,846

LIABILITIES AND EQUITY
Current liabilities
Short-term bank loans	¥23,000,000	¥9,697,048	$1,543,723
Trade accounts payable	11,905,560	6,262,528	996,964
Trade accounts payable- related parties	5,339,231	5,449,388	867,516
Other payables	2,341,826	2,290,687	364,666
Other payable- related parties	1,099,259	5,998,879	954,992
Deferred revenue	3,291,073	3,135,904	499,221
Advances from customers	936,124	1,181,120	188,029
Accrued payroll and employees' welfare	949,579	1,663,438	264,811
Accrued expenses	476,416	343,163	54,630
Taxes payable	9,681,620	6,693,590	1,065,587
Short-term borrowings- related parties	4,123,306	5,751,381	915,592
Short-term borrowings- other	2,767,066	570,375	90,801
Total current liabilities	65,911,060	49,037,501	7,806,532

Commitments and Contingency

Equity
Common stock, ($ 0.0185 U.S. dollar par value, 25,000,000 shares authorized; 3,951,811 shares issued and outstanding as of June 30, 2012 and March 31, 2013)	529,979	529,979	84,370
Additional paid-in capital	67,643,791	69,053,281	10,992,945
Appropriated retained earnings	2,378,961	2,378,961	378,719
Unappropriated retained earnings	9,354,535	11,051,996	1,759,424
Accumulated other comprehensive loss	(290,496)	(307,385)	(48,936)
Total controlling shareholders’ equity	79,616,770	82,706,832	13,166,522
Non-controlling interest	6,621,447	7,222,532	1,149,792
Total equity	86,238,217	89,929,364	14,316,314
Total Liabilities and Equity	¥152,149,277	¥138,966,865	$22,122,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

UNaudited condensed Consolidated Statements of operations and
Comprehensive Income (loss)

	For the nine months ended			For the three months ended
	March 31,			March 31,
	2012	2013	2013	2012	2013	2013
	RMB	RMB	USD	RMB	RMB	USD

Revenues
Hardware	¥30,162,440	¥30,766,627	$4,897,897	¥6,997,916	¥4,161,583	$662,504
Service	5,547,005	20,567,637	3,274,267	1,990,000	62,678	9,978
Software	3,952,991	5,192,712	826,654	-	-	-
Software - related parties	-	2,273,504	361,931	-	2,273,504	361,931
Hardware - related parties	9,143,503	3,736,107	594,770	4,031,206	1,004,030	159,837
Total revenues	48,805,939	62,536,587	9,955,519	13,019,122	7,501,795	1,194,250

Cost of revenues	30,979,868	41,915,938	6,672,812	6,786,052	3,346,344	532,722
Gross profit	17,826,071	20,620,649	3,282,707	6,233,070	4,155,451	661,528

Selling and distribution expenses	3,537,806	4,693,193	747,133	1,273,126	1,790,199	284,991
General and administrative expenses	10,008,519	8,452,540	1,345,603	4,193,772	3,966,782	631,492
Research and development expenses	5,318,048	6,284,834	1,000,515	662,743	552,645	87,978
Operating expenses	18,864,373	19,430,567	3,093,251	6,129,641	6,309,626	1,004,461

Income (loss) from operations	(1,038,302)	1,190,082	189,456	103,429	(2,154,175)	(342,933)

Other income (expenses)
Subsidy income	554,856	2,143,669	341,262	540,756	1,343,669	213,906
Interest income	3,089	443,391	70,586	286	137,803	21,938
Interest expense	(502,013)	(1,494,887)	(237,979)	(225,718)	(618,473)	(98,458)
Gain from foreign currency exchange	-	339,876	54,107	-	(185)	(29)
Other income (expense)	(236,374)	(19,158)	(3,050)	(26,764)	(109,881)	(17,493)

Income (loss) before income tax	(1,218,744)	2,602,973	414,382	391,989	(1,401,242)	(223,069)
Provision (benefit) for income tax	345,964	302,550	48,164	132,883	(152,382)	(24,258)
Net Income (loss)	(1,564,708)	2,300,423	366,218	259,106	(1,248,860)	(198,811)

Less: Net income attributable to non-controlling interest	325,867	602,961	95,988	140,410	(2,127)	(339)
Net Income (loss) attributable to Recon Technology, Ltd	¥(1,890,575)	¥1,697,462	$270,230	¥118,696	¥(1,246,733)	$(198,472)

Comprehensive income (loss)
Net income (loss)	(1,564,708)	2,300,423	366,218	259,106	(1,248,860)	(198,811)
Foreign currency translation adjustment	(119,795)	(16,889)	(2,689)	(119,973)	(717)	(114)
Comprehensive income (loss)	(1,684,503)	2,283,534	363,529	139,133	(1,249,577)	(198,925)
Less: Comprehensive income attributable to non-controlling interest	313,888	601,084	95,690	128,449	(2,207)	(351)
Comprehensive income (loss) attributable to Recon Technology, Ltd	¥(1,998,391)	¥1,682,450	$267,839	¥10,684	¥(1,247,370)	$(198,574)

Earning (loss) per common share - basic and diluted	¥(0.48)	¥0.43	$0.07	¥0.03	¥(0.32)	$(0.05)
Weighted - average shares -basic and diluted	3,951,811	3,951,811	3,951,811	3,951,811	3,951,811	3,951,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

unaudited condensed Consolidated Statements of Cash Flows

	For the nine months ended March 31,
	2012	2013	2013
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net income (loss)	¥(1,564,708)	¥2,300,423	$366,218
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	252,842	467,914	74,490
Loss from disposal of equipment	18,887	26,845	4,274
Provision/(recovery of) for doubtful accounts	1,695,435	(82,420)	(13,121)
Stock based compensation	784,010	1,358,726	216,303
Deferred tax (benifit)/provision	(315,125)	12,363	1,968
Changes in operating assets and liabilities:
Trade accounts receivable	(16,718,352)	13,156,606	2,094,467
Trade accounts receivable-related parties	-	2,701,259	430,027
Notes receivable	1,276,574	-	-
Other receivable, net	2,301,650	(4,641,896)	(738,968)
Other receivables related parties, net	-	(1,038,967)	(165,398)
Purchase advance, net	(10,691,586)	(5,597,453)	(891,087)
Purchase advance-related party, net	-	(300,500)	(47,838)
Tax recoverable	-	2,790,722	444,269
Prepaid expense	(1,409,973)	(274,350)	(43,675)
Inventories	6,586,927	9,397,201	1,495,988
Trade accounts payable	6,462,714	(5,643,032)	(898,343)
Trade accounts payable-related parties	-	110,157	17,536
Other payables	2,087,020	(51,139)	(8,141)
Other payables-related parties	-	4,899,620	779,996
Deferred income	(899,460)	(155,169)	(24,702)
Advances from customers	30,705	244,996	39,002
Accrued payroll and employees' welfare	(41,042)	713,859	113,643
Accrued expenses	(34,268)	(133,253)	(21,213)
Taxes payable	934,906	(2,988,030)	(475,680)
Net cash provided by (used in) operating activities	(9,242,844)	17,274,482	2,750,015

Cash flows from investing activities:
Purchase of property and equipment	(564,831)	(676,504)	(107,696)
Proceeds from disposal of equipment	4,900	161,000	25,630
Net cash used in investing activities	(559,931)	(515,504)	(82,066)

Cash flows from financing activities:
Proceeds from short-term bank loans	9,000,000	8,350,000	1,329,279
Repayments of short-term bank loans	(5,000,000)	(21,652,952)	(3,447,044)
Proceeds from short-term borrowings	574,597	-	-
Proceeds from borrowings-related parties	4,198,901	3,658,102	582,352
Repayment of short-term borrowings	(500,000)	(2,275,764)	(362,290)
Repayment of short-term borrowings-related parties	-	(2,232,477)	(355,399)
Capital contribution in VIE	500,000	20,000	3,184
Net cash provided by (used in) financing activities	8,773,498	(14,133,091)	(2,249,918)

Effect of exchange rate fluctuation on cash and cash equivalents	(100,863)	293,521	46,724

Net increase (decrease in) cash and cash equivalents	(1,130,140)	2,919,408	464,755
Cash and cash equivalents at beginning of period	3,485,944	3,533,283	562,482
Cash and cash equivalents at end of period	¥2,355,804	¥6,452,691	$1,027,237
		-	-
Supplemental cash flow information
Cash paid during the period for interest	¥334,014	¥1,356,581	$215,961
Cash paid during the period for taxes	¥481,723	¥832,028	$132,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND NATURE OF OPERATIONS

Organization – Recon Technology, Ltd (the “Company”) was incorporated under the laws of the Cayman Islands on August 21, 2007 as a company with limited liability. The Company provides oilfield specialized equipment, automation systems, tools, chemicals and field services to petroleum companies in the People’s Republic of China (the “PRC”). Its wholly owned subsidiary, Recon Technology Co., Limited (“Recon-HK”) was incorporated on September 6, 2007 in Hong Kong. Other than the equity interest in Recon-HK, the Company does not own any assets or conduct any operations. On November 15, 2007, Recon-HK established one wholly owned subsidiary, Jining Recon Technology Ltd. (“Recon-JN”) under the laws of the PRC. Other than the equity interest in Recon-JN, Recon-HK does not own any assets or conduct any operations.

The Company conducts its business through the following PRC legal entities that were consolidated as variable interest entities (“VIEs”) and operate in the Chinese oilfield equipment & service industry:

1.	Beijing BHD Petroleum Technology Co., Ltd. (“BHD”), and

2.	Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”).

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities - A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. We perform ongoing assessments to determine whether an entity should be considered a VIE and whether an entity previously identified as a VIE continues to be a VIE and whether we continue to be the primary beneficiary.

Assets recognized as a result of consolidating VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The statements as of and for the three months and nine months period ended March 31, 2013 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.2816 = US$1.00, the approximate exchange rate prevailing on March 31, 2013. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

Estimates - The preparation of the consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant estimates include revenue recognition, allowance for doubtful accounts, the useful lives of property and equipment and the fair value of stock based payments. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

Tax Recoverable – Tax recoverable represented amounts paid for value added tax (“VAT”) on purchases in the PRC amounting to RMB 2,790,722 at June 30, 2012. The amount can be used to offset VAT payable on sales made by the Company.

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. There were no impairments at June 30, 2012 and March 31, 2013.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basic net income per share is computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of ordinary shares, ordinary shares equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options and warrants (using the treasury stock method).  However, the effect from options and warrants would have been anti-dilutive due to the fact that the weighted average exercise price per share of options and warrants is higher than the weighted average market price per ordinary share during the three months and nine months ended March 31, 2012 and 2013.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2012	March 31, 2013	March 31, 2013
Third Party	RMB	RMB	U.S. Dollars
Trade accounts receivable	¥66,738,526	¥53,189,417	$8,467,495
Allowance for doubtful accounts	(4,744,584)	(4,177,160)	(664,983)
Total - third- party, net	¥61,993,942	¥49,012,257	$7,802,512

	June 30, 2012	March 31, 2013	March 31, 2013
Related Party	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥21,757,039	¥19,448,284	$3,096,072
Allowance for doubtful accounts	(1,362,290)	(1,754,794)	(279,355)
Total - related-parties, net	¥20,394,749	¥17,693,490	$2,816,717

One of the Founders, Mr. Yin Shenping, is the legal representative of Beijing Yabei Nuoda Science and Technology Co. Ltd (“Yabei Nuoda”). The founder does not have any equity interest in this company currently. The receivable from Yabei Nuoda was generated primarily from the sale of automation system and services based on written contracts.

NOTE 4.	OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30, 2012	March 31, 2013	March 31, 2013
Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥5,396,143	¥6,732,346	$1,071,757
Loans to third parties (B)	1,485,610	8,530,186	1,357,964
Business advance to staff (C)	1,139,796	2,131,964	339,398
Deposits for projects	146,903	166,186	26,456
Others	381,404	705,366	112,291
Allowance for doubtful accounts	(475,760)	(407,255)	(64,833)
Total	¥8,074,096	¥17,858,793	$2,843,033

Third Party	June 30, 2012	March 31, 2013	March 31, 2013
Non-Current Portion	RMB	RMB	U.S. Dollars
Due from ENI	¥10,302,349	¥5,228,053	$832,280
Total	¥10,302,349	¥5,228,053	$832,280

1.	Due from ENI represents a working capital loan to the Company’s former VIE. The loan balance had been an intercompany balance and was eliminated in the Company’s consolidated financial statements before the deconsolidation of ENI. It was reclassified to other receivables after ENI ceased to be a VIE of the Company on December 16, 2010. In January 2012, ENI agreed to repay the loan on a payment schedule, and interest is accruing during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over approximately three years on a quarterly basis beginning March 2012. The first four payments are RMB 1.2 million each. In March, June, September and December of 2012, the Company received an aggregate of RMB 4.8 million. Starting March 2013, installment for each quarter would be ¥1,777,653. The Company has received the payment on time in March 2013. The payments required after 1 year are RMB 5,228,053.

2.	Loans to third parties are mainly used for short-term funding to support cooperative companies. These loans are due on demand bearing no interest.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Business advance to staff represents advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

Other receivables - related parties represent loans to related parties for working capital advances to related entities. Such advances are due-on-demand and non-interest bearing.

Below is a summary of other receivables - related parties which consisted of the following:

Related Party	June 30, 2012	March 31, 2013	March 31, 2013
Name of Related Party	RMB	RMB	U.S. Dollars
Chen Guangqiang (A)	¥-	¥578,883	$92,155
Li Donglin (B)	-	214,799	34,196
Yin Shen ping (A)	-	176,285	28,064
Other-travel advances (C)	17,729	86,729	13,806
Total	¥17,729	¥1,056,696	$168,221

1.	Mr. Chen Guang qiang and Mr. Yin Shen ping are shareholders of the Company.

2.	Mr. Li Donglin is management and one of the Company’s minority shareholders of the Company’s VIE.

3.	Other travel advances were paid to the Company’s management.

NOTE 5.	PURCHASE ADVANCES

The Company purchased products and services from a third-party and a related party during the normal course of business. Purchase advances consisted of the following:

	June 30, 2012	March 31, 2013	March 31, 2013
Third Party	RMB	RMB	U.S. Dollars
Prepayment for inventory purchase	¥17,046,653	¥22,644,106	$3,604,831
Allowance for doubtful accounts	(796,037)	(957,042)	(152,356)
Total	¥16,250,616	¥21,687,064	$3,452,475

Below is a summary of purchase advances to related party.

	June 30, 2012	March 31, 2013	March 31, 2013
Related Party	RMB	RMB	U.S. Dollars
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	¥1,093,534	¥1,394,034	$221,923
Total	¥1,093,534	¥1,394,034	$221,923

One of the Founders and a family member collectively own 57% of Xiamen Huasheng Haitian Computer Network Co. Ltd.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	INVENTORIES

Inventories consisted of the following:

	June 30, 2012	March 31, 2013	March 31, 2013
	RMB	RMB	U.S. Dollars
Small component parts	¥43,107	¥44,956	$7,157
Purchased goods and raw materials	398,596	-	-
Work in process	1,256,273	2,984,109	475,056
Finished goods	22,583,324	11,855,034	1,887,263
Total inventories	¥24,281,300	¥14,884,099	$2,369,476

NOTE 7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2012	March 31, 2013	March 31, 2013
	RMB	RMB	U.S. Dollars
Motor vehicles	¥2,620,560	¥2,982,383	$474,781
Office equipment and fixtures	467,784	229,602	36,552
Total property and equipment	3,088,344	3,211,985	511,333
Less: Accumulated depreciation	(1,313,524)	(1,416,421)	(225,487)
Property and equipment, net	¥1,774,820	¥1,795,564	$285,845

Depreciation expenses were ¥86,685 and ¥152,757 ($24,592) for the three months ended March 31, 2012 and 2013, respectively. Depreciation expenses were ¥252,842 and ¥467,914 ($74,490) for the nine months ended March 31, 2012 and 2013, respectively.

NOTE 8.	OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2012	March 31, 2013	March 31, 2013
Third Party	RMB	RMB	U.S. Dollars
Consulting services	¥1,770,811	¥648,305	$103,207
Due to ENI	148,000	148,000	23,561
Expenses paid by third-parties	416,165	601,694	95,787
Others	6,850	892,688	142,111
Total	¥2,341,826	¥2,290,687	$364,666

Other payables to related parties consisted of the following:

	June 30, 2012	March 31, 2013	March 31, 2013
Related Party	RMB	RMB	U.S. Dollars
Due to related parties (A)	¥61,477	5,360,824	$853,418
Expenses paid by the major shareholders	308,316	292,419	46,552
Due to family member of one owner on behalf on Recon	525,000	150,000	23,879
Due to management staff on behalf of Recon	204,466	195,636	31,143
Total	¥1,099,259	¥5,998,879	$954,992

1.	Includes an advance from Yabei Nuoda for RMB 60,000 and an advance from Xiamen Henda Haitek for RMB 5,299,347 to supplement the Company’s working capital. The advances are payable on demand and non-interest bearing.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2012	March 31, 2013	March 31, 2013
	RMB	RMB	U.S. Dollars
VAT payable	¥4,704,738	¥2,653,815	$422,474
Business tax payable	430,106	37,933	6,039
Enterprise income tax payable	4,352,802	3,964,791	631,175
Other taxes payable	193,974	37,051	5,899
Total taxes payable	¥9,681,620	¥6,693,590	$1,065,587

NOTE 10.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	June 30, 2012	March 31, 2013	March 31, 2013
	RMB	RMB	U.S. Dollars
CCB bank, 6.44% annual interest, paid off on December 11, 2012	¥12,000,000	¥-	$-
Beijing Bank, 7.87% annual interest, paid off on February 28, 2013	6,000,000	-	-
Beijing Bank, 7.11% annual interest, paid off on March 8, 2013	1,500,000	-	-
Beijing Bank, 6.56% annual interest, paid off on March 29, 2013	1,500,000	-	-
Beijing Bank, 6.56% annual interest, paid off on April 5, 2013	500,000	297,048	47,289
Beijing Bank, 6.56% annual interest, paid off on May 7, 2013	1,500,000	1,050,000	167,155
Communication Bank, 6.6% annual interest, due on October 25, 2013		3,090,000	491,912
Communication Bank, 6.6% annual interest, due on November 15, 2013	-	1,910,000	304,063
Beijing Bank, 6% annual interest, due on January 21, 2014	-	450,000	71,638
Beijing Bank, 5.75% annual interest, due on February 25, 2014	-	1,200,000	191,034
Beijing Bank, 5.75% annual interest, due on February 27, 2014	-	600,000	95,517
Beijing Bank, 5.75% annual interest, due on March 8, 2014	-	1,100,000	175,115
Total short-term bank loans	¥23,000,000	¥9,697,048	$1,543,723

Interest expense for short-term bank loans was ¥30,721 and ¥437,436 ($69,638) for the three months ended March 31, 2012 and 2013, respectively.

Interest expense for short-term bank loans was ¥196,784 and ¥1,183,845 ($188,462) for the nine months ended March 31, 2012 and 2013, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	SHORT-TERM BORROWINGS

Short-term borrowings are generally extended upon maturity and consisted of the following:

	June 30, 2012	March 31, 2013	March 31, 2013
Short-term borrowings due to non-related parties:	RMB	RMB	U.S. Dollars
Short-term borrowing, 6% annual interest, due on November 9, 2013	¥1,078,656	¥70,375	$11,203
Short-term borrowing, 6% annual interest, paid in full in March 2013	239,227	-	-
Short-term borrowing with no interest, paid in full in August 2012	949,183	-	-
Short-term borrowings with no interest, beginning April 22,2013, due on April 21, 2014	500,000	500,000	79,598
Total short-term borrowings due to non-related parties	¥2,767,066	¥570,375	$90,801

Interest expense for short-term borrowings due to non-related parties was ¥28,519 and ¥16,754 ($2,667) for the three months ended March 31, 2012 and 2013, respectively.

Interest expense for short-term borrowings due to non-related parties was ¥96,153 and ¥56,890 ($9,057) for the nine months ended March 31, 2012 and 2013, respectively.

	June 30, 2012	March 31, 2013	March 31, 2013
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars
Due-on-demand borrowings from Founders, no interest (A)	¥46,377	¥6,377	$1,015
Due-on-demand borrowings from Founder’s family member, no interest	-	150,000	23,879
Short-term borrowing from a Founder's family member, 6% annual interest, due and paid on March 20, 2013 (B)	272,895	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, due and paid on October 21, 2012 (B)	3,000,000	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, due and paid on March 27, 2013 (B)	200,000	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, due on December 21, 2013 (C)	-	3,751,397	597,204
Short-term borrowing from a Founder's family member, 6% annual interest, due on November 29, 2013	-	1,610,000	256,304
Short-term borrowings fromXiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2013	200,000	200,000	31,839
Short-term borrowings from management, 6% annual interest, due on December 7, 2013	404,034	33,607	5,351
Total short-term borrowings due to related parties	¥4,123,306	¥5,751,381	$915,592

1.	¥40,000 of this borrowing was paid in cash on October 22, 2012.

2.	Borrowings aggregating ¥3,751,397 were refinanced on December 21, 2012 with (C).

Interest expense for short-term borrowings due to related parties was ¥17,297 and ¥151,742 ($24,157) for the three months ended March 31, 2012 and 2013, respectively.

Interest expense for short-term borrowings due to related parties are ¥59,895 and ¥265,649 ($42,290) for the nine months ended March 31, 2012 and 2013, respectively.

NOTE 12.	SHAREHOLDERS’ EQUITY

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2012 and March 31, 2013, the balance of total statutory reserves was ¥2,378,961 and ¥2,378,961 ($378,719), respectively.

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

The following is a summary of the stock options activity:

Stock Options	Shares	Weighted Average Exercise Price Per Share
Outstanding as of July 1, 2012	608,000	$3.93
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of March 31, 2013	608,000	$3.93

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of options outstanding and exercisable at March 31, 2013:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Average Remaining Contractual life (Years)	Average Exercise Price	Number	Average Remaining Contractual life (Years)
$6.00	193,000	6.33	$6.00	115,800	6.33
$2.96	415,000	8.99	$2.96	-	8.99

The total share-based compensation expenses recorded for stock options granted were ¥259,163 and ¥451,573 ($71,888) for the three months ended March 31, 2012 and 2013, respectively. The total share-based compensation expenses recorded for stock options granted were ¥784,010 and ¥1,358,726 ($216,303) for the nine months ended March 31, 2012 and 2013, respectively. The total unrecognized share-based compensation expense as of March 31, 2013 was approximately ¥4,751,241($756,374), which is expected to be recognized over a weighted average period of approximately 3.17 years.

Placement Agent Warrants

The Company had 170,000 of granted placement agent warrants as of March 31, 2013 and no warrants were exercised during this period.

NOTE 14.	INCOME TAX

The Company is not subject to any income taxes in the United States or the Cayman Islands and had minimal operations in jurisdictions other than the PRC. BHD and Nanjing Recon are subject to PRC’s income taxes as PRC domestic companies. For the calendar years 2012 and 2013, Nanjing Recon is subject to an income tax rate of 15%.

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November 25, 2009 and is subject to an income tax rate of 15% for calendar year 2010 and 2011. This qualification certificate will stay effective through November 2015.

Deferred tax asset is comprised of the following:

	June 30, 2012	March 31, 2013	March 31, 2013
	RMB	RMB	U.S. Dollars
Allowances for doubtful receivables	¥1,106,801	¥1,094,438	$174,229
Total deferred income tax assets	¥1,106,801	¥1,094,438	$174,229

The Company’s tax provision (benefit) is comprised of the following:

	For the three months ended March 31,
	2012	2013	2013
	RMB	RMB	U.S. Dollars
Current income tax provision/(benefit)	¥388,339	¥(158,721)	$(25,267)
Deferred income tax (benefit)/provision	(255,456)	6,339	1,009
Provision (benefit) for income tax	¥132,883	¥(152,382)	$(24,258)

	For the nine months ended March 31,
	2012	2013	2013
	RMB	RMB	U.S. Dollars
Current income tax provision	¥661,089	¥290,187	$46,196
Deferred income tax (benefit)/provision	(315,125)	12,363	1,968
Provision for income tax	¥345,964	¥302,550	$48,164

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2012
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$292,894
Unappropriated retained earnings	2,439,197	2,363,527	4,802,724	759,961
Accumulated other comprehensive loss	(18,641)	(13,636)	(32,277)	(5,107)
Total non-controlling interest	¥4,071,556	¥2,549,891	¥6,621,447	$1,047,748

	As of March 31, 2013
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$294,670
Unappropriated retained earnings	2,693,445	2,712,240	5,405,685	860,559
Accumulated other comprehensive loss	(19,576)	(14,578)	(34,154)	(5,437)
Total non-controlling interest	¥4,324,869	¥2,897,662	¥7,222,531	$1,149,792

NOTE 16.	CONCENTRATIONS

For the three months ended March 31, 2012 and 2013, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented 0%, 25.05% and 53.35%, 13.80% of the Company’s revenue, respectively.

For the nine months ended March 31, 2012 and 2013, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented 8.34%, 27.86% and 22.38%, 46.62% of the Company’s revenue, respectively.

For the three months and nine months ended March 31, 2013, one supplier, Hebei Huanghua Xiangtong Technical Co. Ltd, accounted for 15.31% and 24.90% of the company’s total purchases.

NOTE 17.	COMMITMENTS AND CONTINGENCY

1.	Office Leases

The Company leased three offices in Beijing (two for BHD; one for Recon-JN), one office in Jining for Recon-JN and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as of March 31, 2013:

	Twelve months ending March 31,
	Office lease payment
	RMB	U.S. Dollars
2014	¥756,400	$120,415
2015	45,000	7,164
Total	¥801,400	$127,579

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of March 31, 2013, the Company estimated its severance payments of approximately ¥1.2 million ($0.2 million) which has not been reflected in its unaudited condensed consolidated financial statements because the Company has determined that the likelihood to make these payments is remote.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – sales to related parties consisted of the following:

	For the three months ended March 31,
	2012	2013	2013
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥3,251,206	¥3,277,534	$521,768
Beijing Adaer Oil Technology Co., Ltd.	780,000	-	-
Revenues from related parties	¥4,031,206	¥3,277,534	$521,768

	For the nine months ended March 31,
	2012	2013	2013
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥6,395,564	¥5,454,055	$868,259
Beijing Adaer Oil Technology Co., Ltd.	2,747,938	-	-
Xiamen Henda Haitian computer network Inc	-	555,556	88,442
Revenues from related parties	¥9,143,503	¥6,009,611	$956,701

Purchases from related parties – purchases from related parties consisted of the following:

	For the three months ended March 31,
	2012	2013	2013
	RMB	RMB	U.S. Dollars
Huanghua Xiang Tong Manufacture	¥-	¥766,372	$122,003
Nanjing Youkong Information Technology Co., Ltd	315,260	-	-
Purchase from related parties	¥315,260	¥766,372	$122,003

	For the nine months ended March 31,
	2012	2013	2013
	RMB	RMB	U.S. Dollars
Huanghua Xiang Tong Manufacture	¥1,666,303	¥8,097,725	$1,289,118
Beijing Yabei Nuoda Science and Technology Co. Ltd.	205,128	-	-
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	-	597,863	95,177
Nanjing Youkong Information Technology Co., Ltd	1,175,260	-	-
Purchase from related parties	¥3,046,691	¥8,695,588	$1,384,295

Leases from related parties - The Company has various agreements for the lease of office space owned by the Founders and their family members.  The terms of the agreement state that the Company will continue to lease the property through July 2014 at a monthly rent of ¥84,333 with the annual rental expense at ¥1,012,000 ($161,105).

Short-term borrowings from related parties - The Company borrowed ¥4,123,306 and ¥5,751,381 ($915,592) from the Founders, their family members and senior officers as of June 30, 2012 and March 31, 2013, respectively. For the specific terms and interest rates of the borrowings, please see Note 11.

Trade accounts payable to related parties - The Company owed ¥5,339,231and ¥5,449,388 ($867,516) to one related party as of June 30, 2012 and March 31, 2013. As of March 31, 2013, BHD held a 6.8% equity interest of this company.

Other payable to related parties - The Company owed ¥0 and ¥5, 299,347 ($843,630) to an affiliate as of June 30, 2012 and March 31, 2013. One of the Founders and his family member collectively own 57% of this affiliate. The Company owed ¥61,477 and ¥61,477 ($23,879) to another affiliate as of June 30, 2012 and March 31, 2013, for which one of our shareholders is legal representative. The Company owed ¥1,037,782 and ¥638,055 ($101,574) to its management staff as of June 30, 2012 and March 31, 2013.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	Variable Interest Entities

The Company reports its VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the condensed consolidated financial statements.

Summary information regarding consolidated VIEs is as follows:

	June 30, 2012	March 31, 2013	March 31, 2013
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥2,182,179	¥4,793,332	$763,075
Trade accounts receivable, net	82,388,691	66,705,747	10,619,229
Purchase advances	17,319,150	22,506,098	3,582,861
Other assets	31,322,790	28,110,680	4,475,083
Total current assets	¥133,212,810	¥122,115,857	$19,440,248

Non-current assets	1,768,588	1,791,077	285,131
Total Assets	¥134,981,398	¥123,906,934	$19,725,379

LIABILITIES
Trade accounts payable	¥17,244,791	¥11,711,916	$1,864,480
Taxes payable	9,681,620	6,693,590	1,065,587
Other liabilities	35,613,109	27,707,936	4,410,968
Total current liabilities	62,539,520	46,113,442	7,341,035
Total Liabilities	¥62,539,520	¥46,113,442	$7,341,035

The financial performance of VIEs reported in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2013 includes revenues of ¥7,501,795 ($1,194,250), operating expenses of ¥4,950,298 ($788,063), other expenses of ¥109,881 ($17,492) and a net loss of ¥21,270($3,386).

The financial performance of VIEs reported in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended March 31, 2013 includes revenues of ¥62,536,588 ($9,955,519), operating expenses of ¥15,279,023 ($2,432,346), other expenses of ¥118,297 ($18,832) and a net income of ¥6,029,613 ($959,885).

