Form 10-K
period 2013-06-30
Recon Technology, Ltd
filed 2013-09-27
CIK 1442620

  U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the ordinary shares, $0.0185 par value per share (“Shares”), of the registrant held by non-affiliates on December 31, 2012 was approximately $2,630,051, based on the closing sales price of $1.40 per share, as reported on the Nasdaq Capital Market, multiplied by the number of outstanding Shares held by non-affiliates on that date (1,878,608).

The Company is authorized to issue 25,000,000 Shares. As of the date of this report, the Company has issued and outstanding 3,951,811 Shares.

RECON TECHNOLOGY, LTD
FORM 10-K

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

Examples of forward-looking statements include:

⋅	projections of revenue, earnings, capital structure and other financial items;

⋅	statements of our plans and objectives;

⋅	statements regarding the capabilities and capacities of our business operations;

⋅	statements of expected future economic performance; and

⋅	assumptions underlying statements regarding us or our business.

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

General

We are a provider of hardware, software, and on-site services to companies in the petroleum mining and extraction industry in China (“PRC”). We provide services designed to automate and enhance the extraction of petroleum. To date, we control by contract the PRC companies of Beijing BHD Petroleum Technology Co., Ltd. (“BHD”) and Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”). We refer to BHD and Nanjing Recon collectively as the “Domestic Companies” in this report.

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

For the most recent few years, our capacity to provide integrated services has been a significant factor for long-term development. We treat simulation measures around fracturing as our entry point for our integrated service model. To date, we have formed new business modules through our own R&D, investment in service-team building and developed an integrated services solution for stimulation.

On June 27, 2013, we acquired a 32.22% equity interest in Avalon Oil and Gas Inc. (“Avalon”), a U.S. oil and natural gas company for approximately ¥1.5 million ($250,000). This strategic investment marks an important step in expanding our business in the U.S. market.

Market Background

China is the world’s second-largest consumer of petroleum products, third-largest importer of petroleum and sixth-largest producer of petroleum. In the last twenty years, China’s demand for oil has more than tripled, while its production of oil has only modestly increased. China became a net importer of petroleum in 1983, and, as a result, oil production in China has been aimed at meeting domestic requirements. The oil industry in China is dominated by three state-owned holding companies: China National Petroleum Corporation (CNPC), China Petroleum and Chemical Corporation (Sinopec) and China National Offshore Oil Corporation (CNOOC). Foreign companies have also recently become involved in China’s petroleum industry; however, according to Chinese law, China’s national oil companies may take a majority (or minority) stake in any commercial discovery. As a result, the number of major foreign companies involved in the industry is relatively limited: and includes the following companies Agip, Apache, BP, ChevronTexaco, ConocoPhillips, Eni, ExxonMobil, Husky Energy, Kerr-McGee, Mitsubishi, Royal Dutch Shell, Saudi Aramco, and Total.

In the past, China’s petroleum companies mined for petroleum by leveraging its abundance of inexpensive labor, rather than focusing on new technologies. For example, a typical, traditional oilfield with an annual capacity of 1,000,000 tons would require between 10,000 and 20,000 laborers. By contrast, when Baker CAC products were employed to explore and automate Cainan Oil Field, a desert oilfield in Xinjiang, annual capacity for the field reached 1,500,000 tons, with only 400 employees needed to manage the oilfield. After the introduction of Baker CAC’s products into China’s petroleum industry, Chinese companies have also sought to provide automation solutions.

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

Our products and services include:

Equipment for Oil and Gas Production and Transportation

•
High-Efficiency Heating Furnaces (as shown above by process “6”). Crude petroleum contains certain impurities that must be removed before the petroleum can be sold, including water and natural gas. To remove the impurities and to prevent solidification and blockage in transport pipes, companies employ heating furnaces. BHD researched, developed and implemented a new oilfield furnace that is advanced, highly automated, reliable, easily operable, safe and highly heat-efficient (90% efficiency).

•
Burner (as shown above by process “5”). We serve as an agent for the Unigas Burner which is designed and manufactured by UNIGAS, a European burning equipment production company. The burner we provide has the following characteristics: high degree of automation; energy conservation; high turn-down ratio; high security and environmental safety.

Oil and Gas Development Tools and Equipment

•
Packers of Fracturing. This utility model is used concertedly with the security joint, hydraulic anchor, and slide bushing of sand spray in the well. It is used for easy seat sealing and sand-uptake prevention. The utility model reduces desilting volume and prevents sand uptake which makes the deblocking processes easier to realize. The back flushing is sand-stick proof.

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

•
Sand Prevention in Oil and Water Well. This technique processes additives that are resistant to elevated temperatures into “resin sand” which will be transported to the bottom of the well via carrying fluid. The “resin sand” goes through the borehole, piling up and compacting at the borehole and oil vacancy layer. Then an artificial borehole wall is formed, functioning as a means of sand prevention. This sand prevention technique has been adapted to more than 100 wells, including heavy oil wells, light oil wells, water wells and gas wells, with a 100% success rate and a 98% effective rate.

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

We provide products and services to Sinopec under a series of agreements, each of which is terminable without notice. We first began to provide services to Sinopec in 1998. Sinopec accounted for approximately 45.99% and 24.07% of our revenues for the fiscal years ended June 30, 2013 and 2012, respectively, and any termination of our business relationships with Sinopec would materially harm our operations.

CNPC

•	Qinghai Oil Field

•	Tuha Oil Field

•	Daqing Oil Field

•	Jidong Oil Field

•	Sichuan Oil Field

•	Xinjiang Oil Field

•	Huabei Oil Field

•	Jilin Oil Field

We provide products and services to CNPC under a series of agreements, each of which is terminable without notice. We first began to provide services to CNPC in 2000. CNPC accounted for approximately 27.88% and 16.49% of our revenues in the fiscal years ended June 30, 2013 and 2012, respectively, and any termination of our business relationships with CNPC would materially harm our operations.

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

•
Develop our own branded products and services and shift focus away from trading business. Our management believes in the importance of our own branded products and our services, in light of their higher profit margins and their long-term significance in establishing the status of our Company in the oil and gas industry. Moreover, the trading business relies on the major clients’ procurement policies toward agencies, any significant change of which could jeopardize our operating results. Our management therefore believes that in the long run we will need to focus our growth strategy in developing professional services for the oil and gas industry in China.

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

•
Expand business in the U.S. market. In June 2013, we acquired a 32% interest in a U.S. oil and natural gas company, Avalon Oil and Gas Inc. This strategic investment marks an important step in expanding our business in the U.S. market.

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

•
Anton Oilfield Services Group (HKEx stock code: 3337) is a leading independent oilfield services provider offering one-stop oil and gas field technical development services to oil companies. Its services and solutions span across the drilling technology, well completion, down-hole operation, and oil production phases in the development cycle. Its fast growth benefits from the accelerated development of natural gas in China and the Group’s increased presence in the overseas markets.

Research and Development

We focus our research and development efforts on improving our development efficiency and the quality of our products and services. As of June 30, 2013, our research and development team consisted of 36 experienced engineers, developers and programmers. In addition, some of our support employees regularly participate in our research and development programs.

In the fiscal years ended June 30, 2013 and 2012, we spent approximately ¥8.5 million ($1.4 million) and ¥6.5 million, respectively, on research and development activities. These expenditures focused primarily on research into furnaces and improvement of services we provide.

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

Our standard software license agreements contain an infringement indemnity clause under which we agree to indemnify and hold harmless our customers and business partners against liability and damages arising from claims of various copyright or other intellectual property infringement by the Domestic Companies’ and our products. We have never lost an infringement claim, and our costs to defend such lawsuits have been insignificant. Although it is possible that in the future third parties may claim that our current or potential future software solutions or we infringe on their intellectual property, we do not currently expect a significant impact on our business, operating results, or financial condition.

We market our products under the following trademarks which are registered with the PRC Trademark Bureau under the State Administration for Industry and Commerce. We currently own or have applied for the following trademarks:

1. Trademark of “Senior” valid from May 14, 2005 through May 13, 2015;

2. Trademark of “BHD” valid from November 7, 2003 through November 6, 2013;

3. Trademark of “Recon” of the 7th classification valid from October 21, 2011 through October 20, 2021;

4. Trademark of “Recon” of the 9th classification valid from April 21, 2011 through April 20, 2021; and

5. Trademark of “Recon” of the 42nd classification valid from September 7, 2011 through September 6, 2021.

We currently own or have applied for the following 22 patents registered with the State Intellectual Property Office which are applied on our automated services products for the petroleum extraction industry:

1. Patent of heavy oil tubing-casing used for extraction valid until June 17, 2015;

2. Patent of fracturing packer valid until August 5, 2018;

3. Patent of pressure phase transition furnace valid until August 5, 2018;

4. Patent of vacuum furnace phase transition heater valid until August 5, 2018;

5.Patent of high pressure natural gas water heater valid until June 30, 2019;

6. Patent of negative pressure heater valid until June 30, 2019;

7. Patent of water jacket furnace valid until June 30, 2019;

8. Patent of tube heating furnace valid until June 30, 2019;

9. Patent of automatically adjusting negative pressure burner valid until August 5, 2019;

10. Patent of wireless data instrument diagram valid until December 10, 2018;

11. Patent of hot water furnace valid until April 8, 2021;

12. Patent of multifunctional heating furnace valid until April 8, 2021;

13. Patent of efficient gas-liquid separator valid until August 15, 2021;

14. Patent of efficient oil-gas-water separator valid until October 24, 2021;

15. Patent of room pressure pipeline heater valid until October 24, 2021;

16. Patent of pneumatic control system valid until February 9, 2022;

17. Patent of firebox indirect heating furnace valid until December 14, 2022;

18. Patent of cylindrical-tubular furnace valid until December 14, 2022;

19. Patent of horizontal type furnace valid until December 14, 2022;

20. Patent of vertical type furnace valid until December 13, 2022;

21. Patent of vacuum furnace valid until December 14, 2022; and

22. We have submitted one more patent application (fission phase change heating furnace).

We have registered the following software products with the State Intellectual Property Office:

1.	Recon automated monitoring system version 1 was published on July 30, 2011;

2.	Recon automated maintenance and production-management system version 1 was published on July 10, 2011;

3.	Recon SCADA field monitoring and data acquisition system software version 4 was published on January 28, 2011;

4.	Recon flow control computer monitoring system software was registered and published on February 8, 2008;

5.	Recon SCADA field monitoring and data acquisition system software version 2 was published on August 18, 2003, and version 3 was registered and published on April 5, 2008;
6.	Recon wireless field monitoring and data acquisition system software version 2 was published on January 8, 2011, and version 1 was registered and published on September 15, 2010;

7.	Recon RCNAMT version 1 was published on April 27, 2012; and
8.	Recon Process Auto version 1 was published on August 25, 2012.

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

Regulation on Software Products

On March 1, 2009, the Ministry of Industry and Information Technology of China issued the Administrative Measures on Software Products, or the Software Measures, which became effective as of April 10, 2009, to strengthen the regulation of software products and to encourage the development of the Chinese software industry. Under the Software Measures, a software developer must have all software products imported into or sold in China tested by a testing organization supervised by the Ministry of Industry and Information Technology. The software industry authorities in provinces, autonomous regions, municipalities and cities with independent planning are in charge of the registration, report and management of software products. Software products can be registered for five years, and the registration is renewable upon expiration. Although some of Nanjing Recon’s current software products were registered in 2008, there can be no guarantee that the registration will be renewed in 2013 or that the Domestic Companies’ and our future products will be registered.

Regulation of Intellectual Property Rights

China has adopted legislation governing intellectual property rights, including trademarks and copyrights. China is a signatory to the main international conventions on intellectual property rights and became a member of the Agreement on Trade Related Aspects of Intellectual Property Rights upon its accession to the WTO in December 2001.

Copyright. China adopted its first copyright law in 1990. The Standing Committee of the National People’s Congress amended the Copyright Law in 2001 to widen the scope of works and rights that are eligible for copyright protection. The amended Copyright Law extends copyright protection to software products, among others. In addition, there is a voluntary registration system administered by the China Copyright Protection Center. Unlike patent and trademark registration, copyrighted works do not require registration for protection. Protection is granted to individuals from countries belonging to the copyright international conventions or bilateral agreements of which China is a member. Nanjing Recon has ten copyrights for software programs.

Trademark. The Chinese Trademark Law, adopted in 1982 and revised in 1993, 2001 and 2013, protects registered trademarks. The Trademark Office under the Chinese State Administration for Industry and Commerce handles trademark registrations and grants a term of ten years to registered trademarks. Trademark license agreements must be filed with the Trademark Office for record. China has a “first-to-register” system that requires no evidence of prior use or ownership. The Domestic Companies and we have registered a number of product names with the Trademark Office.

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

Employees

As of June 30, 2013, we had 82 employees, all of whom were based in China. Of the total, 11 were in management, 36 were in technical support and research and development, 13 were engaged in sales and marketing, 10 were in financial affairs, and 12 were in administration and procurement. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

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

Item 2.

Properties.

We currently operate in three facilities throughout China. Our headquarters are located in Beijing.

Office	Address	Rental Term	Space
Headquarters	Room 1902, Building C King Long International Mansion, Chaoyang District Beijing, PRC	July 1, 2013 to June 30, 2014	220 square meters
	Room 4C408-1, No. 4 West building, Entrepreneurship Centre, Jining City, PRC	July 30, 2012 to December 31, 2013	40 square meters

Nanjing Recon	Yongfeng Mansion, 14th Floor No. 123 Jiqing Road Nanjing City, PRC	July 10, 2012 to July 9, 2014	440 square meters
	Room 119, Software Road, Yuhuatai District, Nanjing City, PRC	May 10, 2013 to May 9, 2014	294 square Meters

BHD	18th Floor, Building C King Long International Mansion, Chaoyang District Beijing, PRC	January 1, 2012 to December 31, 2013	450 square meters
	West building, Zhengfu Street, Huo ying, Changping District, PRC	January 1, 2012 to December 31, 2013	900 square meters

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

	High	Low
Year Ended June 30, 2014	$2.15	$1.38
Quarter Ended September 30, 2013 (through September 26, 2013)	$2.15	$1.38

Year Ended June 30, 2013	$3.44	$0.95
Quarter Ended September 30, 2012	$2.14	$1.38
Quarter Ended December 31, 2012	$3.44	$0.95
Quarter Ended March 31, 2013	$3.17	$1.40
Quarter Ended June 30, 2013	$2.65	$1.55

Year Ended June 30, 2012	$4.58	$0.71
Quarter Ended September 30, 2011	$2.65	$0.71
Quarter Ended December 31, 2011	$1.08	$0.27
Quarter Ended March 31, 2012	$4.58	$0.30
Quarter Ended June 30, 2012	$3.29	$1.45

As of June 30, 2013, there were approximately six holders of record of our ordinary shares. This excludes our ordinary shares owned by shareholders holding ordinary shares under nominee security position listings. On June 28, 2013, the last sales price of our ordinary shares as reported on the NASDAQ Capital Market was $1.88 per ordinary share.

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

(b) We are not required to provide any disclosure under this item, as we have applied all of the net proceeds from our initial public offering, as disclosed in our annual report on Form 10-K for the year ended June 30, 2011. While we have filed a shelf registration statement on Form S-3 (SEC no. 333-190387, declared effective August 14, 2013), we have not sold any securities or received any proceeds under such registration statement.

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

Our business is mainly focused on the upstream sectors of the oil and gas industry. We derive our revenues from the sales and provision of (1) oilfield dedicated products and accessories, (2) stimulation technology and services. Our products and services involve most of the key procedures of the extraction and production of oil and gas, and include automation systems, equipment, tools and on-site technical services.

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

Gathering and Transferring Equipment. With more new wells developed, our management anticipates that demand for our furnaces and burners will grow more compared to last year, especially in the Jilin Oilfield and Xinjiang oilfield.

Fracturing business. We believe we cooperated well with Zhongyuan Oilfield in 2013 and expect to continue growing revenue from fracturing and related stimulation services in the coming year.

New business. Design and development of down-hole tools has always been an important technique for oilfield companies. Recently, this market has developed very rapidly. After a year test project for our client, we have developed experience with this technology and our products and servers have been accepted by our client. We received modest revenue this year and expect more revenue from this business in the coming year.

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

On June 27, 2013, the Company acquired 32.22% of a U.S. oil and natural gas company's outstanding shares for approximately ¥1.5 million ($250,000). This strategic investment marks an important step in expanding our business in the U.S. market.

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

Consolidation of VIEs

We recognize an entity as a VIE if it either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. We consolidate a VIE as its primary beneficiary when we have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. We will continue to make ongoing assessment whether our VIEs still continue to be VIEs and whether we continue to be the primary beneficiary.

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

Fair Values of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, trade accounts payable, accrued liabilities, advances from customers and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term other receivables approximate fair value because the interest rate approximates the market rate. Long-term investment is carried at less than fair value, with fair value determined using level 1 inputs.

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

Long-term investment

Long-term investment in equity over which the Company has the ability to exercise significant influence but not control, and that, in general, are 20-50 percent owned are stated at cost plus equity in undistributed net income (loss) of the investee. These investments are evaluated for impairment, in which an impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be "other than temporary." In judging "other than temporary," the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company's longer-term intent of retaining the investment in the investee.

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

New Accounting Pronouncements

Recently issued accounting pronouncements- In February 2013 the FASB issued an accounting standards update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements. As this guidance only requires expanded disclosures, the adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In March 2013, the FASB issued an accounting standards update (“ASU”) No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,’ requiring the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The standards update is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013.  Early adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations

Results of Operations

The following consolidated results of operations include the results of operations of the Company and its variable interest entities (“VIEs”), BHD and Nanjing Recon.

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenue

	For the Years Ended
	June 30,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Hardware - non-related parties	¥49,693,929	¥35,873,924	¥(13,820,005)	(27.8)%

Hardware - related parties	7,909,994	5,479,021	(2,430,973)	(30.7)%

Service	13,985,465	25,464,003	11,478,538	82.1%

Software - related parties	-	4,234,188	4,234,188	100%

Software	3,952,991	5,534,593	1,581,602	40.0%

Total revenues	¥75,542,379	¥76,585,729	¥1,043,350	1.4%

Our total revenues for the year ended June 30, 2013 were approximately ¥76.6 million ($12.4 million), an increase of approximately ¥1.0 million or 1.4% from ¥75.5 million for the year ended June 30, 2012. This was mainly caused by:

1.
Hardware business. During the year ended June 30, 2013, hardware revenues decreased mainly because we recorded significant revenue from our Turkmenistan project in 2012, while there is no such revenue in 2013.

2.
Hardware – related parties. Sales of hardware to related-parties decreased because 1) one entity ceased to be a related party in 2013. In 2012, we generated revenues from two related parties. In 2013, we sold to the same two parties, but one was no longer a related party, and as a result, revenues from that party were included in hardware non-related parties revenue for the years ended June 30, 2012 and 2013; and 2) some revenue was allocated to software revenue-related parties.

3.
Service business. Most of our increased revenue during the year ended June 30, 2013 was from our fracturing service business. During the year ended June 30, 2013, Recon BHD signed several fracturing service contracts with an aggregate contract value of RMB 30 million with Sinopec Zhongyuan oilfield. As of June 30, 2013, we have completed all those contracts and recognized the corresponding revenues from the contracts. We continue to perform fracturing work beyond those contracts.

4.
Software business. The software sales increased approximately ¥1.6 million ($0.3 million). We record revenue as software sales when (1) the customer signs a separate software contract with us, or (2) the customer accepts VAT invoices for software. The amount of our revenues categorized as software sales may fluctuate because certain software may be sold with hardware at times as a whole product and not separately priced.

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

Cost and Margin

	For the Years Ended
	June 30,
			Increase /	Percentage
	2012	2013	(Decrease)	Change

Total revenues	¥75,542,379	¥76,585,729	¥1,043,350	1.4%

Cost of revenues	51,269,950	51,531,759	261,809	0.5%

Gross profit	¥24,272,429	¥25,053,970	¥781,541	3.2%
Margin %	32.1%	32.7%	0.6%

Cost of Revenues. Our cost of revenues includes raw materials and costs related to design, implementation, delivery and maintenance of products and services. All materials and components we need can be purchased or manufactured under contracts. Usually the prices of electronic components do not fluctuate dramatically due to market competition and will not significantly affect our cost of revenues. However, specialized equipment and incentive chemical products may be directly influenced by the price fluctuation of metal and oil. Additionally, the prices of some imported accessories mandated by our clients can also impact our cost. Our cost of revenues increased from approximately ¥51.3 million in the year ended June 30, 2012 to approximately ¥51.5 million ($8.3 million) for the year ended June 30, 2013, an increase of approximately ¥0.3 million ($42,000) or 0.5%. As a percentage of revenues, our cost of revenues decreased from 67.9% in 2012 to 67.3% in 2013.

Gross Profit. Our gross profit increased to approximately ¥25.1 million ($4 million) for the year ended June 30, 2013 from approximately ¥24.3 million for the year ended June 30, 2012. Our gross profit as a percentage of revenue increased to 32.7% for the year ended June 30, 2013 from 32.1% for the same period in 2012.

In more detail:

	For the Years Ended
	June 30,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Total revenues-hardware and software- non related parties	¥53,646,920	¥41,408,517	¥(12,238,403)	(22.8)%
Cost of revenues -hardware and software- non related parties	37,740,629	26,617,786	(11,122,843)	(29.5)%
Gross profit	¥15,906,291	¥14,790,731	¥(1,115,560)	(7.0)%
Margin %	29.6%	35.7%	6.1%

Cost of revenue from hardware and software-related parties decreased, causing gross profit from non-related parties increased, was mainly because revenue from software business, which usually enjoying a higher margin, occupied larger proportion of our revenue.

	For the Years Ended
	June 30,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Total revenues-hardware and software- related parties	¥7,909,994	¥9,713,209	¥1,803,215	22.8%
Cost of revenues -hardware and software- related parties	4,584,221	6,346,850	1,762,629	38.4%
Gross profit	¥3,325,773	¥3,366,359	¥40,586	1.2%
Margin %	42.0%	34.7%	(7.4)%

Cost of revenue from hardware and software-related parties increased as revenue increased. While gross margin decreased was mainly because software revenue accounted for larger proportion last year.

	For the Years Ended
	June 30,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Total revenues- service	¥13,985,465	¥25,464,003	¥11,478,538	82.1%

Cost of revenues – service	8,945,100	18,567,123	9,622,023	107.6%

Gross profit	¥5,040,365	¥6,896,880	¥1,856,515	36.8%
Margin %	36.0%	27.1%	(9.0)%	—

Cost of revenue and gross margin from service business both increased as fracturing business increased dramatically. While as more popularization and completion in this aspect, general margin decreased. So did our business. So far, our management are trying to ease this negative situation through import substitution and training our own service team to save cost, thus to maintain a reasonable margin level.

Expenses

	For the Years Ended
	June 30,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Selling and distribution expenses	5,054,219	6,126,095	1,071,876	21.2%
% of revenue	6.7%	8.0%	1.3%
General and administrative expenses	16,484,972	10,978,942	(5,506,030)	(33.4)%
% of revenue	21.8%	14.3%	(7.5)%
Research and development expenses	6,270,919	8,513,680	2,242,761	35.8%
% of revenue	8.3%	11.1%	2.8%

Operating expenses	¥27,810,110	¥25,618,717	¥(2,191,393)	(7.9)%

                Selling and Distribution Expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling and distribution expenses increased by 21.2%, from approximately ¥5.1 million for the year ended June 30, 2012 to approximately ¥6.1 million ($1 million) for the same period of 2013. This increase was primarily due to the increased expenses related to shipping charges, traveling expenses and maintenance expenses. Selling and distribution expenses were 6.7% of total revenues in the year ended June 30, 2012 and 8% of total revenues in the same period of 2013. The percentage increase was a result of the above-mentioned expenses.

                General and Administrative Expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses and other expenses incurred in connection with general operations. General and administrative expenses decreased by 33.4%, or approximately ¥5.6 million ($0.9 million), from approximately ¥16.5 million in the year ended June 30, 2012 to approximately ¥11.0 million ($1.8 million) in the same period of 2013. General and administrative expenses were 21.8% of total revenues in 2012 and 14.3% of total revenues in 2013. The decrease in general and administrative expenses was mainly caused by lower allowance for doubtful accounts, audit fees, consulting and legal fees, offset by increased in salaries and entertainment expenses.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses increased by 35.8%, from approximately ¥6.3 million for the year ended June 30, 2012 to approximately ¥8.5 million ($1.4 million) for the same period of 2013. This increase was primarily due to the increase in R&D expenditure on our furnaces and fracturing services required to update our products and services.

Net Income

	For the Years Ended
	June 30,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Loss from operations	¥(3,537,681)	¥(564,747)	¥2,972,934	(84.0)%

Interest and other income (loss)	(196,851)	1,471,159	1,668,010	(847.3)%

Income (loss) before income taxes	(3,734,532)	906,412	4,640,944	(124.3)%

Provision (benefit) for income taxes	(220,050)	286,871	506,921	(230.4)%

Net income (loss)	(3,514,482)	619,541	4,134,023	(117.6)%
Less: Net income attributable to non-controlling interest	305,653	579,843	274,190	89.7%
Net income (loss) attributable to ordinary shareholders	¥(3,820,135)	¥39,698	¥3,859,833	(101.0)%

Loss from operations. Loss from operations was approximately ¥0.6 million ($0.1 million) for the year ended June 30, 2013, compared to a loss of approximately ¥3.5 million for the same period of 2012. This decrease in loss from operations is attributed primarily to the increased revenue and decrease in general and administrative expenses.

Interest and other income (loss). Interest and other income was approximately ¥1.5 million ($0.2 million) for the year ended June 30, 2013, compared to interest and other loss of ¥0.2 million for the same period of 2012. The approximately ¥1.7 million ($0.3 million) increase in interest and other income was primarily due to increases in subsidy income, interest income, gain from foreign currency transactions and other income, offset by increase in interest expenses.

Provision (benefit) for income tax. Provision for income tax is based upon the liability method of accounting pursuant to US GAAP. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is recorded against deferred tax assets if it is not likely that the asset will be realized. We have not been subject to any income taxes in the United States or the Cayman Islands. Enterprises doing business in the PRC are generally subject to federal (state) enterprise income tax at a rate of 25%; however, Nanjing Recon and BHD were granted the certification of High Technology Enterprise and are taxed at a rate of 15% for taxable income generated.

Benefit for income tax for the year ended June 30, 2012 was ¥220,050, while the provision for income tax for the year ended June 30, 2013 was ¥286,871 ($46,358). Income taxes were higher in the 2013 period notwithstanding net losses because the VIEs had higher pre-consolidation taxable income, which could not be offset by losses of the consolidated entity.

Net income (loss) attributable to ordinary shareholders. As a result of the factors described above, net income attributable to ordinary shareholders was ¥39,698 ($6,415) for the year ended June 30, 2013, an improvement of approximately ¥4 million ($0.6 million) from net loss attributable to ordinary shareholders of approximately ¥3.8 million for same period of 2012.

Adjusted EBITDA. We define adjusted EBITDA as net income (loss) before income tax expense, interest expense, non-cash stock compensation expense, and depreciation and amortization expense. We believe it is useful to an equity investor in evaluating our operating performance because (1) it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods, the book value of assets, the capital structure and the method by which the assets were acquired; and (2) it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

	For the Years Ended
	June 30,
	2012	2013	Increase /	Percentage	2013
	RMB	RMB	(Decrease)	Change	USD
Reconciliation of Adjusted EBITDA to Net Income (Loss)

Net income (loss)	¥(3,514,482)	¥619,541	¥4,134,023	117.6%	$100,116

Provision (benefit) for income taxes	(220,050)	286,871	506,921	230.4%	46,358

Interest expense and foreign currency adjustment	1,009,127	1,323,726	314,599	31.2%	213,911

Stock compensation expense	1,239,788	1,852,656	612,868	49.4%	299,385

Depreciation and amortization	361,790	618,552	256,762	71.0%	99,957

Adjusted EBITDA	¥(1,123,827)	¥4,701,346	¥5,825,173	518.3%	$759,727

Adjusted EBITDA improved by approximately ¥5.8 million ($1 million) to approximately ¥4.7 million ($0.8 million) for the year ended June 30, 2013 compared to loss of approximately ¥1.1 million for the same period in 2012 as a result of increased revenues and lower operating expenses. Compared to net income attributable to ordinary shareholders, we believe EBITDA more accurately reflects our operations.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of June 30, 2013, we had cash and cash equivalents in the amount of approximately ¥12.4 million ($2 million).

Indebtedness. As of June 30, 2013, we had approximately ¥0.6 ($0.1 million) of short-term borrowings from third parties, approximately ¥5.5 million ($0.9 million) of short-term borrowings from related parties, and ¥10 million ($1.6 million) in commercial loans from two local banks. Other than these amounts, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations, bank loans and short-term borrowings. As of June 30, 2013, we had total assets of approximately ¥135.5 million ($21.9 million), which includes cash amounting to approximately ¥12.4 million ($2 million), net accounts receivable from third parties amounting to approximately ¥38.6 million ($6.2 million), and net accounts receivable from related parties amounting to approximately ¥18.7 million ($3 million). Working capital amounted to approximately ¥82.0 million ($13.2 million), and shareholders’ equity amounted to approximately ¥81.5 million ($13.2 million). Our management believes, as most of our accounting receivables can be collected in one year, our working capital will be sufficient to satisfy our liquidity requirement of current operations for the next 12 months.

Cash from Operating Activities. Net cash provided by operating activities was approximately ¥24.8 million ($4 million) for the year ended June 30, 2013. This was an increase of approximately ¥46.5 million ($7.5 million) compared to net cash used in operating activities of approximately ¥21.7 million for year ended June 30, 2012. This increase was mainly due to the fact that we earned net profit in fiscal 2013 while we experienced net losses in fiscal 2012. In more detail:

1.	Collection of trade accounts receivable from third parties and related parties increased approximately ¥25.8 million ($4.2 million);
2.	Inventory decreased approximately ¥11.0 million ($1.8 million) due to increasing sales activities;
3.	Other accounts payable increased approximately ¥2.8 million ($0.5 million) mainly due to an increase in other accounts payable to one related party;
4.
Trade accounts payable, including payables to related parties, decreased approximately ¥5.9 million ($0.9 million) because of some purchases due on suppliers’ demand, which were mainly to our supplier of furnaces; and

5.	Payment of VAT, which caused a decrease of approximately ¥2.9 million ($0.5 million) in taxes payable, which was offset by tax recoverable.

Cash from Investing Activities. Net cash used in investing activities was approximately ¥2.1 million ($0.3 million) for the year ended June 30, 2013, an increase of ¥1.3 million ($0.2 million) from ¥0.8 million for the same period of 2012. The increase in net cash used in investing activities was mainly due to an approximately ¥1.5 million increase in long-term investment for a 32.2% equity investment in a U.S. oil and natural gas company offset by ¥0.2 million increase in proceeds from disposal of fixed assets and a decrease of approximately ¥86,000 in purchase of property and equipment.

Cash from Financing Activities. Net cash used in financing activities amounted to approximately ¥14.2 million ($2.3 million) for the year ended June 30, 2013, compared to cash flows provided by financing activities of approximately ¥22.7 million for the year ended June 30, 2012. During the year ended June 30, 2013, we repaid ¥23 million ($3.7 million) in commercial bank loans and received ¥10 million ($1.6 million) in loans from two banks, which were guaranteed by one of our shareholders, Mr. Chen Guangqiang, who is also an officer and director of our company.

Working Capital. Total working capital as of June 30, 2013 amounted to approximately ¥82 million ($13.2 million), compared to approximately ¥74.2 million as of June 30, 2012. Total current assets as of June 30, 2013 amounted to approximately ¥128.7 million ($20.8 million), a decrease of approximately ¥11.4 million ($1.6 million) compared to approximately ¥140.1 million at June 30, 2012. The decrease in total current assets at June 30, 2013 compared to June 30, 2012 was mainly due to decrease of trade accounts receivable and inventory.

Current liabilities amounted to approximately ¥46.7 million ($7.6 million) at June 30, 2013, in comparison to approximately ¥65.9 million at June 30, 2012, a decrease of approximately ¥19.2 million ($3.1 million). This reduction of liabilities was attributable mainly to payment of trade accounts payable and taxes and repayment of short-term bank loans and short-term borrowings of non-related parties.

Recently Enacted Accounting Standards

None.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.

Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes, together with the report of Friedman LLP for the years ended June 30, 2013 and 2012 are set forth following the signature pages of this report.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2013, our company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Included in this Annual Report on Form 10-K, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic U.S. Securities and Exchange Commission (the “Commission”) filings.

Changes in Internal Control over Financial Reporting

Management continues to focus on internal control over financial reporting. As of June 30, 2013, the Company has completed certain documentation of our internal controls and implemented the following remedial initiatives:

⋅      Improved the design and documentation related to multiple levels of review over financial statements included in our SEC filings;
⋅      Expanded the design and assessment test work over the monitoring function of entity level controls;
⋅      Enhanced documentation retention policies over test work related to our continuous management assessments of internal control effectiveness; and
⋅      Expanded documentation practices and policies related to various key controls to provide support and audit trails for both internal management assessment as well as external auditor testing.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2013. In making this assessment, management used the 1992 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework(old) summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, the Company’s management believes that, as of June 30, 2013, its internal control over financing reporting is not effective based on those criteria.

The specific material weaknesses identified by the Company’s management as of June 30, 2013 are described as follows:

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

We recently completed our designs of our internal controls and assessments for all of our financial reporting cycles during fiscal year 2013, and we are unable to declare effectiveness of our controls due to lack of sufficient time to obtain evidence of operating effectiveness as of June 30, 2013 due to lack of monitoring of our internal controls (lack of self-testing of internal controls). Therefore, we determined that the lack of time to evaluate our design and operating effectiveness is a material weakness. It should be noted, however, that (a) many actions had been undertaken to enhance the control environment during the year; and (b) there are other remedial activities that are scheduled to be take place in fiscal 2014.

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

• Formalization of periodic communication between management and the audit committee; and

• Implementation of policies and procedures intended to enhance management monitoring and oversight by the Audit Committee.

In addition to the foregoing efforts, the Company expects to implement the following remedial actions during fiscal year 2014:

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

• Monitoring of internal controls by performing self-testing of various key controls.

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

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401:

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them:

Name	Age	Position Held
Mr. Yin Shenping	44	Chief Executive Officer and Director
Ms. Liu Jia	30	Chief Financial Officer
Mr. Chen Guangqiang	50	Chief Technology Officer and Director
Mr. Zhao Shudong	67	Independent Director
Mr. Nelson N.S. Wong	51	Independent Director (Audit Committee Chair)
Mr. Hu Jijun	48	Independent Director

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

Employment Agreements

We have employment agreements with each of our Chief Executive Officer, Chief Technology Officer and Chief Financial Officer. With the exception of the employment agreement with our Chief Financial Officer, each of these employment agreements provides for an indefinite term. Such employment agreements may be terminated (1) if the employee gives written notice of his or her intention to resign, (2) the employee is absent from three consecutive meetings of the Board of Directors, without special leave of absence from the other members of the Board of Directors, and the Board of Directors passes a resolution that such employee has vacated his office, or (3) the death, bankruptcy or mental incapacity of the employee. The employment agreement for our Chief Financial Officer provides for a one-year term, currently expiring on March 12, 2014. Such employment agreement may be terminated if the employee gives thirty days’ written notice of her intention to resign, or if the Board of Directors determines she can no longer perform her duties as Chief Financial Officer and provides her with thirty days’ written notice of termination.

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

Share Option Pool

In connection with our initial public offering, we established a pool for share options for the Domestic Companies’ and our employees. This pool contains options to purchase up to 790,362 of our ordinary shares. The options will vest at a rate of 20% per year for five years and have an exercise price of the market price of our shares on the date the options are granted. To date, we issued 608,000 options out of our employee share option pool. We initially granted 293,000 options in 2009. We held a shareholder meeting in December 2010 and announced the resignation of three directors, and as a result, 100,000 options were forfeited and went back to the pool. In 2012, we granted an additional 415,000 options. Currently, we have 608,000 options outstanding.

Board of Directors and Board Committees

Our board of directors currently consists of five (5) members. There are no family relationships between any of our executive officers and directors.

The directors are divided into three classes, as nearly equal in number as the then total number of directors permits. Class I directors shall face re-election at our annual general meeting of shareholders in 2014 and every three years thereafter. Class II directors shall face re-election at our annual general meeting of shareholders in 2015 and every three years thereafter. Class III directors shall face re-election at our annual general meeting of shareholders in 2016 and every three years thereafter.

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

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). Mr. Zhao, Mr. Wong, and Mr. Hu are our independent directors.

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

Item 11.

Executive Compensation.

The following table shows the annual compensation paid by us to Mr. Yin Shenping, our Chief Executive Officer, for the years ended June 30, 2013 and 2012. No other employee or officer received more than $100,000 in total compensation in 2013 or 2012.

Summary Executive Compensation Table

Name and principal position	Year	Salary		Bonus	Option Awards		All Other Compensation	Total
Yin Shenping, Principal Executive Officer	2013	$85,437	(1)	$—	$—	(2)	$—	$85,437
	2012	$81,359	(1)	$—	$119,200	(2)	$0	$200,559
Chen Guangqiang, Chief Technology Officer	2013	$71,942	(3)	$12,945	$—	(4)	$—	$84,887
	2012	$71,003	(3)	$7,911	$74,500	(4)	$—	$153,414

(1)	Mr. Yin Shenping has earned this salary and we have accrued for it; however, we have not yet paid these amounts to Mr. Yin. During fiscal 2013 and 2012, Mr. Yin did not receive any salary payment.
(2)
On July 30, 2009, 60,000 share options were awarded to Yin Shenping, which options vest over a period of five years, 20% of which vest on July 30 each year beginning in 2010. The grant date fair value of such options was $4.42 per share, and the total amount of option awards was recognized in the year of grant.
On March 26, 2012, 80,000 share options were awarded to Yin Shenping, which options vest over a period of five years, 20% of which vest on March 26 of each year beginning in 2013. The grant date fair value of such options was $1.59 per share, and the total amount of option awards was recognized in the year of grant.

(3)
Mr. Chen Guangqiang has earned this salary and we have accrued for it; however, we have not yet paid these amounts to Mr. Chen. During fiscal 2013 and 2012, Mr. Chen did not receive any salary payment but did receive the bonus payments for such years.

On July 30, 2009, 50,000 share options were awarded to Chen Guangqiang, which options vest over a period of five years, 20% of which vest on July 30 of each year beginning in 2010. The grant date fair value of such options was $4.42 per share, and the total amount of option awards was recognized in the year of grant.
On March 26, 2012, 50,000 share options were awarded to Chen Guangqiang, which options vest over a period of five years, 20% of which vest on March 26 of each year beginning in 2013. The grant date fair value of such options was $1.59 per share, and the total amount of option awards was recognized in the year of grant.

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

Summary Director Compensation Table

Name(1)	Fees earned or paid in cash	Option Awards	Total(2)
Nelson N.S. Wong	$10,000	$—	$10,000
Hu Jijun	$4,000	$—	$4,000
Zhao Shudong	$4,000	$—	$4,000

(1)	Compensation for our directors Yin Shenping and Chen Guangqiang, who also serve as executive officers, is fully disclosed in the executive compensation table.
(2)	None of the directors received any ordinary share awards, nonqualified deferred compensation earnings or non-equity incentive plan compensation in fiscal year 2012.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	608,000	$3.925	182,362

List of Option Holders

The following is a list of individuals who hold options to purchase ordinary shares of our company as of the date of this filing. All options with an exercise price of $6.00 per share were granted on July 29, 2009, while all options with an exercise price of $2.96 per share were granted on March 26, 2012. All options vest over a period of 5 years, at a rate of 20% per year beginning on the first anniversary of grant, and are exercisable for ten years from the date of grant.

Name	Options	Exercise Price
Chen Guangqiang	50000	$6.00
	50000	$2.96
Dong Zhibao	5,000	$2.96
Fu Huifang	2,000	$2.96
Hu Jijun	15,000	$6.00
Huang Huiyan	40,000	$2.96
Jiang Zhiyan	2,000	$2.96
Li Donglin	50,000	$2.96
Liu Jia	50,000	$6.00
Liu Jinachang	5,000	$2.96
Lv Jing	5,000	$2.96
Nelson Wong	18,000	$6.00
Qi Jianming	4,000	$2.96
Shen Yuan	30,000	$2.96
Song Zhaoxia	2,000	$2.96
Tang Fuqi	30,000	$2.96
Tang Xiaolin	6,000	$2.96
Wang Ning	1,000	$2.96
Wang Pan	5,000	$2.96
Wang Shubiao	2,000	$2.96
Wang Youhong	40,000	$2.96
Wu Yingfu	4,000	$2.96
Xie Longxiao	3,000	$2.96
Xu Qing	5,000	$2.96
Yan Yingwu	20,000	$2.96
Yin Shenping	60,000	$6.00
	80,000	$2.96
Yu Wen	5,000	$2.96
Zhang Pei	4,000	$2.96
Zhao Shudong	15,000	$2.96

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

	Amount of Beneficial Ownership	Percentage Ownership
Yin Shenping (1)	683,761	17.03%
Chen Guangqiang (2)	669,761	16.74%
Hu Jijun (3)	12,000	* %
Nelson Wong (4)	14,400	* %
Zhao Shudong(5)	3,000	* %
Liu Hui (6)	833,681	21.10%
Chen Yiquan (6)	833,681	21.10%
Total	2,130,403	55.60%
Directors and Executive Officers as a Group (seven members)	1,283,522	34.50%

(1)
Includes 64,000 options to purchase ordinary shares that were exercisable within 60 days after September 25, 2013. Does not include 76,000 options that were not exercisable within 60 days after September 25, 2013.

(2)
Includes 50,000 options to purchase ordinary shares that were exercisable within 60 days after September 25, 2013. Does not include 50,000 options that were not exercisable within 60 days after September 25, 2013.

(3)
Includes 12,000 options to purchase ordinary shares that were exercisable within 60 days after September 25, 2013. Does not include 3,000 options that were not exercisable within 60 days after September 25, 2013.

(4)
Includes 14,400 options to purchase ordinary shares that were exercisable within 60 days after September 25, 2013. Does not include 3,600 options that were not exercisable within 60 days after September 25, 2013.

(5)
Includes 3,000 options to purchase ordinary shares that were exercisable within 60 days after September 25, 2013. Does not include 12,000 options that were not exercisable within 60 days after September 25, 2013.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Because we do not have access certification to Jidong Oilfield, Nanjing Recon, one of our Domestic Companies, conducted transactions with Jidong Oilfield through Beijing Yabeinuoda Technology Development Co. Ltd. (“Yabeinuoda”), which has access certification to the oilfield and wherein Mr. Yin is the legal representative. Mr. Yin does not have any equity interest in this company currently. In the year ended June 30, 2013, Nanjing Recon sold ¥8,815,773 ($1,424,610) of goods and services to Yabeinuoda. During the same period, Nanjing Recon has accounts receivables from Yabeinuoda in the amount of ¥19,722,574 ($3,187,126) as of June 30, 2013, and ¥1,250,000 was received as of September 28, 2013. Below is a summary of trade accounts receivable with related parties as of June 30, 2012 and 2013, respectively.

	June 30, 2012	June 30, 2013	June 30, 2013
Related Party	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥21,757,039	¥19,722,574	$3,187,126
Allowance for doubtful accounts	(1,362,290)	(978,210)	(158,077)
Total - related-parties, net	¥20,394,749	¥18,744,364	$3,029,049

Below is a summary of purchase advances to related parties as of June 30, 2012 and 2013, respectively

	June 30, 2012	June 30, 2013	June 30, 2013
Related Party	RMB	RMB	U.S. Dollars
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	¥1,093,534	¥394,034	$63,675

In addition, included in the Company’s other receivables as of June 30, 2013 were amounts “due from ENI” after ENI ceased to be a VIE of the Company on December 16, 2010. In January 2012, ENI agreed to repay the loan on a determined payment schedule, and interest is accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest will be repaid over three years on a quarterly basis. The first four payments are set at RMB 1.2 million each. In March, June, September and December of 2012, the Company received an aggregate of RMB 4.8 million. Starting March 2013, installment for each quarter would be ¥1,777,653. The Company has received the payment on time in March and June 2013. The payments required after 1 year are RMB 3,502,680 ($566,026).

Accordingly, the current and non-current portion of the amount due from ENI at June 30, 2013 is determined to be RMB 6,799,669 ($1,098,812) and RMB 3,502,680 ($566,026) , respectively.

The Company also had short-term borrowings from related parties. Below is a summary of the Company’s short-term borrowings due to related parties as of June 30, 2012 and 2013, respectively.

Short-term borrowings due to related	June 30, 2012	June 30, 2013	June 30, 2013
parties:	RMB	RMB	U.S. Dollars
Due-on-demand borrowings from Founders, no interest	¥46,377	¥6,377	$1,031
Due-on-demand borrowings from Founder's family member, no interest	-	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, due and paid on March 20, 2013	272,895	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, due and paid on October 21, 2012	3,000,000	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, due and paid on March 27, 2013	200,000	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, due on December 21, 2013	-	3,653,906	590,463
Short-term borrowing from a Founder's family member, 6% annual interest, matures on November 29, 2013	-	1,610,000	260,173
Short-term borrowings from Xiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2013	200,000	200,000	32,320
Short-term borrowings from management, 6% annual interest, due on December 7, 2013	404,034	32,996	5,333
Total short-term borrowings due to related parties	¥4,123,306	¥5,503,279	$889,318

Other than as described herein, no transactions required to be disclosed under Item 404 of Regulation S-K have occurred since the beginning of the Company’s last fiscal year.

Director Independence

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). Mr. Wong, Mr. Hu and Mr. Zhao are our independent directors.

Item 14.

Principal Accountant Fees and Services.

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2012 and 2013.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal years 2012 and 2013, Friedman LLP’s audit fees were $142,000 and $180,000, respectively.

Audit-Related Fees

The Company has not paid Friedman LLP for audit-related services in fiscal years 2013 and 2012.

Tax Fees

The Company has not paid Friedman LLP for tax services in fiscal years 2012 and 2013.

All Other Fees

The Company has not paid Friedman LLP for any other services in fiscal years 2012 and 2013.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

Item 15.

Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Number	Exhibit

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

14.1	Code of Ethics of the Company. (2)

21.1	List of subsidiaries of the Company. (3)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

99.1	Audit Committee Charter (2)

99.2	Press release dated September 27, 2013 titled “Recon Reports Fiscal Year 2013 Financial Results”.(4)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Incorporated by reference to the Company’s Annual Report of Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on September 28, 2009.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed on January 31, 2012.
(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

September 27, 2013	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Yin Shenping	Chief Executive Officer and Director	September 27, 2013
Yin Shenping	(Principal Executive Officer)

/s/ Chen Guangqiang	Chief Technology Officer and Director	September 27, 2013
Chen Guangqiang

/s/ Zhao Shudong	Director	September 27, 2013
Zhao Shudong

/s/ Nelson N.S. Wong	Director	September 27, 2013
Nelson N.S. Wong

/s/ Hu Jijun	Director	September 27, 2013
Hu Jijun

RECON TECHNOLOGY, LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Recon Technology, Ltd.

We have audited the accompanying consolidated balance sheets of Recon Technology, Ltd. as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for the years then ended.  Recon Technology, Ltd.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Recon Technology, Ltd. as of June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
September 27, 2013

RECON TECHNOLOGY, LTD
Consolidated Balance Sheets

	As of June 30,	As of June 30,	As of June 30,
	2012	2013	2013
	RMB	RMB	U.S. Dollars
ASSETS
Current assets
Cash and cash equivalents	¥3,533,283	¥12,350,392	$1,995,797
Notes receivable	-	2,578,855	416,738
Trade accounts receivable, net	61,993,942	38,648,780	6,245,561
Trade accounts receivable- related parties, net	20,394,749	18,744,364	3,029,049
Inventories, net	24,281,300	13,271,070	2,144,577
Other receivables, net	8,074,096	19,131,503	3,091,610
Other receivables- related parties	17,729	742,528	119,991
Purchase advances, net	16,250,616	18,412,507	2,975,422
Purchase advances- related parties	1,093,534	394,034	63,675
Tax recoverable	2,790,722	575,650	93,024
Prepaid expenses	535,336	2,853,956	461,192
Deferred tax asset	1,106,801	1,006,721	162,684
Total current assets	140,072,108	128,710,360	20,799,320

Property and equipment, net	1,774,820	1,709,846	276,307
Long-term investment	-	1,549,450	250,388
Long-term other receivable	10,302,349	3,502,680	566,026
Total Assets	¥152,149,277	¥135,472,336	$21,892,041

LIABILITIES AND EQUITY
Current liabilities
Short-term bank loans	¥23,000,000	¥10,000,000	$1,615,979
Trade accounts payable	11,905,560	7,384,165	1,193,265
Trade accounts payable- related parties	5,339,231	3,994,718	645,538
Other payables	2,341,826	1,964,691	317,490
Other payable- related parties	1,099,259	4,239,675	685,122
Deferred revenue	3,291,073	3,381,382	546,424
Advances from customers	936,124	470,700	76,064
Accrued payroll and employees' welfare	949,579	1,992,783	322,030
Accrued expenses	476,416	488,730	78,978
Taxes payable	9,681,620	6,754,428	1,091,501
Short-term borrowings- related parties	4,123,306	5,503,279	889,318
Short-term borrowings- other	2,767,066	570,375	92,171
Total current liabilities	65,911,060	46,744,926	7,553,880

Long-term borrowings-related party	-	-	-
Total Liabilities	65,911,060	46,744,926	7,553,880

Commitments and Contingency

Equity
Common stock, ($ 0.0185 U.S. dollar par value, 25,000,000 shares authorized; 3,951,811 shares issued and outstanding as of June 30, 2012 and June 30, 2013)	529,979	529,979	85,641
Additional paid-in capital	67,643,791	69,516,447	11,233,710
Appropriated retained earnings	2,378,961	3,023,231	488,548
Unappropriated retained earnings	9,354,535	8,749,963	1,413,975
Accumulated other comprehensive loss	(290,496)	(293,201)	(47,378)
Total controlling shareholders’ equity	79,616,770	81,526,419	13,174,496
Non-controlling interest	6,621,447	7,200,991	1,163,665
Total equity	86,238,217	88,727,410	14,338,161
Total Liabilities and Equity	¥152,149,277	¥135,472,336	$21,892,041

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended
	June 30,
	2012	2013	2013
	RMB	RMB	USD
Revenues
Hardware and software	¥53,646,920	¥41,408,517	$6,691,529
Service	13,985,465	25,464,003	4,114,929
Hardware and software - related parties	7,909,994	9,713,209	1,569,634
Total revenues	75,542,379	76,585,729	12,376,092

Cost of revenues
Hardware and software	¥37,740,629	¥26,617,786	$4,301,378
Service	8,945,100	18,567,123	3,000,408
Hardware and software - related parties	4,584,221	6,346,850	1,025,637
Total cost of revenues	51,269,950	51,531,759	8,327,423
Gross profit	24,272,429	25,053,970	4,048,669

Selling and distribution expenses	5,054,219	6,126,095	989,964
General and administrative expenses	16,484,972	10,978,942	1,774,174
Research and development expenses	6,270,919	8,513,680	1,375,793
Operating expenses	27,810,110	25,618,717	4,139,931

Loss from operations	(3,537,681)	(564,747)	(91,262)

Other income (expenses)
Subsidy income	554,856	2,257,344	364,782
Interest income	335,517	570,442	92,182
Interest expense	(962,824)	(1,557,204)	(251,641)
Gain from foreign currency exchange	(46,303)	233,478	37,730
Other income (expense)	(78,097)	(32,901)	(5,317)

Income (loss) before income tax	(3,734,532)	906,412	146,474
Provision (benefit) for income tax	(220,050)	286,871	46,358
Net Income (loss)	(3,514,482)	619,541	100,116

Less: Net income attributable to non-controlling interest	305,653	579,843	93,701
Net Income (loss) attributable to Recon Technology, Ltd	¥(3,820,135)	¥39,698	$6,415

Comprehensive income (loss)
Net income (loss)	(3,514,482)	619,541	100,116
Foreign currency translation adjustment	(1,599)	(3,004)	(487)
Comprehensive income (loss)	(3,516,081)	616,537	99,629
Less: Comprehensive income attributable to non-controlling interest	305,830	579,543	93,653
Comprehensive income (loss) attributable to Recon Technology, Ltd	¥(3,821,911)	¥36,994	$5,976

Earnings (loss) per common share - basic	¥(0.97)	¥0.01	$0.00
Earnings per common share - diluted	¥(0.97)	¥0.01	$0.00
Weighted - average shares -basic	3,951,811	3,951,811	3,951,811
Weighted - average shares -diluted	3,951,811	3,951,811	3,951,811

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD
CONSOLIDATED STATEMENTS OF EQUITY

	Ordinary Shares		Additional Paid-in Capital	Statutory Reserves	Retained Earnings	Accumulated Other Comprehensive loss	Controlling Shareholders' Equity	Non-controlling Interest	Total Equity	Total Equity
	Number of Shares	Amount (RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(USD)

Balance, July 1, 2011	3,951,811	¥529,979	¥65,877,686	¥2,058,429	¥13,495,199	¥(288,897)	¥81,672,396	¥6,315,971	¥87,988,367	$14,218,734

Capital contribution in VIE			500,000				500,000		500,000	80,799
Stock based payment			1,266,105				1,266,105		1,266,105	204,600
Net income (loss) for the year					(3,820,132)		(3,820,132)	305,653	(3,514,479)	(567,932)
Appropriation of statutory reserves				320,532	(320,532)		-		-	-
Foreign currency translation adjustment						(1,599)	(1,599)	(177)	(1,776)	(287)
Balance,June 30, 2012	3,951,811	¥529,979	¥67,643,791	¥2,378,961	¥9,354,535	¥(290,496)	¥79,616,770	¥6,621,447	¥86,238,217	$13,935,914

Capital contribution in VIE			20,000				20,000		20,000	3,232
Stock based payment			1,852,656				1,852,656		1,852,656	299,385
Net income (loss) for the year					39,698		39,698	579,843	619,541	100,117
Appropriation of statutory reserves				644,270	(644,270)		-		-	-
Foreign currency translation adjustment						(2,705)	(2,705)	(299)	(3,004)	(487)
Balance,June 30, 2013	3,951,811	¥529,979	¥69,516,447	¥3,023,231	¥8,749,963	¥(293,201)	¥81,526,419	¥7,200,991	¥88,727,410	$14,338,161

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2012	2013	2013
	RMB	RMB	U.S. Dollars
Cash flows from operating activities:
Net income (loss)	¥(3,514,482)	¥619,541	$100,116
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	361,790	618,552	99,957
Loss from disposal of equipment	8,056	38,006	6,142
Provision/(recovery of) for doubtful accounts	3,919,052	(749,121)	(121,056)
Stock based compensation	1,239,788	1,852,656	299,385
Deferred tax (benifit)/provision	(648,668)	100,080	16,173
Changes in operating assets and liabilities:
Trade accounts receivable	(42,916,527)	25,107,519	4,057,322
Trade accounts receivable-related parties	5,588,423	672,175	108,622
Notes receivable	1,276,574	(2,578,855)	(416,738)
Other receivable, net	447,706	(4,263,858)	(689,031)
Other receivables related parties, net	4,365,271	(724,799)	(117,126)
Purchase advance, net	(4,488,357)	(2,190,796)	(354,028)
Purchase advance-related party, net	(103,706)	699,500	113,038
Tax recoverable	(2,790,722)	2,215,072	357,951
Prepaid expense	480,963	(2,318,620)	(374,684)
Inventories	(1,705,206)	11,010,230	1,779,230
Trade accounts payable	5,585,072	(4,521,395)	(730,648)
Trade accounts payable-related parties	5,339,231	(1,344,513)	(217,270)
Other payables	380,902	(377,135)	(60,944)
Other payables-related parties	1,037,782	3,140,416	507,485
Deferred income	870,576	90,309	14,594
Advances from customers	153,179	(465,424)	(75,212)
Accrued payroll and employees' welfare	791,755	1,043,204	168,580
Accrued expenses	131,401	12,314	1,990
Taxes payable	2,489,497	(2,927,192)	(473,028)
Net cash provided by (used in) operating activities	(21,700,650)	24,757,866	4,000,820

Cash flows from investing activities:
Purchase of property and equipment	(1,031,028)	(753,583)	(121,777)
Long-term investment	-	(1,549,450)	(250,388)
Proceeds from disposal of equipment	18,787	162,000	26,179
Net cash used in investing activities	(1,012,241)	(2,141,033)	(345,986)

Cash flows from financing activities:
Proceeds from short-term bank loans	23,000,000	10,000,000	1,615,979
Repayments of short-term bank loans	(5,000,000)	(23,000,000)	(3,716,751)
Proceeds from short-term borrowings	2,153,780	579,073	93,577
Proceeds from borrowings-related parties	4,991,907	1,962,450	317,128
Repayment of short-term borrowings	(1,130,000)	(2,775,764)	(448,558)
Repayment of short-term borrowings-related parties	(1,780,000)	(582,477)	(94,127)
Capital contribution in VIE	500,000	20,000	3,232
Net cash provided by (used in) financing activities	22,735,687	(13,796,718)	(2,229,520)

Effect of exchange rate fluctuation on cash and cash equivalents	24,543	(3,006)	(488)

Net increase in cash and cash equivalents	47,339	8,817,109	1,424,826
Cash and cash equivalents at beginning of year	3,485,944	3,533,283	570,971
Cash and cash equivalents at end of year	¥3,533,283	¥12,350,392	$1,995,797

Supplemental cash flow information
Cash paid during the period for interest	¥442,719	¥1,356,581	$219,221
Cash paid during the period for taxes	¥494,087	¥832,028	$134,454

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

The Company conducted its business through the following PRC legal entities that were consolidated as variable interest entities (“VIEs”) and operate in the Chinese oilfield equipment & service industry:

1.     Beijing BHD Petroleum Technology Co., Ltd. (“BHD”), and
2.     Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”).

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in petroleum businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. On January 1, 2008, to protect the Company’s shareholders from possible future foreign ownership restrictions, the Founders, who also held the controlling interest of BHD and Nanjing Recon, reorganized the corporate and shareholding structure of these entities by entering into certain exclusive agreements with Recon-JN, which entitles Recon-JN to receive a majority of the residual returns. On May 29, 2009 Recon-JN and BHD and Nanjing Recon entered into an operating agreement to provide full guarantee for the performance of such contracts, agreements or transactions entered into by BHD and Nanjing Recon. As a result of the new agreement, Recon-JN absorbs 100% of the expected losses and receives 90% of the expected gains of BHD and Nanjing Recon, which resulted in Recon-JN being the primary beneficiary of these Companies.

Recon-JN also entered into Share Pledge Agreements with the Founders, who pledged all their equity interest in these entities to Recon-JN. The Share Pledge Agreements, which were entered into by each Founder, pledged each of the Founders’ equity interest in BHD and Nanjing Recon as a guarantee for the service payment under the Service Agreement.

The Service Agreement, entered into on January 1, 2008, between Recon-JN and BHD and Nanjing Recon, states that Recon-JN will provide technical consulting services to BHD and Nanjing Recon in exchange for 90% of their annual net profits as a service fee, which is to be paid quarterly.

In addition, Recon-HK entered into Option Agreements to allow Recon-HK to acquire the Founders’ interest in these entities if or when permitted by the PRC laws.

Based on these exclusive agreements, the Company consolidated BHD and Nanjing Recon as VIEs as required by Accounting Standards Codification (“ASC”) Topic 810, Consolidation because the Company was the primary beneficiary of the VIEs. Management makes ongoing reassessment of whether Recon-JN is the primary beneficiary of BHD and Nanjing Recon.

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

RECON TECHNOLOGY, LTD
NOtes to the consolidated financial statements

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and have been consistently applied.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

Variable Interest Entities - A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company performs ongoing assessments to determine whether an entity should be considered a VIE and whether an entity previously identified as a VIE continues to be a VIE and whether the Company continues to be the primary beneficiary.

RECON TECHNOLOGY, LTD
NOtes to the consolidated financial statements

Assets recognized as a result of consolidating VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The consolidated financial statements as of and for the year ended June 30, 2013 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.1882 = US$1.00, the approximate exchange rate prevailing on June 30, 2013. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

Estimates and assumptions - The preparation of the consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, the useful lives of property and equipment and the fair value of stock based payments. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

Fair Values of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, purchase advances, trade accounts payable, accrued liabilities, advances from customers, short-term bank loan and short-term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term other receivables approximate fair value because the interest rate approximates the market rate. Long-term investment is carried at less than fair value, with fair value determined using level 1 inputs.

Cash and Cash Equivalents - Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated original maturities of no more than three months. Since a majority of the bank accounts are located in the PRC, those bank balances are uninsured.

Trade Accounts and Other Receivables - Accounts receivable are carried at original invoiced amount less a provision for any potential uncollectible amounts. Accounts are considered past due when the related receivables are more than a year old. Provision is made against trade accounts and other receivables to the extent they are considered to be doubtful. Accounts are written off after extensive efforts at collection. Other receivables arise from transactions with non-trade customers.

Purchase Advances - Purchase advances are the amounts prepaid to suppliers for purchases of inventory and are recognized as inventory when the final amount is paid to the suppliers and the inventory is delivered.

Inventories - Inventories are stated at the lower of cost or market value, on a weighted average basis for BHD. Inventories are stated at the lower of cost or market value, on a first-in-first-out basis for Nanjing Recon. The methods of determining inventory costs are used consistently from year to year. Allowance for inventory obsolescence is provided when the market value of certain inventory items are lower than the cost.

Tax Recoverable – Tax recoverable represented amounts paid for value added tax (“VAT”) on purchases in the P.R.C. amounting to ¥2,790,722 and ¥575,650 ($93,024) at June 30, 2012 and 2013. These amounts can be used to offset VAT payable on sales made by the Company.

Property and Equipment - Property and equipment are stated at cost. Depreciation on motor vehicles and office equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets

RECON TECHNOLOGY, LTD
NOtes to the consolidated financial statements

Items	Useful life
Motor vehicles	5-10 years
Office equipment	2-5 years
Leasehold improvement	5 years

Long-term investment – Long-term investment in equity over which the Company has the ability to exercise significant influence but not control, and that, in general, are 20-50 percent owned are stated at cost plus equity in undistributed net income (loss) of the investee. These investments are evaluated for impairment, in which an impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be “other than temporary.” In judging “other than temporary,” the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company’s longer-term intent of retaining the investment in the investee.

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. There were no impairments at June 30, 2013.

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

Basic net income per share is computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of ordinary shares, ordinary shares equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options and warrants (using the treasury stock method). However, the effect from options and warrants would have been anti-dilutive due to the fact that the weighted average exercise price per share of options and warrants is higher than the weighted average market price per ordinary share during the years ended June 30, 2012 and 2013.

New Accounting Pronouncements

Recently issued accounting pronouncements- In February 2013 the FASB issued an accounting standards update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements. As this guidance only requires expanded disclosures, the adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In March 2013, the FASB issued an accounting standards update (“ASU”) No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,’ requiring the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The standards update is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013.  Early adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations.

NOTE 3. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2012	June 30, 2013	June 30, 2013
Third Party	RMB	RMB	U.S. Dollars

Trade accounts receivable	¥66,738,526	¥42,993,298	$6,947,626

Allowance for doubtful accounts	(4,744,584)	(4,344,518)	(702,065)

Total - third- party, net	¥61,993,942	¥38,648,780	$6,245,561

RECON TECHNOLOGY, LTD
NOtes to the consolidated financial statements

	June 30, 2012	June 30, 2013	June 30, 2013
Related Party	RMB	RMB	U.S. Dollars

Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥21,757,039	¥19,722,574	$3,187,126

Allowance for doubtful accounts	(1,362,290)	(978,210)	(158,077)

Total - related-parties, net	¥20,394,749	¥18,744,364	$3,029,049

One of the Founders, Mr. Yin Shen ping, is the legal representative of Beijing Yabei Nuoda Science and Technology Co. Ltd (“Yabei Nuoda”). The founder does not have any equity interest in this company currently. The receivable from Yabei Nuoda was generated primarily from the sale of automation system and services based on written contracts.

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30, 2012	June 30, 2013	June 30, 2013
Current Portion	RMB	RMB	U.S. Dollars

Due from ENI (A)	¥5,396,143	¥6,799,669	$1,098,812

Loans to third parties (B)	1,485,610	8,440,639	1,363,989

Business advance to staff (C)	1,139,796	2,977,176	481,105

Deposits for projects	146,903	185,669	30,004

Others	381,404	1,210,230	195,571

Allowance for doubtful accounts	(475,760)	(481,880)	(77,871)

Total	¥8,074,096	¥19,131,503	$3,091,610

Third Party	June 30, 2012	June 30, 2013	June 30, 2013
Non-Current Portion	RMB	RMB	U.S. Dollars

Due from ENI (A)	¥10,302,349	¥3,502,680	$566,026

Total	¥10,302,349	¥3,502,680	$566,026

(A)  After ENI ceased to be a VIE of the Company, ENI in January 2012 agreed to repay the loan on a payment schedule, with interest accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over approximately three years on a quarterly basis beginning March 2012. The first four payments are RMB 1.2 million each. In March, June, September and December of 2012, the Company received RMB 4.8 million. Starting March 2013, the installment for each quarter would be ¥1,777,653. The Company received the payments on time in March and June, 2013.The payments after one year are RMB3,502,680.

(B)  Loans to third-parties are mainly used for short-term funding to support cooperative companies. These loans are due on demand bearing no interest.

RECON TECHNOLOGY, LTD
NOtes to the consolidated financial statements

(C)  Business advance to staff represents advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

Other receivables - related parties represent loans to related parties for working capital advances to related entities. Such advances are due-on-demand and non-interest bearing.

Below is a summary of other receivables - related parties which consisted of the following:

Related Party	June 30, 2012	June 30, 2013	June 30, 2013
Name of Related Party	RMB	RMB	RMB
Beijing Yabei Nuoda Science and Technology Co. Ltd. (A)	¥-	¥500,000	$80,799

Other-travel advances (B)	17,729	292,528	39,192

Total	¥17,729	¥742,528	$119,991

(A)  Non-interest bearing loan for working capital purpose.
(B)  Other Travel advances were paid to the Company’s management. These advances are short term and will be offset against travel and business expenses.

NOTE 5. PURCHASE ADVANCES

The Company purchased products and services from a third-party and a related party during the normal course of business. Purchase advances consisted of the following at June 30, 2012 and 2013:

	June 30, 2012	June 30, 2013	June 30, 2013
Third Party	RMB	RMB	U.S. Dollars

Prepayment for inventory purchase	¥17,046,653	¥19,237,449	$3,108,731

Allowance for doubtful accounts	(796,037)	(824,942)	(133,309)

Total	¥16,250,616	¥18,412,507	$2,975,422

Below is a summary of purchase advances to related party.

	June 30, 2012	June 30, 2013	June 30, 2013
Related Party	RMB	RMB	U.S. Dollars
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	¥1,093,534	¥394,034	$63,675

Total	¥1,093,534	¥394,034	$63,675

One of the Founders of the Company and his family member collectively own 57% of Xiamen Huasheng Haitian Computer Network Co. Ltd.

RECON TECHNOLOGY, LTD
NOtes to the consolidated financial statements

NOTE 6. INVENTORIES

Inventories consisted of the following:

	June 30, 2012	June 30, 2013	June 30, 2013
	RMB	RMB	U.S. Dollars

Small component parts	¥43,107	¥45,314	$7,323

Purchased goods and raw materials	398,596	-	-

Work in process	1,256,273	1,356,755	219,249

Finished goods	22,583,324	11,869,001	1,918,005

Total inventories	¥24,281,300	¥13,271,070	$2,144,577

There was not inventory obsolesce reserve at June 30, 2012 and 2013.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2012	June 30, 2013	June 30, 2013
	RMB	RMB	U.S. Dollars

Motor vehicles	¥2,620,560	¥2,683,250	$433,608

Office equipment and fixtures	467,784	593,654	95,933

Total property and equipment	3,088,344	3,276,904	529,541

Less: Accumulated depreciation	(1,313,524)	(1,567,058)	(253,234)

Property and equipment, net	¥1,774,820	¥1,709,846	$276,307

Depreciation expense was ¥361,790 and ¥618,552 ($99,957) for the years ended June 30, 2012 and 2013, respectively.

NOTE 8. Long-term investment

On June 27, 2013, the Company purchased 2,800,000 restricted shares of Avalon Oil and Gas, Inc. ("Avalon") for $0.089 per share, or approximately ¥1.5 million ($250,000). Since the restriction for the shares is for two years, the Company was able to acquire the shares at 50% of the market value. As a result, Recon owns 32.22% of Avalon's outstanding shares. The investment was accounted for using the equity method and no gain or loss from equity investment was recorded for the year ended June 30, 2013 due to immateriality. Avalon is an independent US domestic oil and natural gas producer listed on the OTCBB under the ticker symbol AOGN. Avalon is building a portfolio of oil and gas producing properties to generate asset growth. For the year ended March 31, 2013, Avalon had revenue of approximately $0.3 million and net loss of $0.7 million.

RECON TECHNOLOGY, LTD
NOtes to the consolidated financial statements

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2012	June 30, 2013	June 30, 2013
Third Party	RMB	RMB	U.S. Dollars

Consulting services	¥1,770,811	¥1,199,716	$193,872

Due to ENI (A)	148,000	148,000	23,916

Expenses paid by third-parties	416,165	580,648	93,831

Others	6,850	36,327	5,871

Total	¥2,341,826	¥1,964,691	$317,490

(A)  A former VIE of the Company, which ceased to be a VIE on December 16, 2010.

	June 30, 2012	June 30, 2013	June 30, 2013
Related Party	RMB	RMB	U.S. Dollars

Due to related parties (1)	¥61,477	2,860,824	$462,304

Expenses paid by the major shareholders	308,316	467,499	75,547
Due to family member of an owner of Recon	525,000	716,000	115,704
Due to management staff on behalf of Recon	204,466	195,352	31,567

Total	¥1,099,259	¥4,239,675	$685,122

(1)   Primarily includes an advance from Yabei Nuoda for RMB 60,000 and an advance from Xiamen Henda Haitek for RMB 2,799,347 to supplement the Company’s working capital. The advance is payable on demand and non-interest bearing.

  RECON TECHNOLOGY, LTD
NOtes to the consolidated financial statements

NOTE 10. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2012	June 30, 2013	June 30, 2013
	RMB	RMB	U.S. Dollars

VAT payable	¥4,704,738	¥2,802,890	$452,941

Business tax payable	430,106	75,865	12,260

Enterprise income tax payable	4,352,802	3,850,288	622,198

Other taxes payable	193,974	25,385	4,102

Total taxes payable	¥9,681,620	¥6,754,428	$1,091,501

NOTE 11. SHORT-TERM BANK LOAN

Short-term bank loans consisted of the following:

	June 30, 2012	June 30, 2013	June 30, 2013
	RMB	RMB	U.S. Dollars

CCB bank,6.44% annual interest, paid off on December 11, 2012	¥12,000,000	¥-	$-

Beijing Bank,7.87 % annual interest, paid off on February 28, 2013	6,000,000	-	-

Beijing Bank, 7.11 % annual interest,paid off on March 8, 2013	1,500,000	-	-

Beijing Bank, 6.56 % annual interest, paid off on March 29, 2013	1,500,000	-	-

Beijing Bank, 6.56% annual interest, paid off on April 5, 2013	500,000	-	-

Beijing Bank, 6.560 % annual interest, paid off on May 7, 2013	1,500,000	-	-

Communication Bank, 6.6% annual interest, due on October 25, 2013	-	3,090,000	499,338

Communication Bank, 6.6% annual interest, due on November 15, 2013	-	1,910,000	308,652

Beijing Bank,5.75% annual interest, due on February 25, 2014	-	1,200,000	193,917

Beijing Bank, 5.75 % annual interest, due on February 27, 2014	-	600,000	96,959

Beijing Bank, 5.75 % annual interest, due on April 9, 2014	-	1,200,000	193,917

Beijing Bank, 5.75 % annual interest, due on April 16, 2014	-	900,000	145,438

Beijing Bank,5.75 % annual interest, due on March 11, 2014	-	1,100,000	177,758

Total short-term bank loans	¥23,000,000	¥10,000,000	$1,615,979

RECON TECHNOLOGY, LTD
NOtes to the consolidated financial statements

Interest expense for the short-term bank loan was ¥416,651 and ¥1,243,914 ($201,014) for the years ended June 30, 2012 and 2013.

NOTE 12. SHORT-TERM BORROWINGS

Short-term borrowings are generally extended upon maturity and consisted of the following:

Short-term borrowings due to non-	June 30, 2012	June 30, 2013	June 30, 2013
related parties:	RMB	RMB	U.S. Dollars
Short-term borrowing, 6% annual interest, due on November 9, 2013 (Originally due on November 9, 2012)	¥1,078,656	¥70,375	$11,372
Short-term borrowing, 6% annual interest, paid in full in March 2013	239,227	-	-
Short-term borrowing with no interest, paid in full in August 2012	949,183	-	-
Short-term borrowings with no interest, beginning April 22,2013, due on April 21, 2014	500,000	500,000	80,799
Total short-term borrowings due to non-related parties	¥2,767,066	¥570,375	$92,171

Interest expense for short-term borrowings due to non-related parties was ¥115,921and ¥47,360 ($7,653) for the year ended June 30, 2012 and 2013, respectively.

Short-term borrowings due to related	June 30, 2012	June 30, 2013	June 30, 2013
parties:	RMB	RMB	U.S. Dollars
Due-on-demand borrowings from Founders, no interest	¥46,377	¥6,377	$1,031
Due-on-demand borrowings from Founder's family member, no interest	-	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, due and paid on March 20, 2013	272,895	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, due and paid on October 21, 2012	3,000,000	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, due and paid on March 27, 2013	200,000	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, due on December 21, 2013	-	3,653,906	590,463
Short-term borrowing from a Founder's family member, 6% annual interest, matures on November 29, 2013	-	1,610,000	260,173
Short-term borrowings fromXiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2013	200,000	200,000	32,320
Short-term borrowings from management, 6% annual interest, due on December 7, 2013	404,034	32,996	5,333
Total short-term borrowings due to related parties	¥4,123,306	¥5,503,279	$889,318

RECON TECHNOLOGY, LTD
NOtes to the consolidated financial statements

Interest expense for short-term borrowings due to related parties was ¥163,519 and ¥217,884 ($35,210) for the years ended June 30, 2012 and 2013, respectively.

NOTE 13. SHAREHOLDERS’ EQUITY

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2012 and 2013, the balance of total statutory reserves was ¥2,378,961 and ¥3,023,231 ($488,548), respectively.

Stock-Based Awards Plan - In June 2009, the Board of Directors and the shareholders of the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan provides for the grant of stock options and restricted ordinary shares to employees, non-employee directors and consultants of the Company. Options granted under the 2009 Plan may be Incentive Stock Options or Non-statutory Stock Options. Non-employee directors and Consultants are not eligible to receive the award of an Incentive Stock Option. The Compensation Committee of the Board of Director is entitled to establish the term, vesting conditions and exercise price of the options as well as the vesting conditions and transferability of restricted shares. Under the 2009 Plan, 790,362 unissued ordinary shares have been reserved for issuance. The Company granted options to purchase 293,000 of ordinary shares to its employees and non-employee directors on July 29, 2009 and 170,000 warrants to the placement agent.

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

On March 26, 2012, the Company held the annual board meeting and determined to grant key employees stock options. Under this plan, the Company granted key employees and a non-employee director options to purchase 415,000 of ordinary shares at an exercise price of $2.96 per share.

NOTE 14. STOCK-BASED COMPENSATION

Stock-based Payments

2009 Options Plan - The Company granted options to purchase 293,000 ordinary shares under the 2009 Plan to its employees and non-employee directors on July 29, 2009. The options have an excise price of $6.00, equal to the IPO price of the Company’s ordinary shares, and will vest over a period of five years, with the first 20% vesting on July 29, 2010. The options expire ten years after the date of grant, on July 29, 2019.

RECON TECHNOLOGY, LTD
NOtes to the consolidated financial statements

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥30.17 ($4.42) per share.As of June 30, 2013, 100,000 options were forfeited and reallocated to the incentive pool; options to purchase 193,000 of ordinary shares were outstanding, of which 154,400 shares are vested under the 2009 Plan and no options have been exercised.

Placement Agent Warrants - In connection with its IPO in 2009, the Company sold the placement agent warrants to purchase 170,000 ordinary shares at $7.20 per share for a nominal amount. These warrants are exercisable for a period of five years.

The Company had 170,000 of agent warrants outstanding as of June 30, 2013 and no warrants were exercised during this year.

2012 Option Plan – The Company granted options to purchase 415,000 ordinary shares to its employees and a non-employee director on March 26, 2012. The options have an excise price of $2.96, equal to the share price of the Company’s ordinary shares at March 26, 2012, and will vest over a period of five years, with the first 20% vesting on March 26, 2013. The options expire ten years after the date of grant, on March 26, 2012. The fair value was estimated on March 26, 2012 using the Binomial Lattice valuation model, with the following weighted-average assumptions:

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

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥10.06 ($1.59) per share. Compensation expense was ¥1,239,788 and ¥1,852,656 ($299,385) for the years ended June 30, 2012 and 2013, respectively. As of June 30, 2013, 83,000 options are vested under the 2012 Plan and no options have been exercised.

The following is a summary of the stock option activity:

Stock Options	Shares	Weighted Average Exercise Price Per Share
Outstanding as of July 1, 2011	193,000	$6.00
Granted	415,000	2.96
Forfeited	-	-
Exercised	-	-
Outstanding as of June 30, 2012	608,000	$3.93

RECON TECHNOLOGY, LTD
NOtes to the consolidated financial statements

Stock Options	Shares	Weighted Average Exercise Price Per Share
Outstanding as of July 1, 2012	608,000	$3.93
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of June 30, 2013	608,000	$3.93

The following is a summary of the status of options outstanding and exercisable at June 30, 2013:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Average Remaining Contractual life (Years)	Average Exercise Price	Number	Average Remaining Contractual life (Years)
$6.00	193,000	1.08	$6.00	154,400	1.08
$2.96	415,000	3.75	$2.96	83,000	3.75

NOTE 15. INCOME TAX

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

The Company reapplied for high-technology enterprise approval and has passed all relevant reviews. Thus, for the calendar years 2012 and 2013, Nanjing Recon is subject to an income tax rate of 15%.

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November 25, 2009 and is subject to an income tax rate of 15% through November 2015.

Deferred tax asset is comprised of the following:

	June 30, 2012	June 30, 2013	June 30, 2013
	RMB	RMB	U.S. Dollars

Allowance for doubtful accounts	¥1,106,801	¥1,006,721	$162,684

Total deferred income tax assets	¥1,106,801	¥1,006,721	$162,684

RECON TECHNOLOGY, LTD
NOtes to the consolidated financial statements

Following is a reconciliation of income tax at the effective rate to income tax at the calculated statutory rates:

	For the year ended June 30, 2012	For the year ended June 30, 2013	For the year ended June 30, 2013
	RMB	RMB	U.S. Dollars

Income tax calculated at statutory rates	¥901,687	¥1,685,434	$272,362

Nondeductible expenses (non-taxable income)	905,429	(187,280)	(30,264)
Benefit of favorable rate for high-technology companies	(245,205)	(116,335)	(18,799)
Benefit of revenue exempted from enterprise income tax	(1,194,103)	(1,207,316)	(195,100)
Deferred income taxes provision	-	12,288	1,986

Deferred income tax (benefit)	(587,858)	100,080	16,173

Provision for income tax	¥(220,050)	¥286,871	$46,358

	For the years ended June 30,
	2012	2013	2013
	RMB	RMB	U.S. Dollars

Current income tax provision	¥367,808	¥186,791	$30,185

Deferred income taxes (benefit)/provision	(587,858)	100,080	16,173

Provision for income tax	¥(220,050)	¥286,871	$46,358

NOTE 16. NON-CONTROLLING INTEREST

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

RECON TECHNOLOGY, LTD
NOtes to the consolidated financial statements

	As of June 30, 2013
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$299,118
Unappropriated retained earnings	2,717,231	2,665,337	5,382,568	869,812
Accumulated other comprehensive loss	(18,793)	(13,784)	(32,577)	(5,265)

Total non-controlling interest	¥4,349,438	¥2,851,553	¥7,200,991	$1,163,665

NOTE 17. CONCENTRATIONS

For the years ended June 30, 2012 and 2013, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented approximately 16.49%, 24.07% and 27.88%, 45.99% of the Company’s revenue, respectively.

For the year ended June 30, 2012, the top three suppliers, Emerson Process, Ltd, Baker Hughes and Hebei Huanghua Xiangtong Technical Co. Ltd, accounted for 61.42% of its total purchases. For the year ended June 30, 2013, one supplier, Hebei Huanghua Xiangtong Technical Co. Ltd, accounted for 21.17% of the company’s total purchases.

NOTE 18. COMMITMENTS AND CONTINGENCY

(a)   Office Leases

The Company leases three offices in Beijing (two for BHD; one for Recon-JN) and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as of June 30, 2013:

	Twelve months ended June 30,
	Office lease payment
	RMB	U.S. Dollars
2014	¥950,800	$153,647
2015	265,000	42,823
Total	¥1,215,800	$196,471

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of June 30, 2013, the Company estimated its severance payments of approximately ¥1 million ($0.2 million) which has not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any will be in the future.

RECON TECHNOLOGY, LTD
NOtes to the consolidated financial statements

NOTE 19. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – sales to related parties consisted of the following:

	For the years ended June 30,
	2012	2013	2013
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥7,909,994	¥8,815,773	$1,424,610

Xiamen Henda Haitian computer network Inc	-	897,436	145,024

Revenues from related parties	¥7,909,994	¥9,713,209	$1,569,634

Purchases from related parties – purchases from related parties consisted of the following:

	For the years ended June 30,
	2012	2013	2013
	RMB	RMB	U.S. Dollars
Huanghua Xiang Tong Manufacture	¥5,339,231	¥9,247,580	$1,494,389
Beijing Yabei Nuoda Science and Technology Co. Ltd.	205,128	-	-
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	-	512,393	82,802
Nanjing Youkong Information Technology Co., Ltd	1,178,800	-	-

Purchase from related parties	¥6,723,159	¥9,759,973	$1,577,191

Leases from related parties - The Company entered into various agreements for the lease of office space owned by the Founders and their family members.  The terms of the agreement state that the Company will lease the property for one or two years at a monthly rent of ¥84,333 with annual rental expense at ¥1,012,000 ($163,537).

Short-term borrowings from related parties - The Company borrowed ¥4,123,306 and ¥5,503,279 ($889,318) from the Founders, their family members and senior officers as of June 30, 2012 and 2013, respectively. For the specific terms and interest rates of the borrowings, see Note 10.

Trade accounts payable to related parties - The Company owed ¥3,994,718 ($645,538) to one related party. As of June 30, 2013, BHD held 6.8% equity interest of this company.

Expenses paid by the owner on behalf of Recon -  One owner of Nanjing Recon, Mr. Yin, paid ¥292,419 ($47,254) on behalf of Recon for operating purposes as of June 30, 2012 and 2013.

NOTE 20. Variable Interest Entities

The Company reports its VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the consolidated financial statements.

RECON TECHNOLOGY, LTD
NOtes to the consolidated financial statements

Summary information regarding consolidated VIEs is as follows:

	June 30, 2012	June 30, 2013	June 30, 2013
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥2,182,179	¥10,341,778	$1,671,209
Trade accounts receivable, net	82,388,691	57,393,144	9,274,610
Notes receivable	-	2,578,855	416,738
Purchase advances	17,319,150	17,862,507	2,886,543
Other assets	31,322,790	29,974,454	4,843,808
Total current assets	¥133,212,810	¥118,150,738	$19,092,908

Non-current assets	1,768,588	1,705,940	275,676
Total Assets	¥134,981,398	¥119,856,678	$19,368,584

LIABILITIES
Trade accounts payable	¥17,244,791	¥11,378,883	$1,838,803
Taxes payable	9,681,620	6,754,428	1,091,501
Other liabilities	35,613,109	24,770,161	4,002,806
Total current liabilities	62,539,520	42,903,472	6,933,110
Total Liabilities	¥62,539,520	¥42,903,472	$6,933,110

The financial performance of VIEs reported in the consolidated statement of operations and comprehensive income for the year ended June 30, 2013 includes revenues of ¥76,585,729 ($12,376,091), operating expenses of ¥19,259,234 ($3,112,251), other expenses of ¥132,040 ($21,337) and net profit of ¥6,442,702 ($1,041,127).