Form 10-Q
period 2013-09-30
Recon Technology, Ltd
filed 2013-11-14
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Overview

We are a company with limited liability incorporated in 2007 under the laws of the Cayman Islands. Headquartered in Beijing, we provide products and services to oil and gas companies and their affiliates through Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”) and Beijing BHD Petroleum Technology Co., Ltd. (“BHD” and collectively with Nanjing Recon, the “Domestic Companies” or “VIEs”). As the company contractually controlling the Domestic Companies, we are the center of strategic management, financial control and human resources allocation.

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

Burner. We serve as an agent for the Unigas Burner, which is designed and manufactured by UNIGAS, a European burning equipment production company. The burner we provide features a high degree of automation, energy conservation, high turn-down ratio, high security and environmental safety.

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

Recon Supervisory Control and Data Acquisition System (“SCADA”). Recon SCADA is a system that applies to the oil well, measurement station, and the union station for supervision and data collection.

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

Measuring Equipment and Service. “Digital oil field” and the management of oil companies are highly regarded. We believe our oilfield SCADA and related technical support services will address the needs of the oil well automation system market, for which we forecast strong needs in the short term. For the coming year, we will also expand our automation business market in China’s biggest oilfield, the Da Qing oilfield. In addition, through early cooperation with CNPC in Turkmenistan, we have developed our experience in this market. Although bidding has not yet commenced, we will continue pursuing overseas business projects in the coming second phase construction, which we expect to occur in 2014.

Gathering and Transferring Equipment. With more new wells developed, our management anticipates that demand for our furnaces and burners will grow more compared to last year, especially in the Xinjiang Oilfield and Zhongyuan oilfield.

Fracturing service. We believe we cooperated well with Zhongyuan Oilfield in fiscal year 2013 and expect to continue growing revenue from fracturing and related stimulation services for fiscal year 2014.

New product line. Design and development of down-hole tools has always been an important technique for oilfield companies. Recently, this market has developed very rapidly. After a year test project for our customers, we have developed experience with this technology and our customers have accepted our products and services. We expect revenue from this business in fiscal year 2014.

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

Receivables

Trade receivables are carried at original invoiced amount less a provision for any potential uncollectible amounts. Provisions are applied to trade receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We believe based on the current economic condition and our history of collections on accounts and notes receivable, our allowance for doubtful accounts was adequate at September 30, 2013.

Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, we reduce the carrying value of the long-lived asset by the estimated excess of the carrying value over the projected discounted cash flows. In the past, we have not had to make significant adjustments to the carrying values of our long-lived assets, and we do not anticipate a need to do so in the future. However, circumstances could cause us to have to reduce the value of our capitalized assets more rapidly than we have in the past if our revenues were to significantly decline. Estimated cash flows from the use of the long-lived assets are highly uncertain and therefore the estimation of the need to impair these assets is reasonably likely to change in the future. Should the economy or acceptance of our assets change in the future, it is likely that our estimate of the future cash flows from the use of these assets will change by a material amount. There were no impairments at June 30, 2013 and September 30, 2013.

Share-Based Compensation

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

Results of Operations

Three Months Ended September 30,  2013 Compared to Three Months Ended September 30, 2012

Revenues

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2012	2013	(Decrease)	Change

Hardware -non-related parties	¥8,438,964	¥9,174,015	¥735,051	8.7%

Hardware - related parties	532,051	116,473	(415,578)	(78.1)%

Service	83,177	-	(83,177)	(100)%

Software	-	1,923,077	1,923,077	100%

Software – related parties	-	299,145	299,145	100%

Total revenues	¥9,054,192	¥11,512,710	¥2,458,518	27.2%

Revenues. Our total revenues increased by 27.2%, or approximately ¥2.4 million ($0.4 million), from ¥9.1 million for the three months ended September 30, 2012 to ¥11.5 million ($1.9 million) for the same period of 2013. The changes in our revenues for the three-month period were due to the following factors:

(1)	Hardware business. During the three-month ended September 30, 2013, the increase in hardware revenue was mainly caused by higher sales of furnaces.

(2)
Service business. Service revenue for three months ended September 30, 2012 consisted mainly of minor maintenance services, which were provided upon request by customers. Our fracturing business is still proceeding, and we also obtained new contracts of this business. Since all projects are still under going, no revenue from fracturing service was recorded this quarter. Besides, we successfully achieved access certification of Sinopec HuaBei Oilfield branch, which means we can provide fracturing service with broad solid customer base.

(3)
Hardware – related parties. Sales of hardware from related parties decreased because we used to develop business on Ji Dong oilfield through some local agent companies. After we achieved business entrance certification in the name of Recon and could cooperate with oilfield customers directly two years ago, revenue from related-parties decreased. Nevertheless, because local agencies might still purchase automation products from Recon, there will likely be revenue from related parties, and revenue of both hardware and software from related parties is likely to fluctuate from year to year.

(4)
Software business. The software sales increased approximately ¥1.9 million ($0.3 million). We record revenue as software sales if (1) the customer signs a separate software contract with us, or (2) the customer accepts VAT invoices for software. The amount of our revenues categorized as software sales may fluctuate because certain software may be sold with hardware at times as a whole product and not separately priced

Cost and Margin

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2012	2013	(Decrease)	Change

Total revenues	¥9,054,192	¥11,512,710	¥2,458,518	27.2%

Cost of revenues	6,608,767	6,221,610	(387,157)	(5.9)%

Gross profit	¥2,445,425	¥5,291,100	¥2,845,675	116.4%

Margin %	27.0%	46.0%	19.0%	—

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

Our cost of revenues decreased from approximately ¥6.6 million in the three months ended September 30, 2012 to approximately ¥6.2 million ($1 million) for the same period of 2013, a decrease of approximately ¥0.4 million ($0.1 million), or 5.9%. As a percentage of revenues, our cost of revenues decreased from 73.0% in 2012 to 54.0% in 2013. This decrease was mainly caused by lower software business costs.

Gross profit. Our gross profit increased to approximately ¥5.3 million ($0.9 million) for the three months ended September 30, 2013 from approximately ¥2.4 million for the same period in 2012. Our gross profit as a percentage of revenue increased to 46.0% for the three months ended September 30, 2013 from 27.0% for the same period in 2012. This was mainly because software sales had higher gross margin and accounted for an increased percentage of our total revenue during the three months ended September 30, 2013 compared to the same period last year.

In more detail:

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Total revenues-hardware and software- non related parties	¥8,438,964	¥11,097,092	¥2,658,128	31.5%
Cost of revenues -hardware and software- non related parties	5,766,562	6,118,674	352,112	6.1%

Gross profit	¥2,672,402	¥4,978,418	¥2,306,016	86.3%

Margin %	31.7%	44.9%	13.2%	—

Cost of revenue from hardware -related parties decreased, causing gross profit from non-related parties increased, was mainly because revenue from software business, which usually has a higher margin, accounted larger proportion of our revenue.

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Total revenues-hardware - related parties	¥532,051	¥415,618	¥(116,433)	(21.9)%
Cost of revenues -hardware - related parties	821,585	102,936	(718,649)	(87.5)%

Gross profit	¥(289,534)	¥312,682	¥602,216	(208.0)%

Margin %	(54.4)%	75.2%	129.7%	—

Cost of revenue from hardware -related parties decreased as revenue decreased. Gross margin increased mainly because software business with higher margin accounted for a larger percentage this period.

Operating Expenses

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2012	2013	(Decrease)	Change

Selling and distribution expenses	1,268,798	1,353,922	85,124	6.7%
% of revenue	14.0%	11.8%	(2.3)%	N/A

General and administrative expenses	1,983,111	2,741,923	758,812	38.3%
% of revenue	21.9%	23.8%	1.9%	N/A

Research and development expenses	1,533,329	692,600	(840,729)	(54.8)%
% of revenue	16.9%	6.0%	(10.9)%	N/A

Operating expenses	¥4,785,238	¥4,788,445	¥3,207	0.1%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses increased by 6.7%, from approximately ¥1.3 million for the three months ended September 30, 2012 to approximately ¥1.4 million ($0.2 million) for the same period of 2013. This increase was primarily from increased service charges. Selling expenses were 14.0% of total revenues in the three months ended September 30, 2012 and 11.8% of total revenues in the same period of 2013.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses and other expenses incurred in connection with general operations. General and administrative expenses increased by 38.3%, or ¥0.8 million ($0.1 million), from approximately ¥2 million in the three months ended September 30, 2012 to approximately ¥2.7 million ($0.5 million) in the same period of 2013. General and administrative expenses were 21.9% of total revenues in 2012 and 23.8% of total revenues in 2013. The increase in general and administrative expenses was mainly due to increase in allowance for doubtful accounts, legal fees and traveling expenses.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses decreased by 54.8%, from approximately ¥1.5 million for the three months ended September 30, 2012 to approximately ¥0.7 million ($0.1 million) for the same period of 2013. This decrease was primarily due to the less input of materials and equipment of R&D on our furnaces and fracturing services.

Net Income

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2012	2013	(Decrease)	Change

Income (loss) from operations	¥(2,339,813)	¥502,655	¥2,842,468	(121.5)%

Interest and other income (expense)	33,153	(88,974)	(122,127)	(368.4)%

Income (loss) before income tax	(2,306,660)	413,681	2,720,341	(117.9)%

Provision for income tax	31,624	207,327	175,703	555.6%

Net Income(loss)	(2,338,284)	206,354	2,544,638	(108.8)%
Less: Net income attributable to non-controlling interest	5,882	159,910	154,028	2,618.6%
Net Income(loss) attributable to ordinary shareholders	¥(2,344,166)	¥46,444	¥2,390,610	(102.0)%

Income (loss) from operations. Income from operations was approximately ¥0.5 million ($0.1 million) for the three months ended September 30, 2013, compared to loss of ¥2.3 million for the same period of 2012. This increase in income from operations can be attributed primarily to the increased revenue, gross margins and decreases in percentage of revenue for selling and distribution expenses as well as research and development expenses.

Interest and other income (expense). Interest and other expense was ¥88,974 ($14,499) for the three months ended September 30, 2013, compared to interest and other income of ¥33,153 for the same period of 2012. The ¥122,127 ($19,902) increase in interest and other expense was primarily due to increase in loss from investment offset by increase in subsidy income and interest income, and decrease in interest expense and foreign currency exchange.

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

Provision for income tax for the three months ended September 30, 2012 was ¥31,624 and provision for income tax was ¥207,327 ($33,786) for the three months ended September 30, 213. This increase of provision for income tax was mainly due to the income from operations for the three months ended September 30, 2013.

Net income (loss). As a result of the factors described above, net income was ¥206,354 ($33,628) for the three months ended September 30, 2013, an increase of above ¥2.5 million ($0.4 million) from net loss of ¥2.3 million for the same period of 2012.

Net income (loss) attributable to ordinary shareholders. As a result of the factors described above, net income attributable to ordinary shareholders was ¥46,444 ($7,569) for the three months ended September 30, 2013, an increase of approximately ¥2.4 million ($0.4 million) from net loss attributable to ordinary shareholders of ¥2.3 million for same period of 2012.

Adjusted EBITDA

Adjusted EBITDA. We define adjusted EBITDA as net income (loss) adjusted for income tax expense, interest expense, loss from investment, non-cash stock compensation expense, depreciation and amortization. We think it is useful to an equity investor in evaluating our operating performance because: (1) it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which the assets were acquired; and (2) it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

	For the Three Months Ended
	September 30,
	2012	2013	Increase /	Percentage	2013
	RMB	RMB	(Decrease)	Change	USD
Reconciliation of Adjusted EBITDA

to Net Income(loss)

Net income (loss)	¥(2,338,284)	¥206,354	¥2,544,638	(108.8)%	$33,628

Provision for income taxes	31,624	207,327	175,703	555.6%	33,786

Interest expense and foreign currency adjustment	63,296	126,959	63,663	100.6%	20,690

Loss from investment	-	374,614	374,614	100%	61,048

Stock compensation expense	454,805	414,954	(39,851)	(8.8)%	67,622

Depreciation and amortization	72,379	150,368	77,989	107.8%	24,504

Adjusted EBITDA	¥(1,716,180)	¥1,480,576	¥3,196,756	(186.3)%	$241,278

Adjusted EBITDA improved by approximately ¥3.2 million ($0.5 million) to approximately ¥1.5 million ($0.2 million) for the three months ended September 30, 2013 compared to approximately ¥1.7 million loss for the same period in 2012. This was due to improved operation. Compared to net income attributable to ordinary shareholders, we believe EBITDA more accurately reflects our operations.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of September 30, 2013, we had cash and cash equivalents in the amount of approximately ¥6.7 million ($1.1 million).

Indebtedness. As of September 30, 2013, except for approximately ¥0.5 million ($0.1 million) of short-term borrowings from third parties, approximately ¥0.3 million ($0.04 million) of short-term borrowings from related parties, ¥0.9 million ($0.1 million) in lease commitments and ¥17.56 million ($2.9 million) in commercial loans from local banks, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations, bank loans and short-term borrowings. As of September 30, 2013, we had total assets of approximately ¥133.1 million ($21.7 million), which includes cash amounting to approximately ¥6.7 million ($1.1 million), net accounts receivable from third parties amounting to approximately ¥35.9 million ($5.8 million), and net accounts receivable from related parties amounting to approximately ¥18.6 million ($3 million). Working capital amounted to approximately ¥79.4 million ($12.9 million), and shareholders’ equity amounted to approximately ¥82 million ($13.3 million).

Cash from Operating Activities. Net cash used in operating activities was approximately ¥8.0 million ($1.3 million) for the three months ended September 30, 2013. This was a decrease of approximately ¥8.2 million ($1.3 million) compared to net cash provided by operating activities of approximately ¥0.2 million for the three months ended September 30, 2012. In more detail:

Net cash used in operating activities totaled approximately ¥8.0 million ($1.3 million) for the three months ended September 30, 2013, was primarily attributable to net income adjusted to reconcile to net cash provided by operating activities of ¥1.1 million ($0.2 million). Net cash used in changes in operating assets and liabilities resulted in a net cash use of ¥9.2 million ($1.5 million), which mainly due to:

1)
¥2.1 million ($0.3 million) change in other receivable, which was mainly due to increase of loans to third parties and business advance to staff related to oilfield and on-site installation and inspection of projects;

2)
¥2.1 million ($0.3 million) change in purchase advance, a ¥4.7 million ($0.8 million) change in inventory and a ¥2.9 million ($0.5 million) change in trade accounts payable, were mainly because we purchased goods for our coming projects;

3)	¥2.6 million ($0.4 million) changes in other payables was mainly due to settlement of professional fees and payments to related parties;
4)	Offset by a ¥2.8 million ($0.5 million) change in trade accounts receivable as we strengthen cash collection of receivables; and
5)	Offset by a ¥2.6 million ($0.4 million) change in notes receivable as we collected the full amount of them.

Cash from Investing Activities. Net cash used in investing activities was ¥6,720 ($1,095) for the three months ended September 30, 2013, a decrease of ¥374,686 ($61,060) from ¥381,406 for the same period of 2012. The decrease was due to decrease in purchase of property and equipment.

Cash from Financing Activities. Net cash provided by financing activities amounted to approximately ¥2.3 million ($0.4 million) for the three months ended September 30, 2013, compared to cash flows used in financing activities of approximately ¥1.1 million for the three months ended September 30, 2012. During the three-month period ended September 30, 2013, we repaid approximately ¥5.2 million ($0.9 million) short term borrowings to related parties and received ¥7.56 million ($1.2 million) loan proceeds from a commercial bank, which was guaranteed by one of our officers and major shareholders of the Company.

Working Capital. Total working capital as of September 30, 2013 amounted to approximately ¥79.4 million ($12.9 million), compared to approximately ¥82 million as of June 30, 2013. Total current assets as of September 30, 2013 amounted to approximately ¥123.1 million ($20.1million), a decrease of approximately ¥5.6 million ($0.9 million) compared to approximately ¥128.7 million at June 30, 2013. The decrease in total current assets at September 30, 2013 compared to June 30, 2013 was mainly due to decrease of trade accounts receivable and offset by increase in inventory.

Current liabilities amounted to approximately ¥43.7 million ($7.1 million) at September 30, 2013, in comparison to approximately ¥46.7 million at June 30, 2013. This reduction of liabilities was attributable mainly to payment of trade accounts payable and repayment of short-term borrowings of related parties, and offset by increase in short-term bank loans.

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.                    Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2013, the company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

 The Company, with the assistance of an independent internal controls consultant, has developed a specific plan to address our control deficiencies. As of September 30, 2013, the Company has completed the necessary documentation of our internal controls and implemented the following remedial initiatives:

•    Improved the design and documentation related to multiple levels of review over financial statements included in our SEC filings;
•    Expanded the design and assessment test work over the monitoring function of entity level controls;
•    Enhanced documentation retention policies over test work related to continuous management assessments of internal control effectiveness;
•    Expanded documentation practices and policies related to various key controls to provide support and audit trails for both internal management assessment as well as external auditor testing; and
•    Enhanced internal control policy implementation by hiring experienced reporting consultant and strengthening training financial staffs of US GAAP.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as disclosed above.

Part II   Other Information

Item 1.                    Legal Proceedings.

None.

Item 1A.                  Risk Factors.

Not applicable.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)   None

(b)   None

(c)   None

Item 3.                    Defaults upon Senior Securities.

None.

Item 4.                    Mine Safety Disclosures.

Not applicable.

Item 5.                    Other Information.

None.

Item 6.                    Exhibits.

The following exhibits are filed herewith:

Exhibit
Number	Document

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.33	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.34	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.35	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Li Hongqi (1)

10.36	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.37	Operating Agreement among Recon Technology (Jining) Co. Ltd., Jining ENI Energy Technology Co., Ltd., and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.38	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

21.1	Subsidiaries of the Registrant (2)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

99.3	Press release dated November 14, 2013 regarding earnings for quarter ended September 30, 2013 (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed on January 31, 2012.
(3)	Filed herewith.
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

RECON TECHNOLOGY, LTD

November 13, 2013	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

November 13, 2013	By:	/s/ Yin Shen ping
Yin Shen ping
Chief Executive Officer

RECON TECHNOLOGY, LTD

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	PAGE

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and September 30, 2013	F-2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2012 and September 30, 2013	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and September 30, 2013	F-4

Notes to Unaudited Condensed Consolidated Financial Statements	F-5

  RECON TECHNOLOGY, LTD
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of September 30,	As of September 30,
	2013	2013	2013
	RMB	RMB	U.S. Dollars
ASSETS
Current assets
Cash and cash equivalents	¥12,350,392	¥6,681,903	$1,088,896
Notes receivable	2,578,855	-	-
Trade accounts receivable, net	38,648,780	35,887,868	5,848,359
Trade accounts receivable- related parties, net	18,744,364	18,575,786	3,027,147
Inventories, net	13,271,070	17,944,490	2,924,270
Other receivables, net	19,131,503	17,095,176	2,785,864
Other receivables- related parties	742,528	1,171,227	190,865
Purchase advances, net	18,412,507	20,511,358	3,342,572
Purchase advances- related parties	394,034	394,034	64,213
Tax recoverable	575,650	774,874	126,275
Prepaid expenses	2,853,956	3,078,229	501,633
Deferred tax asset	1,006,721	994,853	162,123
Total current assets	128,710,360	123,109,798	20,062,217

Property and equipment, net	1,709,846	1,566,198	255,231
Long-term investment	1,549,450	1,174,836	191,454
Long-term other receivable	3,502,680	7,254,709	1,182,242
Total Assets	¥135,472,336	¥133,105,541	$21,691,144

LIABILITIES AND EQUITY
Current liabilities
Short-term bank loans	¥10,000,000	¥17,560,000	$2,861,613
Trade accounts payable	7,384,165	8,474,376	1,381,001
Trade accounts payable- related parties	3,994,718	-	-
Other payables	1,964,691	951,117	154,996
Other payable- related parties	4,239,675	2,670,768	435,234
Deferred revenue	3,381,382	3,459,866	563,827
Advances from customers	470,700	435,315	70,940
Accrued payroll and employees' welfare	1,992,783	2,129,041	346,953
Accrued expenses	488,730	498,273	81,200
Taxes payable	6,754,428	6,765,824	1,102,572
Short-term borrowings- related parties	5,503,279	266,902	43,495
Short-term borrowings- other	570,375	530,375	86,431
Total current liabilities	46,744,926	43,741,857	7,128,262

Commitments and Contingency

Equity
Common stock, ($ 0.0185 U.S. dollar par value, 25,000,000 shares authorized; 3,951,811 shares issued and outstanding as of June 30, 2013 and September 30, 2013)	529,979	529,979	86,364
Additional paid-in capital	69,516,447	69,951,973	11,399,513
Appropriated retained earnings	3,023,231	3,310,881	539,548
Unappropriated retained earnings	8,749,963	8,508,756	1,386,604
Accumulated other comprehensive loss	(293,201)	(297,985)	(48,560)
Total controlling shareholders’ equity	81,526,419	82,003,604	13,363,469
Non-controlling interest	7,200,991	7,360,080	1,199,413
Total equity	88,727,410	89,363,684	14,562,882
Total Liabilities and Equity	¥135,472,336	¥133,105,541	$21,691,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RECON TECHNOLOGY, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	For the three months ended
	September 30,
	2012	2013	2013
	RMB	RMB	USD

Revenues
Hardware and software	¥8,438,964	¥11,097,092	$1,808,404
Service	83,177	-	-
Hardware and software - related parties	532,051	415,618	67,730
Total revenues	9,054,192	11,512,710	1,876,134

Cost of revenues
Hardware and software	¥5,766,562	¥6,118,674	$997,111
Service	20,620	-	-
Hardware and software - related parties	821,585	102,936	16,775
Total cost of revenues	6,608,767	6,221,610	1,013,886
Gross profit	2,445,425	5,291,100	862,248

Selling and distribution expenses	1,268,798	1,353,922	220,638
General and administrative expenses	1,983,111	2,741,923	446,829
Research and development expenses	1,533,329	692,600	112,867
Operating expenses	4,785,238	4,788,445	780,334

Income (loss) from operations	(2,339,813)	502,655	81,914

Other income (expenses)
Subsidy income	-	333,712	54,382
Interest income	1,310	103,201	16,818
Interest expense	(329,756)	(221,259)	(36,057)
Loss from equity method investment	-	(374,614)	(61,048)
Gain from foreign currency exchange	266,460	94,300	15,367
Other income (expense)	95,139	(24,314)	(3,962)

Income (loss) before income tax	(2,306,660)	413,681	67,414
Provision for income tax	31,624	207,327	33,786
Net Income (loss)	(2,338,284)	206,354	33,628

Less: Net income attributable to non-controlling interest	5,882	159,910	26,059
Net Income (loss) attributable to Recon Technology, Ltd	¥(2,344,166)	¥46,444	$7,569

Comprehensive income (loss)
Net income (loss)	(2,338,284)	206,354	33,628
Foreign currency translation adjustment	(15,962)	(5,604)	(913)
Comprehensive income (loss)	(2,354,246)	200,750	32,715
Less: Comprehensive income attributable to non-controlling interest	7,656	159,349	25,968
Comprehensive income (loss) attributable to Recon Technology, Ltd	¥(2,361,902)	¥41,401	$6,747

Earnings (loss) per common share - basic	¥(0.59)	¥0.01	$0.00
Earnings per common share - diluted	¥(0.59)	¥0.01	$0.00
Weighted - average shares -basic	3,951,811	3,951,811	3,951,811
Weighted - average shares -diluted	3,951,811	3,951,811	3,951,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RECON TECHNOLOGY, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30,
	2012	2013	2013
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net income (loss)	¥(2,338,284)	¥206,354	$33,628
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	72,379	150,368	24,504
Provision/(recovery of) for doubtful accounts	(413,622)	84,728	13,807
Stock based compensation	454,805	414,954	67,622
Loss from investment	-	374,614	61,048
Deferred tax (benifit)/provision	31,624	11,868	1,934
Changes in operating assets and liabilities:
Trade accounts receivable	5,011,902	2,568,115	418,505
Trade accounts receivable-related parties	538,500	263,726	42,977
Inventories	183,484	(4,673,420)	(761,590)
Notes receivable	-	2,578,855	420,255
Other receivable, net	(1,139,779)	(1,703,837)	(277,662)
Other receivables related parties, net	(427,764)	(428,699)	(69,862)
Purchase advance, net	(606,488)	(2,097,795)	(341,861)
Purchase advance-related party, net	100,000	-	-
Tax recoverable	1,218,082	(199,225)	(32,466)
Prepaid expense	(388,071)	(224,273)	(36,548)
Trade accounts payable	(2,812,072)	1,090,211	177,663
Trade accounts payable-related parties	1,686,797	(3,994,718)	(650,987)
Other payables	(682,186)	(1,013,574)	(165,174)
Other payables-related parties	(176,073)	(1,568,907)	(255,672)
Deferred income	100,555	78,484	12,790
Advances from customers	950,869	(35,385)	(5,766)
Accrued payroll and employees' welfare	67,796	136,258	22,205
Accrued expenses	63,324	9,543	1,555
Taxes payable	(1,260,010)	11,396	1,857
Net cash provided by (used in) operating activities	235,768	(7,960,359)	(1,297,238)

Cash flows from investing activities:
Purchase of property and equipment	(381,406)	(6,720)	(1,095)
Net cash used in investing activities	(381,406)	(6,720)	(1,095)

Cash flows from financing activities:
Proceeds from short-term bank loans	-	7,560,000	1,231,993
Proceeds from borrowings-related parties	7,675	-	-
Repayment of short-term borrowings	(949,183)	(40,000)	(6,518)
Repayment of short-term borrowings-related parties	(202,434)	(5,236,377)	(853,330)
Net cash provided by (used in) financing activities	(1,143,942)	2,283,623	372,145

Effect of exchange rate fluctuation on cash and cash equivalents	10,624	14,967	2,439

Net decrease in cash and cash equivalents	(1,278,956)	(5,668,489)	(923,749)
Cash and cash equivalents at beginning of period	3,533,283	12,350,392	2,012,645
Cash and cash equivalents at end of period	¥2,254,327	¥6,681,903	$1,088,896

Supplemental cash flow information
Cash paid during the period for interest	¥407,215	¥212,187	$34,578
Cash paid during the period for taxes	¥-	¥-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and VIEs for which the Company is the primary beneficiary. All inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring entries, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2013. The results of operations for the interim periods presented may not be indicative of the operating results to be expected for the Company’s fiscal year ending June 30, 2014.

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The statements as of and for the three months period ended September 30, 2013 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.1364 = US$1.00, the approximate exchange rate prevailing on September 30, 2013. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

Estimates and assumptions- The preparation of the consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant estimates include revenue recognition, allowance for doubtful accounts, the useful lives of property and equipment and the fair value of stock based payments. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

Fair Values of Financial Instruments - The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, purchase advances, trade accounts payable, accrued liabilities, advances from customers, short-term bank loan and short-term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term borrowings approximate fair value because the interest rate charged approximates the market rate. Long-term other receivables approximate fair value because interest rate approximates the market rate. Long-term investment is carried at less than fair value, with fair value determined using level 1 inputs. (See Note 8.)

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

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tax Recoverable – Tax recoverable represented amounts paid for value added tax (“VAT”) on purchases in the PRC amounting to ¥575,650 at June 30, 2013 and ¥774,874 ($126,275) at September 30, 2013. The amount can be used to offset VAT payable on sales made by the Company.

Property and Equipment - Property and equipment are stated at cost. Depreciation on motor vehicles and office equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

Long-term investment – Long-term investment in equity over which the Company has the ability to exercise significant influence but not control, and that, in general, are 20-50 percent owned, are stated at cost plus equity in undistributed net income (loss) of the investee. These investments are evaluated for impairment, in which an impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be “other than temporary.” In judging “other than temporary,” the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company’s longer-term intent of retaining the investment in the investee.

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. There were no impairments at June 30, 2013 and September 30, 2013.

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

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basic net income per share is computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of ordinary shares, ordinary shares equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options and warrants (using the treasury stock method). However, the effect from options and warrants would have been anti-dilutive due to the fact that the weighted average exercise price per share of options and warrants is higher than the weighted average market price per ordinary share during the three months ended September 30, 2012 and 2013.

NOTE 3. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2013	September 30, 2013	September 30, 2013
Third Party	RMB	RMB	U.S. Dollars

Trade accounts receivable	¥42,993,298	¥40,425,182	$6,587,768

Allowance for doubtful accounts	(4,344,518)	(4,537,314)	(739,409)

Total - third- party, net	¥38,648,780	¥35,887,868	$5,848,359

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2013	September 30, 2013	September 30, 2013
Related Party	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥19,722,574	¥19,458,847	$3,171,053

Allowance for doubtful accounts	(978,210)	(883,061)	(143,906)

Total - related-parties, net	¥18,744,364	¥18,575,786	$3,027,147

One of the Founders, Mr. Yin Shenping, is the legal representative of Beijing Yabei Nuoda Science and Technology Co. Ltd (“Yabei Nuoda”). The founder does not have any equity interest in this company currently. The receivable from Yabei Nuoda was generated primarily from the sale of automation system and services based on written contracts.

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30, 2013	September 30, 2013	September 30, 2013
Current Portion	RMB	RMB	U.S. Dollars

Due from ENI (A)	¥6,799,669	¥2,450,006	$399,258

Loans to third parties (B)	8,440,639	10,486,824	1,708,954

Business advance to staff (C)	2,977,176	3,863,135	629,544

Deposits for projects	185,669	276,648	45,083

Others	1,210,230	488,578	79,620

Allowance for doubtful accounts	(481,880)	(470,015)	(76,595)

Total	¥19,131,503	¥17,095,176	$2,785,864

Third Party	June 30, 2013	September 30, 2013	September 30, 2013
Non-Current Portion	RMB	RMB	U.S. Dollars

Due from ENI (A)	¥3,502,680	¥7,254,709	$1,182,242

Total	¥3,502,680	¥7,254,709	$1,182,242

(A)  Due from ENI represents a working capital loan to the Company’s former VIE. In January 2012, ENI agreed to repay the loan on a payment schedule, and interest is accruing during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over approximately three years on a quarterly basis beginning March 2012. The first four payments are RMB 1.2 million each. In March, June, September and December of 2012, the Company received an aggregate of RMB 4.8 million. Starting March 2013, installments for each quarter would be ¥1,777,653. The Company has received the payments on time in March and June, 2013. On September 30, 2013, ENI proposed to extend the payment period and signed a new contract with the Company. According to the new arrangement, the remaining part of this loan will be repaid over four years with quarterly installments of ¥699,147. The payments after 1 year are RMB 7,254,709 ($1,182,242).

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Below is a summary of other receivables - related parties which consisted of the following:

Related Party	June 30, 2013	September 30, 2013	September 30, 2013
Name of Related Party	RMB	RMB	U.S. Dollars

Beijing Yabei Nuoda Science and Technology Co. Ltd. (A)	¥500,000	¥500,000	$81,481

Other-travel advances (B)	242,528	671,227	109,384

Total	¥742,528	¥1,171,227	$190,865

(A) Non-interest bearing loan due on demand.
(B) Other travel advances were paid to the Company’s management. These advances are short term and will be offset against travel and business expenses.

NOTE 5. PURCHASE ADVANCES

The Company purchased products and services from a third-party and a related party during the normal course of business. Purchase advances consisted of the following:

	June 30, 2013	September 30, 2013	September 30, 2013
Third Party	RMB	RMB	U.S. Dollars

Prepayment for inventory purchase	¥19,237,449	¥21,335,245	$3,476,834

Allowance for doubtful accounts	(824,942)	(823,887)	(134,262)

Total	¥18,412,507	¥20,511,358	$3,342,572

Below is a summary of purchase advances to related party.

	June 30, 2013	September 30, 2013	September 30, 2013
Related Party	RMB	RMB	U.S. Dollars

Xiamen Huangsheng Hitek Computer Network Co. Ltd.	¥394,034	¥394,034	$64,213

Total	¥394,034	¥394,034	$64,213

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

One of the Founders and a family member collectively own 57% of Xiamen Huasheng Haitian Computer Network Co. Ltd.

NOTE 6. INVENTORIES

Inventories consisted of the following:

	June 30, 2013	September 30, 2013	September 30, 2013
	RMB	RMB	U.S. Dollars

Small component parts	¥45,314	¥46,744	$7,617

Work in process	1,356,755	2,884,140	470,005

Finished goods	11,869,001	15,013,606	2,446,648

Total inventories	¥13,271,070	¥17,944,490	$2,924,270

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2013	September 30, 2013	September 30, 2013
	RMB	RMB	U.S. Dollars

Motor vehicles	¥2,683,250	¥2,683,250	$437,268

Office equipment and fixtures	593,654	600,374	97,838

Total property and equipment	3,276,904	3,283,624	535,106

Less: Accumulated depreciation	(1,567,058)	(1,717,426)	(279,875)

Property and equipment, net	¥1,709,846	¥1,566,198	$255,231

Depreciation expenses were ¥72,379 and ¥150,368 ($24,504) for the three months ended September 30, 2012 and 2013, respectively.

NOTE 8. Long-term investment

On June 28, 2013, the Company purchased 2,800,000 restricted shares of Avalon Oil and Gas, Inc. ("Avalon") for $0.089 per share, or approximately ¥1.5 million ($250,000). Since the restriction for the shares is for two years, the Company was able to acquire the shares at 50% of the market value. As a result, Recon owns 32.22% of Avalon's outstanding shares. The investment was accounted for using the equity method and no gain or loss from equity investment was recorded for the year ended June 30, 2013 due to immateriality. As of September 30, 2013, Recon owns 27.43% of Avalon’s outstanding shares due to Avalon issuing more shares. Avalon is an independent US domestic oil and natural gas producer listed on the OTCBB under the ticker symbol AOGN. Avalon is building a portfolio of oil and gas producing properties to generate asset growth. For the three months ended September 30, 2013, Avalon had revenue of approximately $40,000 and net loss of $0.2 million. The Company recorded a loss of ¥374,614 ($61,048) for its share of Avalon’s loss for the three months ended September 30, 2013.

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2013	September 30, 2013	September 30, 2013
Third Party	RMB	RMB	U.S. Dollars

Consulting services	¥1,199,716	¥499,049	$81,326

Due to ENI (A)	148,000	-	-

Expenses paid by third-parties	580,648	440,085	71,717

Others	36,327	11,983	1,953

Total	¥1,964,691	¥951,117	$154,996

(A)  A former VIE of the Company, which ceased to be a VIE on December 16, 2010.

	June 30, 2013	September 30, 2013	September 30, 2013
Related Party	RMB	RMB	U.S. Dollars

Due to related parties (1)	¥2,860,824	1,860,824	$303,245

Expenses paid by the major shareholders	467,499	432,321	70,452

Due to family member of one owner on behalf on Recon	716,000	200,000	32,592

Due to management staff on behalf of Recon	195,352	177,623	28,945

Total	¥4,239,675	¥2,670,768	$435,234

(1)   Includes an advance from Yabei Nuoda for RMB 61,477 and an advance from Xiamen Henda Haitek for RMB 1,799,347 to supplement the Company’s working capital. The advances are payable on demand and non-interest bearing.

NOTE 10. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2013	September 30, 2013	September 30, 2013
	RMB	RMB	U.S. Dollars

VAT payable	¥2,802,890	¥2,635,313	$429,456

Business tax payable	75,865	75,865	12,363

Enterprise income tax payable	3,850,288	4,045,748	659,303

Other taxes payable	25,385	8,898	1,450

Total taxes payable	¥6,754,428	¥6,765,824	$1,102,572

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	June 30, 2013	September 30, 2013	September 30, 2013
	RMB	RMB	U.S. Dollars
Communication Bank, 6.6% annual interest, due on October 25, 2013 (A)	¥3,090,000	¥3,090,000	¥503,554
Communication Bank, 6.6% annual interest, due on November 15, 2013	1,910,000	1,910,000	311,257
Beijing Bank,5.75% annual interest, due on February 25, 2014	1,200,000	1,200,000	195,554
Beijing Bank, 5.75 % annual interest, due on February 27, 2014	600,000	600,000	97,777
Beijing Bank, 5.75 % annual interest, due on April 9, 2014	1,200,000	1,200,000	195,554
Beijing Bank, 5.75 % annual interest, due on April 16, 2014	900,000	900,000	146,666
Beijing Bank,5.75 % annual interest, due on March 11, 2014	1,100,000	1,100,000	179,258
Industrial and commercial bank, float interest rate, due on December 31, 2013	-	500,000	81,481
Industrial and commercial bank, float interest rate, due on July 28, 2014		3,060,000	498,664
Industrial and commercial bank, float interest rate, due on August 8, 2014		1,000,000	162,962
Industrial and commercial bank, float interest rate, due on February 25, 2014		3,000,000	488,886

Total short-term bank loans	¥10,000,000	¥17,560,000	$2,861,613

(A) The Company paid off the loan of ¥3,090,000 from Communication Bank on October 25, 2013.

Interest expense for short-term bank loans was ¥474,125 and ¥219,672 ($35,798) for the three months ended September 30, 2012 and 2013, respectively.

NOTE 12. SHORT-TERM BORROWINGS

Short-term borrowings are generally extended upon maturity and consisted of the following:

	June 30, 2013	September 30, 2013	September 30, 2013
Short-term borrowings due to non-related parties:	RMB	RMB	U.S. Dollars
Short-term borrowing, 6% annual interest, due on November 29, 2013	¥70,375	¥70,375	$11,468
Short-term borrowings with no interest, due on April 21, 2014	500,000	460,000	74,963
Total short-term borrowings due to non-related parties	¥570,375	¥530,375	$86,431

Interest expense for short-term borrowings due to non-related parties was ¥19,768 and ¥1,056 ($172) for the three months ended September 30, 2012 and 2013, respectively.

	June 30, 2013	September 30, 2013	September 30, 2013
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars
Due-on-demand borrowings from Founders, no interest	¥6,377	¥-	$-
Short-term borrowing from a Founder's family member, 6% annual interest, due on December 21, 2013 (A)	3,653,906	33,906	5,525
Short-term borrowing from a Founder's family member, 6% annual interest, matures on November 29, 2013 (A)	1,610,000	-	-
Short-term borrowings from Xiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2013	200,000	200,000	32,592
Short-term borrowings from management, 6% annual interest, due on December 7, 2013	32,996	32,996	5,378

Total short-term borrowings due to related parties	¥5,503,279	¥266,902	$43,495

(A)  The Company has repaid ¥5,230,000 by July 29, 2013.

Interest expense for short-term borrowings due to related parties was ¥55,117 and ¥532 ($87) for the three months ended September 30, 2012 and 2013, respectively.

NOTE 13. SHAREHOLDERS’ EQUITY

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2013 and September 30, 2013, the balance of total statutory reserves was ¥3,023,231 and ¥3,310,881 ($539,548), respectively.

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

Stock price at grant date	$6.00
Exercise price (per share)	$6.00
Risk free rate of interest***	4.6118%
Dividend yield	0.0%
Life of option (years)**	10
Volatility*	78%
Forfeiture rate****	15%

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

2012 Options Plan– The Company granted options to purchase 415,000 ordinary shares to its employees and non-employee director on March 26, 2012. The options have an excise price of $2.96, which was equal to the share price of the Company’s ordinary shares at March 26, 2012, and will vest over a period of five years, with the first 20% vesting on March 26, 2013. The options expire ten years after the date of grant, on March 26, 2022. The fair value was estimated on March 26, 2012 using the black-scholes option-pricing model with the following assumptions:

Stock price at grant date	$2.96
Exercise price (per share)	$2.96
Discount Rate - Bond Equivalent Yield***	1.56%
Dividend yield	0.0%
Life of option (years) **	7.5
Volatility*	46%
Forfeiture rate****	0%

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
In July 2013, three employees with 44,000 options resigned from the Company and their granted options were forfeited back to the Company’s incentive option pool.

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the stock options activity:

		Weighted Average Exercise Price Per
Stock Options	Shares	Share

Outstanding as of July 1, 2013	608,000	$3.93

Granted	-	-

Forfeited	(44,000)	-

Exercised	-	-

Outstanding as of September 30, 2013	564,000	$3.93

The following is a summary of the status of options outstanding and exercisable at September 30, 2013:

Outstanding Options			Exercisable Options
		Average			Average
		Remaining			Remaining
Average Exercise		Contractual life	Average Exercise		Contractual life
Price	Number	(Years)	Price	Number	(Years)
$6.00	193,000	5.83	$6.00	115,800	5.83
$2.96	371,000	8.49	$2.96	-	8.49

The total share-based compensation expenses recorded for stock options granted were ¥454,805 and ¥414,954 ($67,622) for the three months ended September 30, 2012 and 2013, respectively. The total unrecognized share-based compensation expense as of September 30, 2013 was approximately ¥3.3 million ($0.5 million), which is expected to be recognized over a weighted average period of approximately 2.85 years.

Placement Agent Warrants

The Company had 170,000 of granted placement agent warrants as of September 30, 2013 and no warrants were exercised during this period.

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

Deferred tax asset is comprised of the following:

	June 30, 2013	September 30, 2013	September 30, 2013
	RMB	RMB	U.S. Dollars

Allowance for doubtful receivables	¥1,006,721	¥994,853	$162,123

Total deferred income tax assets	¥1,006,721	¥994,853	$162,123

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s tax provision is comprised of the following:

	For the three months ended September 30,
	2012	2013	2013
	RMB	RMB	U.S. Dollars

Current income tax provision	¥-	¥200,914	$32,741

Deferred income taxes provision	31,624	11,868	1,934

Provision for income tax	¥31,624	¥212,782	$34,675

NOTE 16. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2013
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars

Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$299,118

Unappropriated retained earnings	2,717,231	2,665,337	5,382,568	869,812
Accumulated other comprehensive loss	(18,793)	(13,784)	(32,577)	(5,265)

Total non-controlling interest	¥4,349,438	¥2,851,553	¥7,200,991	$1,163,665

	As of September 30, 2013
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars

Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$301,643

Unappropriated retained earnings	2,784,200	2,758,277	5,542,477	903,213
Accumulated other comprehensive loss	(19,205)	(14,193)	(33,397)	(5,443)

Total non-controlling interest	¥4,415,995	¥2,944,084	¥7,360,080	$1,199,413

NOTE 17. CONCENTRATIONS

For the three months ended September 30, 2013, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented 37.53% and 34.16% of the Company’s revenue, respectively. For the three months ended September 30, 2012, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”) represented 9.08% and13.23% of the Company’s revenue, respectively.

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2012, one supplier, Hebei Huanghua Xiangtong Technical Co. Ltd, accounted for 30.54% of the company’s total purchases. For the three months ended September 30, 2013, four major suppliers accounted for 11.8%, 20.1%, 15.1% and 24.9% of the company’s total purchase.

NOTE 18. COMMITMENTS AND CONTINGENCY

(a)   Office Leases

The Company leased three offices in Beijing (two for BHD; one for Recon-JN), one office in Jining for Recon-JN and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as of September 30, 2013:

	Twelve months ending September 30,
	Office lease payment
	RMB	U.S. Dollars
2014	¥695,400	$113,324
2015	175,000	28,518
Total	¥870,400	$141,842

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of September 30, 2013, the Company estimated its severance payments of approximately ¥1.2 million ($0.2 million) which has not been reflected in its unaudited condensed consolidated financial statements because the Company has determined that the likelihood to make these payments is remote.

NOTE 19. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties  – sales to related parties consisted of the following:

	For the three months ended September 30,
	2012	2013	2013
	RMB	RMB	U.S. Dollars

Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥532,051	¥116,473	$18,981

Xiamen Henda Haitian computer network Inc	-	299,145	48,749

Revenues from related parties	¥532,051	¥415,618	$67,730

Purchases from related parties – purchases from related parties consisted of the following:

	For the three months ended September 30,
	2012	2013	2013
	RMB	RMB	U.S. Dollars

Huanghua Xiang Tong Manufacture	¥2,919,320	¥-	$-

Purchase from related parties	¥2,919,320	¥-	$-

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Leases from related parties - The Company has various agreements for the lease of office space owned by the Founders and their family members.  The terms of the agreement state that the Company will continue to lease the property for two years at a monthly rent of ¥84,333 with the annual rental expense at approximately ¥1 million ($0.2 million).

Short-term borrowings from related parties - The Company borrowed ¥5,503,279 and ¥266,902 ($43,495) from the Founders, their family members and senior officers as of June 30, 2013 and September 30, 2013, respectively. For the specific terms and interest rates of the borrowings, please see Note 12.

Trade accounts payable to related parties - The Company owed ¥3,994,718 to one related party as of June 30, 2013. As of September 30, 2013, BHD was not a related party to this supplier.

Expenses paid by the owners on behalf of Recon –The major owner of Nanjing Recon, Mr. Yin and the major owner of BHD, Mr. Chen, paid certain operating expenses for the Company. As of June 30, 2013 and September 30, 2013, ¥467,499 and ¥432,321 ($70,452) were due to them, respectively.

NOTE 20. Variable Interest Entities

The Company reports its VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the condensed consolidated financial statements.

Summary information regarding consolidated VIEs is as follows:

	June 30, 2013	September 30, 2013	September 30, 2013
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥10,341,778	¥5,599,307	$912,474
Trade accounts receivable, net	57,393,144	54,463,653	8,875,506
Notes receivable	2,578,855	-	-
Purchase advances	17,862,507	20,355,393	3,317,155
Other assets	29,974,454	37,850,180	6,168,141
Total current assets	¥118,150,738	¥118,268,533	$19,273,276

Non-current assets	1,705,940	1,562,683	254,658

Total Assets	¥119,856,678	¥119,831,216	$19,527,934

LIABILITIES
Trade accounts payable	¥11,378,883	¥8,474,376	$1,381,001
Taxes payable	6,754,428	6,765,520	1,102,523
Other liabilities	24,770,161	25,375,056	4,135,170
Total current liabilities	42,903,472	40,614,952	6,618,695
Total Liabilities	¥42,903,472	¥40,614,952	$6,618,695

The financial performance of VIEs reported in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended September 30, 2013 includes revenues of ¥11,512,710 ($1,876,134), operating expenses of ¥3,388,009 ($552,117), other expenses of ¥129 ($21) and a net income of ¥1,886,755($307,469).

