Form 10-Q
period 2013-12-31
Recon Technology, Ltd
filed 2014-02-13
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2013

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
No. 9 Fulin Road
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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date. The Company is authorized to issue 25,000,000 ordinary shares. As of the date of this report, the Company has issued and outstanding 4,528,311 shares.

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

Overview

We are a company with limited liability incorporated in 2007 under the laws of the Cayman Islands. Headquartered in Beijing, we provide products and services to oil and gas companies and their affiliates through Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”) and Beijing BHD Petroleum Technology Co., Ltd. (“BHD” and together with Nanjing Recon, our “Domestic Companies”). As the company contractually controlling the Domestic Companies, we are the center of strategic management, financial control and human resources allocation.

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

Recent events

On November 25, 2013 (as amended on November 29, 2013), the Company entered into a securities purchase agreement with certain institutional investors for the sale of 546,500 ordinary shares in a registered direct offering at the price of $4.81 per ordinary share (amended to $4.30 per ordinary share on November 29, 2013). The net cash proceeds received from the stock offering, after deducting placement agency fees and other associated fees, were ¥12,132,882 (approximately $2.0 million). Please see details in Note 14 - Stockholders’ equity.

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

Factors Affecting Our Business

Business Outlook

The oilfield engineering and technical service industry is generally divided into five sections: (1) exploration, (2) drilling and completion, (3) testing and logging, (4) production, and (5) oilfield construction. Thus far our businesses have been involved in completion, production and construction processes. Our management still believe we need to expand our core business, move into new markets, and develop new businesses quickly for the coming yeaers. Management anticipates great opportunities both in new markets and our existing markets. We believe that many existing wells and oilfields need to improve or renew their equipment and service to maintain production and techniques and services like ours will be needed as new oil and gas fields are developed. In the next three years, we will focus on:

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

Gathering and Transferring Equipment. With more new wells developed, our management anticipates that demand for our furnaces and burners will grow more compared to last year, especially in the Jilin Oilfield and Zhongyuan oilfield.

Fracturing service. We believe we cooperated well with Zhongyuan Oilfield in fiscal year 2013 and expect to continue growing revenue from fracturing and related stimulation services for fiscal year 2014, from Zhongyuan oilfield and also some other oilfields clients.

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

Factors Affecting Our Results of Operations

Our operating results in any period are subject to general conditions typically affecting the Chinese oilfield service industry including:

•	the amount of spending by our customers, primarily those in the oil and gas industry;
⋅	growing demand from large corporations for improved management and software designed to achieve such corporate performance;

•	the procurement processes of our customers, especially those in the oil and gas industry;
⋅	competition and related pricing pressure from other oilfield service solution providers, especially those targeting the Chinese oil and gas industry;
•	the ongoing development of the oilfield service market in China; and
⋅	inflation and other macroeconomic factors.

Unfavorable changes in any of these general conditions could negatively affect the number and size of the projects we undertake, the number of products we sell, the amount of services we provide, the price of our products and services, and otherwise affect our results of operations.

Our operating results in any period are more directly affected by company-specific factors including:

•	our revenue growth, in terms of the proportion of our business dedicated to large companies and our ability to successfully develop, introduce and market new solutions and services;
⋅	our ability to increase our revenues from both old and new customers in the oil and gas industry in China;
•	our ability to effectively manage our operating costs and expenses; and
⋅	our ability to effectively implement any targeted acquisitions and/or strategic alliances so as to provide efficient access to markets and industries in the oil and gas industry in China.

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

Fair Values of Financial Instruments

The US GAAP accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The three levels of inputs are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable.

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, trade accounts payable, accrued liabilities, advances from customers and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term receivables and borrowings approximate fair value because their interest rates charged approximate the market rates for financial instruments with similar terms. The fair value of the warrants liability was determined using the Black-Scholes Model, as Level 2 inputs (See Note 13). Any changes in the assumptions that are used in the Black-Scholes Model may increase or decrease the warrants liability from quarter to quarter. Any change in adjustment would be charged to operations.

Receivables

Trade receivables are carried at original invoiced amount less a provision for any potential uncollectible amounts. Provisions are applied to trade receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We believe based on the current economic condition and our history of collections on accounts and notes receivable, our allowance for doubtful accounts was adequate at December 31, 2013.

Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, we reduce the carrying value of the long-lived asset by the estimated excess of the carrying value over the projected discounted cash flows. In the past, we have not had to make significant adjustments to the carrying values of our long-lived assets, and we do not anticipate a need to do so in the future. However, circumstances could cause us to have to reduce the value of our capitalized assets more rapidly than we have in the past if our revenues were to significantly decline. Estimated cash flows from the use of the long-lived assets are highly uncertain and therefore the estimation of the need to impair these assets is reasonably likely to change in the future. Should the economy or acceptance of our assets change in the future, it is likely that our estimate of the future cash flows from the use of these assets will change by a material amount. There were no impairments at June 30, 2013 and December 31, 2013.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, Share-Based Payment. Under the fair value recognition provisions of this topic, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight–line basis over the requisite service period for the entire award. The Company has elected to recognize compensation expenses mainly using the Black-Scholes valuation model estimated at the grant date based on the award’s fair value.

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Revenues

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Hardware -non-related parties	¥18,082,903	¥40,691,269	¥22,608,366	125.03%
Hardware - related parties	712,847	558,312	(154,535)	(21.68)%
Service	20,504,959	397,589	(20,107,370)	(98.1)%
Software - non-related parties	5,192,712	3,550,780	(1,641,932)	(31.6)%
Software - related parties	1,487,179	1,068,376	(418,803)	(28.2)%
Total revenues	¥45,980,600	¥46,266,326	¥285,726	0.6%

Revenues. Our total revenues increased by 0.6%, or ¥ 285,726 ($46,761), from approximately ¥46.0 million for the three months ended December 31, 2012 to ¥46.3 million ($7.6 million) for the same period of 2013. The changes in our revenues for the three-month period were due to the following factors:

(1)	Hardware business. During the three-month ended December 31, 2013, the increase in hardware revenue was mainly caused by higher sales of automation business from Jidong Oilfield and Southwest branch of Sinopec and sales of furnaces from Qinghai Oilfield, Huabei oilfield and Jiling Oilfield. Overall, our newly developed customers contributed most of our increasing business.

(2)	Service business. Service revenue for three months ended December 31, 2013 consisted mainly of minor maintenance services, which were provided upon request by customers. The decrease was mainly because we completed some major fracturing contracts during the quarter ended December 31, 2012 while no such major services was completed this quarter. Our fracturing business is still proceeding, and we also obtained new contracts in this business. In addition, we successfully achieved access certification of additional oilfield branches, which means we can provide fracturing service to a broader solid customer base.

(3)	Hardware – related parties. Sales of hardware from related parties decreased because we used to develop business on Ji Dong oilfield through a local agent company, of which our Chief Executive Officer was the legal representative through December 2013. After we achieved business entrance certification in the name of Recon and could cooperate with oilfield customers directly two years ago, revenue from related-parties decreased, while the local agency might still purchase automation products from Recon, there would be always revenue from related parties and the revenue of both hardware and software from related parties might fluctuate from period to period.

(4)	Software business. The software sales to non related parties decreased approximately ¥1.6 million ($0.3 million). We record revenue as software sales if (1) the customer signs a separate software contract with us, or (2) the customer accepts VAT invoices for software. The amount of our revenues categorized as software sales may fluctuate because certain software may be sold with hardware at times as a whole product and not separately priced.

(5)	Software business – related parties. During the quarter ended December 31, 2013, we recorded software revenue of ¥1.1 million ($0.2 million) to a related party. As mentioned above, we used to develop business on Ji Dong oilfield through a local agent. Since we achieved business entrance certification by ourselves, revenue through the related party decreased overall, so software revenue from this related party also decreased this period.

Cost and Margin

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Total revenues	¥45,980,600	¥46,266,326	¥285,726	0.6%
Cost of revenues	31,960,827	29,741,914	(2,218,913)	(6.9)%
Gross profit	¥14,019,773	¥16,524,412	¥2,504,639	17.9%
Margin %	30.5%	35.7%	5.2%

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

Our cost of revenues decreased from approximately ¥31.9 million in the three months ended December 31, 2012 to approximately ¥29.7 million ($4.9 million) for the same period of 2013, a decrease of approximately ¥2.2 million ($0.4 million), or 6.9%. As a percentage of revenues, our cost of revenues decreased from 69.5% in 2012 to 64.3% in 2013. This decrease was mainly caused by lower service costs because the Company didn't have any fracturing business for the three months ended December 31, 2013.

Gross profit. Our gross profit increased to approximately ¥16.5 million ($2.7 million) for the three months ended December 31, 2013 from approximately ¥14.0 million for the same period in 2012. Our gross profit as a percentage of revenue increased to 35.7% for the three months ended December 31, 2013 from 30.5% for the same period in 2012. This was mainly due to hardware revenue increased with higher gross profit margin during the three months ended December 31, 2013 compared to the same period last year.

In more detail:

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Total revenues - hardware and software – non-related parties	¥23,275,615	¥44,242,049	¥20,966,434	90.1%
Cost of revenues - hardware and software – non-related parties	14,739,526	29,480,982	14,741,456	100.0%
Gross profit	¥8,536,089	¥14,761,067	¥6,224,978	72.9%
Margin %	36.7%	33.4%	(3.3)%

The revenue from hardware and software to non-related parties increased ¥20.9 million, mainly due to the increase from furnace sales and automation business in the three months ended December 31, 2013. The gross profit from the hardware and software sales to non-related parties increased ¥6.2 million ($1.0 million) compared to the same period of last year.

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Total revenues - hardware and software - related parties	¥2,200,026	¥1,626,688	¥(573,338)	(26.1)%
Cost of revenues - hardware and software - related parties	1,519,307	225,986	(1,293,321)	(85.1)%
Gross profit	¥680,719	¥1,400,702	¥719,983	105.8%
Margin %	30.9%	86.1%	55.2%

Cost of revenue from hardware and software-related parties decreased as revenue decreased. While gross profit decreased was mainly because revenue decreased as we developed business directly with oilfield, rather than cooperation with some parties. As software business with higher margin accounted for a larger percentage this period, gross profit margin increased.

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Total revenues - service	¥20,504,959	¥397,589	¥(20,107,370)	(98.1)%
Cost of revenues - service	15,701,994	34,946	(15,667,048)	(99.8)%
Gross profit	¥4,802,965	¥362,643	¥(4,440,332)	(92.4)%
Margin %	23.4%	91.2%	67.8%

¥20.5 million service revenue in the quarter ended December 31, 2012 was mainly due to several fracturing service contracts signed with Sinopec Zhongyuan oilfield. We generated 23.4% gross profit margin from these service contracts. There was no such project completed for this period, so no revenue from fracturing service was recorded. Our margin in 2013 was 91.2% because the revenues recognized in this quarter was largely due to final project acceptance by our client and corresponding project costs were largely recognized in prior periods.

Operating Expenses
	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Selling and distribution expenses	¥1,634,196	¥2,250,518	¥616,322	37.7%
% of revenue	3.6%	4.9%	1.3%
General and administrative expenses	2,502,646	3,715,640	1,212,994	48.5%
% of revenue	5.4%	8.0%	2.6%
Research and development expenses	4,198,861	2,661,397	(1,537,464)	(36.6)%
% of revenue	9.1%	5.8%	(3.3)%
Operating expenses	¥8,335,703	¥8,627,555	¥291,852	3.5%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses increased by 37.7%, from approximately ¥1.6 million for the three months ended December 31, 2012 to approximately ¥2.3 million ($0.4 million) for the same period of 2013. This increase was primarily from the increased shipping charges and service charges. Selling expenses were 3.6% of total revenues in the three months ended December 31, 2012 and 4.9% of total revenues in the same period of 2013.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses and other expenses incurred in connection with general operations. General and administrative expenses increased by 48.5%, or ¥1.2 million ($0.2 million), from approximately ¥2.5 million in the three months ended December 31, 2012 to approximately ¥3.7 million ($0.6 million) in the same period of 2013. General and administrative expenses were 5.4% of total revenues in 2012 and 8.0% of total revenues in 2013. The increase in general and administrative expenses was mainly due to an increase in fees related to IR service, salary, allowance for doubtful accounts and traveling expenses.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses decreased by 36.6%, from approximately ¥4.2 million for the three months ended December 31, 2012 to approximately ¥2.7 million ($0.4 million) for the same period of 2013. This decrease was primarily due to less input of materials and equipment of R&D on our furnaces.

Net Income

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change

Income from operations	¥5,684,070	¥7,896,857	¥2,212,787	38.9%

Interest and other income (expense)	626,805	(65,253)	(692,058)	(110.4)%

Income before income tax	6,310,875	7,831,604	1,520,729	24.1%

Provision for income tax	423,308	1,251,862	828,554	195.7%

Net Income	5,887,567	6,579,742	692,175	11.8%
Less: Net income attributable to non-controlling interest	599,206	765,071	165,865	27.7%
Net income attributable to ordinary shareholders	¥5,288,361	¥5,814,671	¥526,310	10.0%

Income from operations. Income from operations was approximately ¥7.9 million ($1.3 million) for the three months ended December 31, 2013, compared to income of ¥5.7 million for the same period of 2012. This increase in income from operations can be attributed primarily to the increased revenue, gross margins and decreases in research and development expenses.

Interest and other income (expense). Interest and other expense was approximately ¥0.1 million ($10,679) for the three months ended December 31, 2013, compared to interest and other income of ¥0.6 million for the same period of 2012. The ¥0.7 million ($0.1 million) decrease in interest and other income was primarily due to increase in loss from investment and decrease in subsidy income, interest expense and foreign currency exchange loss.

Investment loss. The Company held approximately 25.0% interest of Avalon at December 31, 2013. Since Avalon’s operating results for three months ended December 31, 2013 will not be available as of the filing date, the Company used Avalon’s last quarter’s operating results as the best estimate for the three months ended December 31, 2013, which was a loss of approximately ¥0.4 million ($0.06 million).

Provision for income tax. Provision for income tax for the three months ended December, 2012 was approximately ¥0.4 million and ¥1.3 million ($0.2 million) for the three months ended December 31, 2013. This increase of provision for income tax was mainly due to the income from operations for the three months ended December 31, 2013.

Net income. As a result of the factors described above, net income was approximately ¥6.6 million ($1.1 million) for the three months ended December 31, 2013, an increase of approximately ¥0.7 million ($0.1 million) from net income of ¥5.9 million for the same period of 2012.

Net income attributable to ordinary shareholders. As a result of the factors described above, net income attributable to ordinary shareholders was approximately ¥5.8 million ($0.9 million) for the three months ended December 31, 2013, an increase of approximately ¥0.5 million ($0.1 million) from net income attributable to ordinary shareholders of ¥5.3 million for same period of 2012.

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Revenues

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Hardware - non-related parties	¥26,605,044	¥49,865,284	¥23,260,240	87.4%
Hardware - related parties	1,244,898	674,785	(570,113)	(45.8)%
Service	20,504,959	397,589	(20,107,370)	(98.1)%
Software - non-related parties	5,192,712	5,473,857	281,145	5.4%
Software - related parties	1,487,179	1,367,521	(119,658)	(8.0)%
Total revenues	¥55,034,792	¥57,779,036	¥2,744,244	5.0%

Revenues. Our total revenues increased by 5.0%, or approximately ¥2.7 million ($0.4 million), from ¥55.0 million for the six months ended December 31, 2012 to ¥57.8 million ($9.5 million) for the same period of 2013. The changes in our revenues for the six-month period were due to the following factors:

(1)	Hardware business. During the six-month ended December 31, 2013, the increase in hardware revenue was mainly due to higher sales of furnaces and automation products.

(2)	Service business. Service revenue for six months ended December 31, 2013 consisted mainly of minor maintenance services, which were provided upon request by customers. Our fracturing business is still proceeding, and we also obtained new contracts of this business. In addition, we successfully achieved access certification of other oilfield branches, which means we can provide fracturing service with broad solid customer base. The ¥20.5 million service revenue in the six months ended December 31, 2012 was mainly due to several fracturing service contracts signed with Sinopec Zhongyuan oilfield.

(3)	Hardware – related parties. Sales of hardware from related parties decreased because we used to develop business on Ji Dong oilfield through some local agent companies. After we achieved business entrance certification in the name of Recon and could cooperate with oilfield customers directly two years ago, revenue from related-parties decreased, while the local agency might still purchase automation products from Recon, there would be always revenue from related parties and the revenue of both hardware and software from related parties might be fluctuated from year to year.

(4)	Software business. The software sales increased approximately ¥0.3 million ($46,011). We record revenue as software sales if (1) the customer signs a separate software contract with us, or (2) the customer accepts VAT invoices for software. The amount of our revenues categorized as software sales may fluctuate because certain software may be sold with hardware at times as a whole product and not separately priced

(5)	Software business – related parties. In the six months ended December 31, 2013, we recorded software revenue of ¥1.4 million ($0.2 million) to a related party.

Cost and Margin

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Total revenues	¥55,034,792	¥57,779,036	¥2,744,244	5.0%
Cost of revenues	38,569,594	35,963,524	(2,606,070)	(6.8)%
Gross profit	¥16,465,198	¥21,815,512	¥5,350,314	32.5%
Margin %	29.9%	37.8%	7.9%	—

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

Our cost of revenues decreased from approximately ¥38.6 million in the six months ended December 31, 2012 to approximately ¥36.0 million ($5.9 million) for the same period of 2013, a decrease of approximately ¥2.6 million ($0.4 million), or 6.8%. As a percentage of revenues, our cost of revenues decreased from 70.1% in 2012 to 62.2% in 2013. This decrease was mainly caused by lower service costs.

Gross profit. Our gross profit increased to approximately ¥21.8 million ($3.6 million) for the six months ended December 31, 2013 from approximately ¥16.5 million for the same period in 2012. Our gross profit as a percentage of revenue increased to 37.8% for the six months ended December 31, 2013 from 29.9% for the same period in 2012. This was mainly due to fracturing service with lower margins, which accounted for a major part of our revenue during the six months ended December 31, 2012. As to our automation business and furnaces business, our margins were both improved because our products and services were well accepted by our clients, especially our newly developed clients.

In more detail:

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Total revenues - hardware and software – non-related parties	¥31,797,756	¥55,339,141	¥23,541,385	74.0%
Cost of revenues - hardware and software – non-related parties	20,506,088	35,599,656	15,093,568	73.6%
Gross profit	¥11,291,668	¥19,739,485	¥8,447,817	74.8%
Margin %	35.5%	35.7%	0.2%	—

Revenue from hardware and software to non related parties increased ¥23.5 million, mainly due to the hardware revenue increase from the furnaces sales and automation products in the six months ended December 31, 2013. The gross profit from the hardware and software sales to non-related parties increased ¥8.4 million ($1.4 million) compared to the same period of last year.

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Total revenues - hardware and software - related parties	¥2,732,077	¥2,042,306	¥(689,771)	(25.2)%
Cost of revenues - hardware and software - related parties	2,340,892	328,922	(2,011,970)	(85.9)%
Gross profit	¥391,185	¥1,713,384	¥1,322,199	338%
Margin %	14.3%	83.9%	69.6%	—

Cost of revenue from hardware and software-related parties decreased as corresponding revenue decreased. Gross margin increased, primarily because higher margin software business accounted for a larger percentage this period.

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Total revenues-service	¥20,504,959	¥397,589	¥(20,107,370)	(98.1)%

Cost of revenues -service	15,722,614	34,946	(15,687,668)	(99.8)%

Gross profit	¥4,782,345	¥362,643	¥(4,419,702)	(92.4)%
Margin %	23.3%	91.2%	67.9%	—

The ¥20.5 million service revenue for the six months ended December 31, 2012 was mainly due to several fracturing service contracts signed with Sinopec Zhongyuan oilfield. We generated 23.3% gross profit margin from these service contracts. Our margin in 2013 was 91.2% because the revenues recognized in this period was largely due to final project acceptance by our client and corresponding project costs were largely recognized in prior periods.

Operating Expenses

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Selling and distribution expenses	¥2,902,994	¥3,604,440	¥701,446	24.2%
% of revenue	5.3%	6.2%	0.9%	—
General and administrative expenses	4,485,758	6,457,563	1,971,805	44.0%
% of revenue	8.2%	11.2%	3.0%	—
Research and development expenses	5,732,189	3,353,997	(2,378,192)	(41.5)%
% of revenue	10.4%	5.8%	(4.6)%	—
Operating expenses	¥13,120,941	¥13,416,000	¥295,059	2.2%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses increased by 24.2%, from approximately ¥2.9 million for the six months ended December 31, 2012 to approximately ¥3.6 million ($0.6 million) for the same period of 2013. This increase was primarily from the increased shipping charge and service charge. Selling expenses were 5.3% of total revenues in the six months ended December 31, 2012 and 6.2% of total revenues in the same period of 2013.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses and other expenses incurred in connection with general operations. General and administrative expenses increased by 44.0%, or ¥2.0 million ($0.3 million), from approximately ¥4.5 million in the six months ended December 31, 2012 to approximately ¥6.5 million ($1.1 million) in the same period of 2013. General and administrative expenses were 8.2% of total revenues in 2012 and 11.2% of total revenues in 2013. The increase in general and administrative expenses was mainly due to increase in consulting fee related to IR services, salary, allowance for doubtful accounts and traveling expenses.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses decreased by 41.5%, from approximately ¥5.7 million for the six months ended December 31, 2012 to approximately ¥3.4 million ($0.5 million) for the same period of 2013. This decrease was primarily due to the less input of materials and equipment of R&D on our furnaces and fracturing services in 2013.

Net Income

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2012	2013	(Decrease)	Change
Income from operations	¥3,344,257	¥8,399,512	¥5,055,255	151.2%
Interest and other income (expense)	659,958	(154,227)	(814,185)	(123.4)%
Income before income taxes	4,004,215	8,245,285	4,241,070	105.9%
Provision for income taxes	454,932	1,459,189	1,004,257	220.7%
Net income	3,549,283	6,786,096	3,236,813	91.2%
Less: Net income attributable to non-controlling interest	605,088	924,981	319,893	52.9%
Net income attributable to ordinary shareholders	¥2,944,195	¥5,861,115	¥2,916,920	99.1%

Income from operations. Income from operations was approximately ¥8.4 million ($1.4 million) for the six months ended December 31, 2013, compared to income of ¥3.3 million for the same period of 2012. This increase in income from operations can be attributed primarily to increased revenue, gross margins and decreases in research and development expenses.

Investment loss. Investment loss was ¥0.7 million ($0.1 million) for the six months ended December 31, 2013. The Company held approximately 25.0% interest of Avalon at December 31, 2013. Since Avalon’s operating results for three months ended December 31, 2013 will not be available as of the filing date, the Company used Avalon’s last quarter’s operating results as the best estimate for this period.

Interest and other income (expense). Interest and other expense was approximately ¥0.2 million ($25,240) for the six months ended December 31, 2013, compared to interest and other income of ¥0.7 million for the same period of 2012. The ¥0.8 million ($0.1 million) decrease in interest and other income was primarily due to increase in loss from investment and decrease in interest income and foreign currency exchange gain, increase in loss from investment and offset by increase in subsidy income and decrease in interest expense.

 Provision for income tax. Provision for income tax for the six months ended December, 2012 was approximately ¥0.5 million and ¥1.5 million ($0.2 million) for the six months ended December 31, 2013. This increase of provision for income tax was mainly due to the income from operations for the six months ended December 31, 2013.

Net income. As a result of the factors described above, net income was approximately ¥6.8 million ($1.1 million) for the six months ended December 31, 2013, an increase of approximately ¥3.3 million ($0.5 million) from net income of ¥3.5 million for the same period of 2012.

Net income attributable to ordinary shareholders. As a result of the factors described above, net income attributable to ordinary shareholders was approximately ¥5.9 million ($1.0 million) for the six months ended December 31, 2013, an increase of approximately ¥2.9 million ($0.5 million) from net income attributable to ordinary shareholders of ¥2.9 million for same period of 2012.

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

	For the Six Months Ended
	December 31,
	2012	2013	2013	Increase /	Percentage
	RMB	RMB	USD	(Decrease)	Change
Reconciliation of Adjusted EBITDA to Net Income (Loss)

Net income (loss)	¥3,549,283	¥6,786,096	$1,110,581	¥3,236,813	91.2%

Provision for income taxes	454,932	1,459,189	238,804	1,004,257	220.7%

Interest expense and foreign currency adjustment	536,353	599,040	98,036	62,687	11.7%

Change in fair value of warrants liability	-	556	91	556	100%

Loss from investment	-	735,080	120,300	735,080	100%

Stock compensation expense	907,153	895,509	146,555	(11,644)	(1.3)%

Depreciation and amortization	315,157	301,341	49,316	(13,816)	(4.4)%

Adjusted EBITDA	¥5,762,878	¥10,776,811	$1,763,683	¥5,013,933	87.0%

Adjusted EBITDA improved by approximately ¥5.0 million ($0.8 million) to approximately ¥10.8 million ($1.8 million) for the six months ended December 31, 2013 compared to approximately ¥5.8 million income for the same period in 2012. This was due to improved operations.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of December 31 2013, we had cash and cash equivalents in the amount of approximately ¥21.7 million ($3.6 million).

Indebtedness. As of December 31, 2013, except for approximately ¥0.5 million ($0.1 million) of short-term borrowings from third parties, approximately ¥0.2 million ($33,000) of short-term borrowings from related parties, and ¥19.36 million ($3.2 million) in commercial loans from local banks, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations, bank loans, short-term borrowings and stock offerings. As of December 31, 2013, we had total assets of approximately ¥172.8 million ($28.3 million), which includes cash of approximately ¥21.7 million ($3.6 million), net accounts receivable from third parties of approximately ¥66.7 million ($10.9 million), and net accounts receivable from related parties of approximately ¥17.8 million ($2.9 million). Working capital amounted to approximately ¥95.1million ($15.6 million), and shareholders’ equity amounted to approximately ¥104.0 million ($17.0 million).

Cash from Operating Activities. Net cash used in operating activities was approximately ¥6.8 million ($1.1 million) for the six months ended December 31, 2013. This was a decrease of approximately ¥12.0 million ($2.0million) compared to net cash provided by operating activities of approximately ¥5.2 million for the six months ended December 31, 2012. In more detail:

Net cash used in operating activities totaled approximately ¥6.8 million for the six months ended December 31, 2013, are primarily attributable to net income adjusted to reconcile to net cash provided by operating activities of ¥2.7 million, which primarily included adjustment for a ¥0.3 million of depreciation, a ¥0.4 million of provision for doubtful accounts, a ¥0.9 million of share based compensation, a $0.4 million of restricted shares issued to consulting firm and a ¥0.7 million of loss from investment. Net cash used in changes in operating assets and liabilities resulted in a net cash use of ¥16.2 million, which mainly due to a ¥22.7 million change in accounts receivable, notes receivable and other receivable, a ¥8.8 million change in inventory, a ¥1.3 million change in other payable, a ¥1.6 million change in accrued payroll and employees’ welfare, offset by a ¥10.4 million change in accounts payable and other payable, a ¥3.3 million change in taxes payable and a ¥1.2 million change in prepaid expense. Our net cash used in operating activities were primarily for purchase of inventories for projects in the upcoming quarters. In addition, accounts receivable increased due to our operating seasonality. Most of our projects were finished by end of calendar year, and we believe these receivables will be recovered based on contractual payment schedules.

Cash from Investing Activities. Net cash used in investing activities was ¥36,495 ($5,973) for the six months ended December 31, 2013, a decrease of ¥359,495 ($58,883) from ¥395,990 for the same period of 2012. The decrease was due to a decrease in the purchase of property and equipment.

Cash from Financing Activities. Net cash provided by financing activities amounted to approximately ¥16.1 million ($2.6 million) for the six months ended December 31, 2013, compared to cash flows used in financing activities of approximately ¥6.6 million for the six months ended December 31, 2012. During the six-month period ended December 31, 2013, we received net proceeds of ¥12.1 million ($2.0 million) from a sale of 546,500 ordinary shares and warrants to institutional investors in November 2013. In addition, we repaid approximately ¥5.3 million ($0.9 million) short term borrowings to related parties and received ¥9.36 million ($1.5 million) of net loan proceeds from a commercial bank, which was guaranteed by one of our shareholders.

Working Capital. Total working capital as of December 31, 2013 amounted to approximately ¥95.1 million ($15.6 million), compared to approximately ¥82 million as of June 30, 2013. Total current assets as of December 31, 2013 amounted to approximately ¥163.9 million ($26.8 million), an increase of approximately ¥35.2 million ($5.8 million) compared to approximately ¥128.7 million at June 30, 2013. The increase in total current assets at December 31, 2013 compared to June 30, 2013 was mainly due to increase of cash and cash equivalents, trade accounts receivable and inventory.

Current liabilities amounted to approximately ¥68.7 million ($11.2 million) at December 31, 2013, in comparison to approximately ¥46.7 million at June 30, 2013. This increase of liabilities was attributable mainly to increase in short-term bank loans, trade accounts payable, taxes payable and warrant liability.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.

Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2013, the company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

The Company, with the assistance of an independent internal controls consultant, has developed a specific plan to address our control deficiencies. As of December 31, 2013, the Company has completed the necessary documentation of our internal controls and implemented the following remedial initiatives:

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as disclosed above.

Part II  Other Information

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors.

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)
On November 29, 2013, we completed an offering of 546,500 ordinary shares and warrants to purchase 163,950 ordinary shares. Net proceeds from the offering were approximately $2.0 million. As previously disclosed, we intend to use the net proceeds from the offering for working capital and other general corporate purposes. As of the date of this filing, our use of proceeds is as follows:

Offering Amount	$2.0	million
Purchase of Inventory	$0.3	million
Working Capital and General Corporate Purposes	$0.4	million
Remaining Offering Proceeds	$1.3	million

(c)	None

Item 3.

Defaults upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures.

Not applicable.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.9	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.10	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.11	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.12	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.13	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.14	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.15	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.16	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.17	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.18	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

21.1	Subsidiaries of the Registrant (2)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

99.3	Recon Technology Reports Second Quarter 2014 Financial Results

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed on January 31, 2012.
(3)	Filed herewith.
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

RECON TECHNOLOGY, LTD

February 13, 2014	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

February 13, 2014	By:	/s/ Yin Shen ping
Yin Shen ping
Chief Executive Officer

RECON TECHNOLOGY, LTD

RECON TECHNOLOGY, LTD
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of December 31,	As of December 31,
	2013	2013	2013
	RMB	RMB	U.S. Dollars
ASSETS
Current assets
Cash and cash equivalents	¥12,350,392	¥21,733,565	$3,556,815
Notes receivable	2,578,855	-	-
Trade accounts receivable, net	38,648,780	66,732,266	10,921,096
Trade accounts receivable- related parties, net	18,744,364	17,798,136	2,912,761
Inventories, net	13,271,070	22,070,728	3,611,994
Other receivables, net	19,131,503	14,191,630	2,322,537
Other receivables- related parties	742,528	595,304	97,425
Purchase advances, net	18,412,507	17,680,032	2,893,433
Purchase advances- related parties	394,034	394,034	64,486
Tax recoverable	575,650	-	-
Prepaid expenses	2,853,956	1,630,388	266,821
Deferred tax asset	1,006,721	1,038,932	170,027
Total current assets	128,710,360	163,865,015	26,817,395

Property and equipment, net	1,709,846	1,445,001	236,482
Long-term investment	1,549,450	816,310	133,594
Long-term other receivable	3,502,680	6,627,046	1,084,552
Total Assets	¥135,472,336	¥172,753,372	$28,272,023

LIABILITIES AND EQUITY
Current liabilities
Short-term bank loans	¥10,000,000	¥19,360,000	$3,168,369
Trade accounts payable	7,384,165	23,101,652	3,780,710
Trade accounts payable- related parties	3,994,718	-	-
Other payables	1,964,691	1,408,449	230,500
Other payable- related parties	4,239,675	3,516,222	575,449
Deferred revenue	3,381,382	3,926,136	642,533
Advances from customers	470,700	554,162	90,692
Accrued payroll and employees' welfare	1,992,783	353,382	57,833
Accrued expenses	488,730	758,000	124,052
Taxes payable	6,754,428	10,047,404	1,644,312
Short-term borrowings- related parties	5,503,279	200,000	32,731
Short-term borrowings- other	570,375	460,000	75,281
Warrants liability	-	5,044,722	825,596
Total current liabilities	46,744,926	68,730,129	11,248,058

Commitments and Contingency

Equity
Common stock, ($ 0.0185 U.S. dollar par value, 25,000,000 shares authorized; 3,951,811 and 4,528,311shares issued and outstanding as of June 30, 2013 and December 31, 2013, respectively)	529,979	595,335	97,428
Additional paid-in capital	69,516,447	77,883,568	12,746,067
Appropriated retained earnings	3,023,231	4,655,550	761,906
Unappropriated retained earnings	8,749,963	12,978,762	2,124,045
Accumulated other comprehensive loss	(293,201)	(231,698)	(37,918)
Total controlling shareholders’ equity	81,526,419	95,881,517	15,691,528
Non-controlling interest	7,200,991	8,141,726	1,332,437
Total equity	88,727,410	104,023,243	17,023,965
Total Liabilities and Equity	¥135,472,336	¥172,753,372	$28,272,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RECON TECHNOLOGY, LTD
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	For the six months ended			For the three months ended
	December 31,			December 31,
	2012	2013	2013	2012	2013	2013
	RMB	RMB	USD	RMB	RMB	USD

Revenues
Hardware and software	¥31,797,756	¥55,339,141	$9,056,550	¥23,275,615	¥44,242,049	$7,240,451
Service	20,504,959	397,589	65,068	20,504,959	397,589	65,068
Hardware and software - related parties	2,732,077	2,042,306	334,234	2,200,026	1,626,688	266,216
Total revenues	55,034,792	57,779,036	9,455,852	45,980,600	46,266,326	7,571,735

Cost of revenues
Hardware and software	¥20,506,088	¥35,599,656	$5,826,076	¥14,739,526	¥29,480,982	$4,824,722
Service	15,722,614	34,946	5,719	15,701,994	34,946	5,719
Hardware and software - related parties	2,340,892	328,922	53,830	1,519,307	225,986	36,984
Total cost of revenues	38,569,594	35,963,524	5,885,625	31,960,827	29,741,914	4,867,425
Gross profit	16,465,198	21,815,512	3,570,227	14,019,773	16,524,412	2,704,310

Selling and distribution expenses	2,902,994	3,604,440	589,886	1,634,196	2,250,518	368,309
General and administrative expenses	4,485,758	6,457,563	1,056,815	2,502,647	3,715,640	608,085
Research and development expenses	5,732,189	3,353,997	548,900	4,198,860	2,661,397	435,552
Operating expenses	13,120,941	13,416,000	2,195,601	8,335,703	8,627,555	1,411,946

Income from operations	3,344,257	8,399,512	1,374,626	5,684,070	7,896,857	1,292,364

Other income (expenses)
Subsidy income	800,000	1,018,313	166,652	800,000	684,601	112,039
Interest income	305,588	204,970	33,544	304,278	101,769	16,655
Interest expense	(876,414)	(479,648)	(78,497)	(546,658)	(258,389)	(42,287)
Loss from investment	-	(735,080)	(120,300)	-	(360,466)	(58,992)
Change in fair value of warrants liability	-	556	91	-	556	91
Gain (loss) from foreign currency exchange	340,061	(119,392)	(19,539)	73,601	(213,692)	(34,972)
Other income (expense)	90,723	(43,946)	(7,192)	(4,416)	(19,632)	(3,213)

Income before income tax	4,004,215	8,245,285	1,349,385	6,310,875	7,831,604	1,281,685
Provision for income tax	454,932	1,459,189	238,804	423,308	1,251,862	204,874
Net Income	3,549,283	6,786,096	1,110,581	5,887,567	6,579,742	1,076,811

Less: Net income attributable to non-controlling interest	605,088	924,981	151,378	599,206	765,071	125,208
Net Income attributable to Recon Technology, Ltd	¥2,944,195	¥5,861,115	$959,203	¥5,288,361	¥5,814,671	$951,603

Comprehensive income
Net income	3,549,283	6,786,096	1,110,581	5,887,567	6,579,742	1,076,811
Foreign currency translation adjustment	(16,172)	77,277	12,647	(210)	82,881	13,564
Comprehensive income	3,533,111	6,863,373	1,123,228	5,887,357	6,662,623	1,090,375

Less: Comprehensive income attributable to non-controlling interest	603,291	932,709	152,643	595,635	773,360	126,565
Comprehensive income attributable to Recon Technology, Ltd	¥2,929,820	¥5,930,664	$970,585	¥5,291,722	¥5,889,263	$963,810

Earnings per common share - basic	¥0.75	¥1.44	$0.24	¥1.34	¥1.40	$0.23
Earnings per common share - diluted	¥0.75	¥1.44	$0.24	¥1.34	¥1.38	$0.23
Weighted - average shares -basic	3,951,811	4,056,963	4,056,963	3,951,811	4,162,115	4,162,115
Weighted - average shares -diluted	3,951,811	4,056,963	4,056,963	3,951,811	4,224,560	4,224,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RECON TECHNOLOGY, LTD
  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended December 31,
	2012	2013	2013
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net income	¥3,549,283	¥6,786,096	$1,110,581
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	315,157	301,341	49,316
Gain from disposal of equipment	(68,339)	-	-
Provision/(recovery of) for doubtful accounts	(251,451)	378,584	61,957
Share based compensation	907,153	895,509	146,555
Loss from investment	-	735,080	120,300
Deferred tax provision/(benefit)	6,024	(32,211)	(5,272)
Change in fair value of warrants liability	-	(556)	(91)
Restricted shares issued to consulting firm	-	407,972	66,767
Changes in operating assets and liabilities:
Trade accounts receivable	(20,620,729)	(27,881,579)	(4,562,971)
Trade accounts receivable-related parties	4,145,640	610,501	99,912
Notes receivable	-	2,578,855	422,044
Other receivable, net	(793,654)	1,830,372	299,549
Other receivables related parties, net	(517,022)	147,224	24,094
Purchase advance, net	(1,435,147)	472,846	77,384
Purchase advance-related party, net	699,500	-	-
Tax recoverable	2,790,722	575,650	94,208
Prepaid expense	424,771	1,223,568	200,244
Inventories	11,056,578	(8,799,658)	(1,440,112)
Trade accounts payable	(2,698,700)	15,717,487	2,572,252
Trade accounts payable-related parties	3,421,001	(3,994,718)	(653,757)
Other payables	(958,746)	(556,242)	(91,032)
Other payables-related parties	4,898,274	(723,453)	(118,397)
Deferred income	(258,569)	544,754	89,152
Advances from customers	475,295	83,462	13,659
Accrued payroll and employees' welfare	272,755	(1,639,401)	(268,297)
Accrued expenses	(203,646)	269,270	44,067
Taxes payable	54,589	3,292,976	538,913
Net cash provided by (used in) operating activities	5,210,739	(6,776,271)	(1,108,975)

Cash flows from investing activities:
Purchase of property and equipment	(490,144)	(36,495)	(5,973)
Proceeds from disposal of equipment	94,154	-	-
Net cash used in investing activities	(395,990)	(36,495)	(5,973)

Cash flows from financing activities:
Proceeds from short-term bank loans	5,000,000	15,400,000	2,520,293
Repayments of short-term bank loans	(12,000,000)	(6,040,000)	(988,479)
Proceeds from borrowings-related parties	1,610,000	-	-
Repayment of short-term borrowings	(949,183)	(110,375)	(18,063)
Repayment of short-term borrowings-related parties	(242,434)	(5,303,279)	(867,910)
Proceeds from sale of common stock, net of issuance costs	-	12,132,882	1,985,612
Capital contribution in VIE	20,000	-	-
Net cash provided by (used in) financing activities	(6,561,617)	16,079,228	2,631,453

Effect of exchange rate fluctuation on cash and cash equivalents	282,730	116,711	19,102

Net increase (decrease) in cash and cash equivalents	(1,464,138)	9,383,173	1,535,607
Cash and cash equivalents at beginning of period	3,533,283	12,350,392	2,021,208
Cash and cash equivalents at end of period	¥2,069,145	¥21,733,565	$3,556,815

Supplemental cash flow information
Cash paid during the period for interest	¥943,986	¥689,828	$112,894
Cash paid during the period for taxes	¥-	¥-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND NATURE OF OPERATIONS

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Reclassification – The Company made some reclassification of revenue from software - related parties for the three and six months ended December 31, 2012.

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The statements as of and for the three months period ended December 31, 2013 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.1104 = US$1.00, the approximate exchange rate prevailing on December 31, 2013. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

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

Fair Values of Financial Instruments - The US GAAP accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The three levels of inputs are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable.

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

The fair value of the warrants liability was determined using the Black-Scholes Model, as Level 2 inputs (See Note 13).

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

Tax Recoverable – Tax recoverable represented amounts paid for value added tax (“VAT”) on purchases in the PRC amounting to ¥575,650 at June 30, 2013 and none at December 31, 2013. The amount can be used to offset VAT payable on sales made by the Company.

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

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. There were no impairments at June 30, 2013 and December 31, 2013.

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

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Subsidy Income - Grants are given 1) by the government to support local software companies’ operation and research and development and 2) by some local government to support development of selected middle and small-sized enterprises. Grants related to research and development projects are recognized as subsidy income in the unaudited condensed consolidated statements of operations when received. Grants in the form of value-added-tax refund for software products are recognized when received.

Share-Based Compensation - The Company accounts for share-based compensation in accordance with ASC Topic 718, Share-Based Payment. Under the fair value recognition provisions of this topic, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight–line basis over the requisite service period for the entire award. The Company has elected to recognize compensation expenses mainly using the Black-Scholes valuation model estimated at the grant date based on the award’s fair value.

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

Basic net income per share is computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of ordinary shares, ordinary shares equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options, restricted shares and warrants (using the treasury stock method).  However, the effect from options, restricted shares and warrants would have been anti-dilutive due to the fact that the weighted average exercise price per share of options, restricted shares and warrants is higher than the weighted average market price per ordinary share during the six months ended December 31, 2012 and 2013. For the three months ended December 31, 2013, there were 62,445 restricted shares included in the weighted average dilutive shares calculation.

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2013	December 31, 2013	December 31, 2013
Third Party	RMB	RMB	U.S. Dollars

Trade accounts receivable	¥42,993,298	¥70,874,876	$11,599,057

Allowance for doubtful accounts	(4,344,518)	(4,142,610)	(677,961)

Total - third- party, net	¥38,648,780	¥66,732,266	$10,921,096

	June 30, 2013	December 31, 2013	December 31, 2013
Related Party	RMB	RMB	U.S. Dollars

Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥19,722,574	¥19,112,072	$3,127,794

Allowance for doubtful accounts	(978,210)	(1,313,936)	(215,033)

Total - related-parties, net	¥18,744,364	¥17,798,136	$2,912,761

One of the Founders, Mr. Yin Shenping, is the legal representative of Beijing Yabei Nuoda Science and Technology Co. Ltd (“Yabei Nuoda”). The founder does not have any equity interest in this company currently. The receivable from Yabei Nuoda was generated primarily from the sale of automation system and services based on written contracts.

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30, 2013	December 31, 2013	December 31, 2013
Current Portion	RMB	RMB	U.S. Dollars

Due from ENI (A)	¥6,799,669	¥2,474,147	$404,908

Loans to third parties (B)	8,440,639	7,462,126	1,221,217

Business advance to staff (C)	2,977,176	4,113,633	673,218

Deposits for projects	185,669	276,314	45,220

Others	1,210,230	332,424	54,403

Allowance for doubtful accounts	(481,880)	(467,014)	(76,429)

Total	¥19,131,503	¥14,191,630	$2,322,537

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Third Party	June 30, 2013	December 31, 2013	December 31, 2013
Non-Current Portion	RMB	RMB	U.S. Dollars

Due from ENI (A)	¥3,502,680	¥6,627,046	$1,084,552

Total	¥3,502,680	¥6,627,046	$1,084,552

(A)
Due from ENI represents a working capital loan to the Company’s former VIE. The loan balance had been an intercompany balance and was eliminated in the Company’s consolidated financial statements before the deconsolidation of ENI. It was reclassified to other receivables after ENI ceased to be a VIE of the Company on December 16, 2010. In January 2012, ENI agreed to repay the loan on a payment schedule, and interest is accruing during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over approximately three years on a quarterly basis beginning March 2012. The first four payments were RMB 1.2 million each. In March, June, September and December of 2012, the Company received an aggregate of RMB 4.8 million. Starting March 2013, installments for each quarter would be ¥1,777,653. The Company has received the payments timely in March and June of 2013. On September 30, 2013, ENI proposed to extend the payment period and resigned an agreement with the Company. According to the new agreement, the remaining balance of this loan would be repaid over four years with installments of ¥699,147 each quarter including interest. The payments required after 1 year are RMB 6,627,046 ($1,084,552).

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

Below is a summary of other receivables - related parties which consisted of the following:

Related Party	June 30, 2013	December 31, 2013	December 31, 2013
Name of Related Party	RMB	RMB	U.S. Dollars

Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥500,000	¥500,000	$81,828

Other-travel advances (A)	242,528	95,304	15,597

Total	¥742,528	¥595,304	$97,425

(A)  Other travel advances were paid to the Company’s management.

NOTE 5.  PURCHASE ADVANCES

The Company purchased products and services from a third-party and a related party during the normal course of business. Purchase advances consisted of the following:

	June 30, 2013	December 31, 2013	December 31, 2013
Third Party	RMB	RMB	U.S. Dollars

Prepayment for inventory purchase	¥19,237,449	¥18,764,603	$3,070,929

Allowance for doubtful accounts	(824,942)	(1,084,571)	(177,496)

Total	¥18,412,507	¥17,680,032	$2,893,433

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of purchase advances to related party.

	June 30, 2013	December 31, 2013	December 31, 2013
Related Party	RMB	RMB	U.S. Dollars
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	¥394,034	¥394,034	$64,486

Total	¥394,034	¥394,034	$64,486

One of the Founders and a family member collectively own 57% of Xiamen Huasheng Haitian Computer Network Co. Ltd.

NOTE 6. INVENTORIES

Inventories consisted of the following:

	June 30, 2013	December 31, 2013	December 31, 2013
	RMB	RMB	U.S. Dollars

Small component parts	¥45,314	¥52,922	$8,661

Work in process	1,356,755	1,820,448	297,926

Finished goods	11,869,001	20,197,358	3,305,407

Total inventories	¥13,271,070	¥22,070,728	$3,611,994

There was no inventory obsolescence reserve at June 30, 2013 and December 31, 2013.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2013	December 31, 2013	December 31, 2013
	RMB	RMB	U.S. Dollars

Motor vehicles	¥2,683,250	¥2,683,250	$439,128

Office equipment and fixtures	593,654	630,150	103,127

Total property and equipment	3,276,904	3,313,400	542,255

Less: Accumulated depreciation	(1,567,058)	(1,868,399)	(305,773)

Property and equipment, net	¥1,709,846	¥1,445,001	$236,482

Depreciation expense was ¥242,778 and ¥150,973 ($24,708) for the three months ended December 31, 2012 and 2013, respectively.

Depreciation expense was ¥315,157 and ¥301,341 ($49,316) for the six months ended December 31, 2012 and 2013, respectively.

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. Long-term investment

On June 28, 2013, the Company purchased 2,800,000 restricted shares of Avalon Oil and Gas, Inc. ("Avalon") for $0.089 per share, or approximately ¥1.5 million ($250,000). Since the restriction for the shares is for two years, the Company was able to acquire the shares at 50% of the market value. As a result, Recon owns 32.22% of Avalon's outstanding shares. The investment was accounted for using the equity method and no gain or loss from equity investment was recorded for the year ended June 30, 2013 due to immateriality. As of December 31, 2013, Recon owned 24.98% of Avalon’s outstanding shares due to Avalon issuing more shares. Avalon is an independent US domestic oil and natural gas producer listed on the OTCBB under the ticker symbol AOGN. Avalon is building a portfolio of oil and gas producing properties to generate asset growth. Since Avalon’s operating results for six months ended December 31, 2013 were not available as of the filing date, the Company used Avalon’s operating results from July to September as the best estimate to calculate its investment loss. For the three and six months ended December 31, 2013, Avalon had revenue of approximately $40,000 and $80,000 (estimated), net loss of $0.2 million and $0.4 million (estimated), respectively. The Company recorded unrealized loss from investment of ¥360,466 ($58,992) and ¥735,080 ($120,300) for the three and six months ended December 31, 2013.

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2013	December 31, 2013	December 31, 2013
Third Party	RMB	RMB	U.S. Dollars

Consulting services	¥1,199,716	¥307,048	$50,250

Due to ENI (A)	148,000	-	-

Distributors and employees	580,648	1,080,418	176,816

Others	36,327	20,983	3,434

Total	¥1,964,691	¥1,408,449	$230,500

(A)	A former VIE of the Company, which ceased to be a VIE on December 16, 2010.

	June 30, 2013	December 31, 2013	December 31, 2013
Related Party	RMB	RMB	U.S. Dollars

Due to related parties (1)	¥2,860,824	2,560,638	$419,063

Expenses paid by the major shareholders	467,499	527,098	86,262

Due to family member of one owner on behalf on Recon	716,000	250,000	40,914

Due to management staff on behalf of Recon	195,352	178,486	29,210

Total	¥4,239,675	¥3,516,222	$575,449

(1)
Includes an advance from Yabei Nuoda for RMB 61,291 and an advance from Xiamen Henda Haitek for RMB 2,499,347 to supplement the Company’s working capital. The advances are payable on demand and non-interest bearing.

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2013	December 31, 2013	December 31, 2013
	RMB	RMB	U.S. Dollars

VAT payable	¥2,802,890	¥4,549,933	$744,621

Business tax payable	75,865	75,865	12,416

Enterprise income tax payable	3,850,288	5,329,188	872,150

Other taxes payable	25,385	92,418	15,125

Total taxes payable	¥6,754,428	¥10,047,404	$1,644,312

NOTE 11. SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	June 30, 2013	December 31, 2013	December 31, 2013
	RMB	RMB	U.S. Dollars
Communication Bank, 6.6% annual interest, due on November 15, 2014	¥3,090,000	¥3,090,000	¥505,695
Communication Bank, 6.6% annual interest, due on November 15, 2014	1,910,000	1,910,000	312,582

Beijing Bank,5.75% annual interest, due on February 25, 2014	1,200,000	840,000	137,471

Beijing Bank, 5.75 % annual interest, due on February 27, 2014	600,000	420,000	68,735

Beijing Bank, 5.75 % annual interest, due on April 9, 2014	1,200,000	1,200,000	196,386

Beijing Bank, 5.75 % annual interest, due on April 16, 2014	900,000	900,000	147,290

Beijing Bank,5.75 % annual interest, due on March 11, 2014	1,100,000	1,100,000	180,021
Industrial and commercial bank, floating interest rate at 6.3%, due on July 28, 2014	-	3,060,000	500,786
Industrial and commercial bank, floating interest rate at 6.3%, due on August 8, 2014	-	1,000,000	163,655
Industrial and commercial bank, floating interest rate at 6.3%, due on February 24, 2014	-	3,000,000	490,966
Industrial and commercial bank, floating interest rate at 6.3%, due on June 12, 2014	-	2,840,000	464,782

Total short-term bank loans	¥10,000,000	¥19,360,000	$3,168,369

Interest expense for short-term bank loans was ¥272,284 and ¥257,085 ($42,073) for the three months ended December 31, 2012 and 2013, respectively.

Interest expense for short-term bank loans was ¥746,409 and ¥476,757 ($78,024) for the six months ended December 31, 2012 and 2013, respectively.

NOTE 12. SHORT-TERM BORROWINGS

Short-term borrowings are generally extended upon maturity and consisted of the following:

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2013	December 31, 2013	December 31, 2013
Short-term borrowings due to non-related parties:	RMB	RMB	U.S. Dollars

Short-term borrowing, 6% annual interest, due on November 9, 2013	¥70,375	¥-	$-

Short-term borrowings with no interest, beginning April 22, 2013, due on April 21, 2014	500,000	460,000	75,281

Total short-term borrowings due to non-related parties	¥570,375	¥460,000	$75,281

Interest expense for short-term borrowings due to non-related parties was ¥28,606 and ¥469 ($77) for the three months ended December 31, 2012 and 2013, respectively.

Interest expense for short-term borrowings due to non-related parties was ¥67,634 and ¥1,525 ($250) for the six months ended December 31, 2012 and 2013, respectively.

	June 30, 2013	December 31, 2013	December 31, 2013
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars
Due-on-demand borrowings from Founders, no interest	¥6,377	¥-	$-
Short-term borrowing from a Founder's family member, 6% annual interest, matures and paid off by December 21, 2013	3,653,906	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, matures and paid off by November 29, 2013	1,610,000	-	-
Short-term borrowings from Xiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2014	200,000	200,000	32,731
Short-term borrowings from management, 6% annual interest, matures and paid off by December 7, 2013	32,996	-	-

Total short-term borrowings due to related parties	¥5,503,279	¥200,000	$32,731

Interest expense for short-term borrowings due to related parties was ¥58,790 and ¥910 ($149) for the three months ended December 31, 2012 and 2013, respectively.

Interest expense for short-term borrowings due to related parties was ¥113,907 and ¥1,441 ($236) for the six months ended December 31, 2012 and 2013, respectively.

Note 13 –Warrants liability

In connection with the stock offering in November 2013, the Company issued warrants to certain institutional investors and placement agent to purchase 218,600 ordinary shares (see details in Note 14).

According to ASC 815-40, if the strike price of the warrants is denominated in a currency other than the Company’s functional currency, the warrants are not considered indexed to the entity’s own stock. The Company’s functional currency is RMB and the strike price of the warrants is denominated in USD, as a result, the warrants are classified as liabilities with all future changes in the fair value of these warrants recognized in earnings until such time as the warrants are exercised or expired.

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These common stock purchase warrants do not trade in an active securities market, and as such, their fair value is estimated by using the Cox-Ross-Rubinstein (CRR) Binomial Model using the following assumptions:

	December 31,	November 29,
	2013	2013

Annual dividend yield	-	-

Exercised price	5.38	5.38

Underlying price at grant date	3.86	3.86

Expected life (years)	3	3

Risk-free interest rate	0.78%	0.56%

Expected volatility	272%	272%

Expected volatility is based on the historical volatility of the Company’s common stock. The Company has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy.

The following table sets forth by level within the fair value hierarchy the warrants liability that was accounted at fair value on a recurring basis.

				Carrying Value at	Carrying Value at
	Fair Value Measurement at December 31, 2013			December 31, 2013	December 31, 2013
	Level 1	Level 2	Level 3	RMB	USD

Warrants liability	¥-	¥5,044,722	¥-	¥5,044,722	$825,596

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for six months ended December 31, 2013:

For the six months ended December 31, 2013:

	Changes in warrants liability
	RMB	USD

Beginning balance - June 30, 2013	¥-	$-

Initial measurement of warrants liability on November 29, 2013	5,045,278	825,687
Change in warrants liability from November 29, 2013 to December 31, 2013	(556)	(91)
Ending balance - December 31, 2013	¥5,044,722	$825,596

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. SHAREHOLDERS’ EQUITY

Stock offering – On November 25, 2013, the Company entered into a securities purchase agreement (“Purchase Agreement”) with certain institutional investors for the sale of 546,500 ordinary shares in a registered direct offering at the price of $4.81 per ordinary share (amended to $4.30 per ordinary share on November 29, 2013). The net cash proceeds received from the stock offering, after deducting placement agency fees and other associated fees, were ¥12,132,882 (approximately $2.0 million). In addition, warrants to purchase 163,950 ordinary shares in the aggregate were issued to the investors. The warrants will be exercisable immediately as of the date of issuance at an exercise price of $6.01 per ordinary share (amended to $5.38 per ordinary share on November 29, 2013) and expire three years from the date of issuance. The Company also issued warrants to purchase 54,650 ordinary shares to the placement agent (“Placement Agent Warrant”). The Placement Agent Warrants are on substantially the same terms as the warrants issued pursuant to the Purchase Agreement, except that these warrants are not exercisable for a period of six months and will expire three years from the initial exercise date.

In addition to the above warrants issued to the placement agent, the Company granted 170,000 shares of warrants on connection with its IPO offering, and none of these warrants was exercised during this period.

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2013 and December 31, 2013, the balance of total statutory reserves was ¥3,023,231 and ¥4,655,550 ($761,906), respectively.

NOTE 15.  STOCK-BASED COMPENSATION

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

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥10.06 ($1.49) per share.

The following is a summary of the stock options activity:

Stock Options	Shares	Weighted Average Exercise Price Per Share
Outstanding as of July 1, 2013	608,000	$3.93

Granted	-	-

Forfeited	(44,000)	(3.93)

Exercised	-	-

Outstanding as of December 31, 2013	564,000	$3.93

The following is a summary of the status of options outstanding and exercisable at December 31, 2013:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Average Remaining Contractual life (Years)	Average Exercise Price	Number	Average Remaining Contractual life (Years)
$6.00	193,000	5.58	$6.00	154,400	5.58
$2.96	371,000	8.24	$2.96	74,200	8.24

For the six months ended December 31, 2013, the Company has granted restricted shares of common stock to senior management and consultants as follow:

On October 31, 2013, the Company issued 30,000 restricted shares to a consulting firm for consulting services. The total value amounted to ¥407,972 ($66,420), based on the stock closing price of $2.21 at September 30, 2013.

On December 13, 2013, the Company granted 95,181 restricted shares to Mr. Yin Shenping and 135,181 restricted shares to Mr. Chen Guangqiang at an aggregate value of ¥4,207,496 ($688,782), based on the stock closing price of $2.99 at December 13, 2013. These restricted shares will be vested over three years with one third of the shares vesting every year from the grant date. Share-based compensation expense recorded for restricted shares granted were ¥66,229($10,842) for the three and six months ended December 31, 2013. Total unrecognized share-based compensation expense for these shares as of December 31, 2013 was approximately ¥4.1 million ($0.7 million), which are expected to be recognized over a weighted average period of approximately 2.95 years.

The Share-based compensation expense recorded for stock options granted were ¥452,348 and ¥414,326 ($67,767) for the three months ended December 31, 2012 and 2013, respectively. The total share-based compensation expense recorded for stock options granted were ¥907,153 and ¥895,509 ($146,555) for the six months ended December 31, 2012 and 2013, respectively. The total unrecognized share-based compensation expense for stock options as of December 31, 2013 was approximately ¥3.1 million ($0.5 million), which is expected to be recognized over a weighted average period of approximately 2.73 years.

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the restricted stock grants:

Restricted stock grants	Shares

Nonvested as of June 30, 2013	-

Granted	260,362

Forfeited	-

Vested	(30,000)

Nonvested as of December 31, 2013	230,362

NOTE 16. INCOME TAX

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

Deferred tax assets are comprised of the following:

	June 30, 2013	December 31, 2013	December 31, 2013
	RMB	RMB	U.S. Dollars

Allowance for doubtful receivables	¥1,006,721	¥1,038,932	$170,027

Total deferred income tax assets	¥1,006,721	¥1,038,932	$170,027

The Company’s tax provision (benefit) is comprised of the following:

	For the three months ended December 31,
	2012	2013	2013
	RMB	RMB	U.S. Dollars

Current income tax provision	¥448,908	¥1,295,941	$212,088

Deferred income taxes benefit	(25,600)	(44,079)	(7,214)

Provision for income tax	¥423,308	¥1,251,862	$204,874

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31,
	2012	2013	2013
	RMB	RMB	U.S. Dollars

Current income taxes	¥448,908	¥1,491,400	$244,076

Deferred income taxes provision (benefit)	6,024	(32,211)	(5,272)

Provision for income tax	¥454,932	¥1,459,189	$238,804

NOTE 17. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2013
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars

Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$299,118
Unappropriated retained earnings	2,717,231	2,665,337	5,382,568	869,812
Accumulated other comprehensive loss	(18,793)	(13,784)	(32,577)	(5,265)
Total non-controlling interest	¥4,349,438	¥2,851,553	¥7,200,991	$1,163,665

	As of December 31, 2013
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars

Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$302,926
Unappropriated retained earnings	3,170,480	3,137,068	6,307,548	1,032,264
Accumulated other comprehensive loss	(10,856)	(5,965)	(16,822)	(2,753)
Total non-controlling interest	¥4,810,624	¥3,331,103	¥8,141,726	$1,332,437

NOTE 18. CONCENTRATIONS

For the three months ended December 31, 2012 and 2013, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented 22.6%, 58.6% and 50.7%, 14.0% of the Company’s revenue, respectively.

For the six months ended December 31, 2012 and 2013, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented 28.2%, 51.1% and 48.04%, 18.01% of the Company’s revenue, respectively.

For the three and six months ended December 31, 2012, one supplier, Hebei Huanghua Xiangtong Technical Co. Ltd, accounted for 23% and 27% of the company’s total purchases. For the three and six months ended December 31, 2013, four major suppliers accounted for 52.7% and 48.8% of the company’s total purchases

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE19. COMMITMENTS AND CONTINGENCY

(a)  Office Leases

The Company leased three offices in Beijing (two for BHD; one for Recon-JN), one office in Jining for Recon-JN and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as of December 31, 2013:

	Twelve months ending December 31,
	Office lease payment
	RMB	U.S. Dollars
2014	¥1,282,400	$209,872
2015	100,000	16,366
Total	¥1,382,400	$226,237

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of December 31, 2013, the Company estimated its severance payments of approximately ¥1.2 million ($0.2 million) which has not been reflected in its unaudited condensed consolidated financial statements because the Company has determined that the likelihood to make these payments is remote.

NOTE 20. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – sales to related parties consisted of the following:

	For the three months ended December 31,
	2012	2013	2013
	RMB	RMB	U.S. Dollars

Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥1,644,470	¥1,242,073	$203,272

Xiamen Henda Haitian computer network Inc	555,556	384,615	62,944

Revenues from related parties	¥2,200,026	¥1,626,688	$266,216

	For the six months ended December 31,
	2012	2013	2013
	RMB	RMB	U.S. Dollars

Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥2,176,521	¥1,358,546	$222,333

Beijing Adaer Oil Technology Co., Ltd.	-	-	-

Xiamen Henda Haitian computer network Inc	555,556	683,760	111,901

Revenues from related parties	¥2,732,077	¥2,042,306	$334,234

Purchases from related parties – purchases from related parties consisted of the following:

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended December 31,
	2012	2013	2013
	RMB	RMB	U.S. Dollars

Huanghua Xiang Tong Manufacture	¥4,836,207	¥-	$-
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	597,863	-	-

Purchase from related parties	¥5,434,070	¥-	$-

	For the six months ended December 31,
	2012	2013	2013
	RMB	RMB	U.S. Dollars

Huanghua Xiang Tong Manufacture	¥7,331,353	¥-	$-
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	597,863	-	-

Purchase from related parties	¥7,929,216	¥-	$-

Leases from related parties - The Company has various agreements for the lease of office space owned by the Founders and their family members.  The terms of the agreement state that the Company will continue to lease the property for two years at a monthly rent of ¥93,333 with the annual rental expense at approximately ¥1.1 million ($0.2 million).

Short-term borrowings from related parties - The Company borrowed ¥5,503,279 and ¥200,000 ($32,731) from the Founders, their family members and senior officers as of June 30, 2013 and December 31, 2013, respectively. For the specific terms and interest rates of the borrowings, please see Note 12.

Trade accounts payable to related parties - The Company owed ¥3,994,718 and ¥0 to one related party as of June 30, 2013 and December 31, 2013. As of December 31, 2013, BHD was no longer a related party to this supplier.

Expenses paid by the owner on behalf of Recon - One owner of Nanjing Recon, Mr. Yin and the major owner of BHD, Mr. Chen paid certain operating expense for the Company. As of June 30, 2013 and December 31, 2013, ¥467,499 and ¥527,098($86,262) was due to them, respectively.

NOTE 21. Variable Interest Entities

The Company reports its VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the condensed consolidated financial statements.

RECON TECHNOLOGY, LTD
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary information regarding consolidated VIEs is as follows:

	June 30, 2013	December 31, 2013	December 31, 2013
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets

Cash and cash equivalents	¥10,341,778	¥8,934,932	$1,462,250

Trade accounts receivable, net	57,393,144	84,530,402	13,833,857

Notes receivable	2,578,855	-	-

Purchase advances	17,862,507	17,524,066	2,867,908

Other assets	29,974,454	36,230,550	5,929,325

Total current assets	¥118,150,738	¥147,219,950	$24,093,340

Non-current assets	1,705,940	1,441,876	235,971

Total Assets	¥119,856,678	¥148,661,826	$24,329,311

LIABILITIES

Trade accounts payable	¥11,378,883	¥23,101,652	$3,780,710

Taxes payable	6,754,428	10,047,403	1,644,312

Other liabilities	24,770,161	29,139,023	4,768,759

Total current liabilities	42,903,472	62,288,078	10,193,781

Total Liabilities	¥42,903,472	¥62,288,078	$10,193,781

The financial performance of VIEs reported in the condensed consolidated statement of income and comprehensive income for the three months ended December 31, 2013 includes revenues of ¥46,266,327 ($7,571,735), gross profit of ¥16,524,423 ($2,704,309), operating expenses of ¥6,487,564 ($1,061,725), other income of ¥210,386 ($34,431) and a net income of ¥8,995,372($1,472,141).

The financial performance of VIEs reported in the condensed consolidated statement of income and comprehensive income for the six months ended December 31, 2013 includes revenues of ¥57,779,037 ($9,455,852), gross profit of ¥21,815,513 ($3,570,227), operating expenses of ¥9,875,573 ($1,616,191), other income of ¥401,376 ($65,687) and a net income of ¥10,882,127($1,780,919).

