Form 10-Q
period 2014-03-31
Recon Technology, Ltd
filed 2014-05-15
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date. The Company is authorized to issue 25,000,000 ordinary shares. As of the date of this report, the Company has issued and outstanding 4,620,936 shares.

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

Factors Affecting Our Business

Business Outlook

The oilfield engineering and technical service industry is generally divided into five sections: (1) exploration, (2) drilling and completion, (3) testing and logging, (4) production, and (5) oilfield construction. Thus far our businesses have been involved in completion, production and construction processes. Our management still believes we need to expand our core business, move into new markets, and develop new businesses quickly for the coming years. Management anticipates great opportunities both in new markets and our existing markets. We believe that many existing wells and oilfields need to improve or renew their equipment and service to maintain production and techniques and services like ours will be needed as new oil and gas fields are developed. In the next three years, we will focus on:

Measuring Equipment and Service. “Digital oil field” and the management of oil companies are highly regarded. We believe our oilfield SCADA and related technical support services will address the needs of the oil well automation system market, for which we forecast strong needs in the short term. In addition, through early cooperation with CNPC in Turkmenistan, we have developed our experience in this market. Although bidding has not yet commenced , we will continue pursuing overseas business projects in the coming second phase construction, which we expect to occur in 2014.

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

Growth Strategy

As a smaller China-focused company, it is our basic strategy to focus on developing our onshore oilfield business, that is, the upstream of the industry. Due to the remote location and difficult environments of China’s oil and gas fields, foreign competitors rarely  enter those areas.

Large domestic oil companies have historically focused on their exploration and development businesses to earn higher margins and keep their competitive advantage. With regard to private oilfield service companies, we estimate that approximately 90% specialize in the manufacture of drilling and production equipment. Thus, the market for technical support and project service is still in its early stage. Our management insists on providing high quality products and service in oilfields in which we have a geographical advantage. This will allow us to avoid conflicts of interest with bigger suppliers of drilling equipment and protect our position within the market segment. Our mission is to increase the automation and safety levels of industrial petroleum production in China and improve the underdeveloped working process and management mode by using advanced technologies. At the same time, we are always looking to improve our business and to increase our earning capability.

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

Revenue Recognition

We recognize revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been provided, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the customers and the customers have signed a completion and acceptance report, risk of loss has transferred to the customers, customer- acceptance-provisions have lapsed, or the Company has objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

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

Receivables

Trade receivables are carried at original invoiced amount less a provision for any potential uncollectible amounts. Provisions are applied to trade receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We believe based on the current economic condition and our history of collections on accounts and notes receivable, our allowance for doubtful accounts was adequate at March 31, 2014.

Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, we reduce the carrying value of the long-lived asset by the estimated excess of the carrying value over the projected discounted cash flows. In the past, we have not had to make significant adjustments to the carrying values of our long-lived assets, and we do not anticipate a need to do so in the future. However, circumstances could cause us to have to reduce the value of our capitalized assets more rapidly than we have in the past if our revenues were to significantly decline. Estimated cash flows from the use of the long-lived assets are highly uncertain and therefore the estimation of the need to impair these assets is reasonably likely to change in the future. Should the economy or acceptance of our assets change in the future, it is likely that our estimate of the future cash flows from the use of these assets will change by a material amount. There were no impairments at June 30, 2013 and March 31, 2014.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Hardware -non-related parties	¥4,161,583	¥17,763,602	¥13,602,019	326.8%
Hardware - related parties	1,028,606	94,446	(934,160)	(90.8)%
Service	62,678	80,180	17,502	27.9%
Software-non-related parties	-	234,842	234,842	100%
Software - related parties	2,248,928	59,400	(2,189,528)	(97.4)%
Total revenues	¥7,501,795	¥18,232,470	¥10,730,675	143.0%

Revenues. Our revenues increased by 143%, or approximately ¥10.7 million ($1.7 million), from approximately ¥7.5 million for the three months ended March 31, 2013 to ¥18.2 million ($3 million) for the same period of 2014. The changes in our revenues for the three-month period were due to the following factors:

(1)	Hardware business. During the three-month ended March 31, 2014, the increase in hardware revenue was mainly caused by higher sales of automation business from the Southwest branch of Sinopec and sales of furnaces to the Jilin Oilfield.

(2)	Hardware – related parties. Sales of hardware to related parties decreased due to the reclassification of revenue from related party hardware revenue to non-related party hardware revenue. After we achieved business entrance certification in the name of Recon and could cooperate with oilfield customers directly two years ago, we no longer required the services of a related party with such certification and, accordingly, revenue from related-parties decreased. So long as the local agency still purchases automation products from Recon, we will continue to recognize revenue from related parties, but we anticipate that such hardware and software related party revenue is likely to fluctuate from year to year.

(3)	Service business. Service revenue for three months ended March 31, 2013 and 2014 consisted mainly of minor maintenance services, which were provided upon request by customers.

(4)	Software business. The software sales to non-related parties increased approximately ¥0.2 million ($38,000). We record revenue as software sales if (1) the customer signs a separate software contract with us, or (2) the customer accepts VAT invoices for software. The amount of our revenues categorized as software sales may fluctuate because certain software may be sold with hardware at times as a whole product and not separately priced.

(5)	Software business – related parties. During the quarter ended March 31, 2014, we recorded software revenue of ¥59,400 ($9,640) to a related party. As mentioned above, we used to develop our Ji Dong oilfield business through a local agent that is a related party. Since we achieved business entrance certification by ourselves and could thus directly compete for projects, revenue through this related party decreased overall. So Software revenue from related party also decreased during this period.

Cost and Margin

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues	¥7,501,795	¥18,232,470	¥10,730,675	143.0%
Cost of revenues	3,346,344	12,987,514	9,641,170	288.1%
Gross profit	¥4,155,451	¥5,244,956	¥1,089,505	26.2%
Margin %	55.4%	28.8%	(26.6)%	__

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

Our cost of revenues increased from approximately ¥3.3 million in the three months ended March 31, 2013 to approximately ¥13.0 million ($2.1 million) for the same period of 2014, an increase of approximately ¥9.6 million ($1.6 million), or 288.1%. This increase was mainly caused by higher revenue during the three months ended March 31, 2014 compared to the same period of 2013. As a percentage of revenues, our cost of revenues increased from 44.6% in 2013 to 71.2% in 2014, largely due to increased hardware sales, which feature higher cost of revenues, than service or software revenues.

Gross profit. Our gross profit increased to approximately ¥5.2 million ($0.9 million) for the three months ended March 31, 2014 from approximately ¥4.2 million for the same period in 2013. Our gross profit as a percentage of revenue decreased to 28.8% for the three months ended March 31, 2014 from 55.4% for the same period in 2013. This was mainly due to increased hardware revenue with lower gross profit margins during the three months ended March 31, 2014 as compared to the same period last year where we had higher software revenue with higher gross margins during the three months ended March 31, 2013.

In more detail:

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues-hardware and software- non related parties	¥4,161,583	¥17,998,444	¥13,836,861	332.5%
Cost of revenues -hardware and software- non related parties	2,527,534	12,848,136	10,320,602	408.3%
Gross profit	¥1,634,049	¥5,150,308	¥3,516,259	215.2%
Margin %	39.3%	28.6%	(10.7)%	__

The revenue increase from hardware and software to non-related parties of ¥13.8 million was mainly due to the increase from the furnaces sales and automation business in the three months ended March 31, 2014. The gross profit from the hardware and software sales to non-related parties increased ¥ 3.5 million ($0.6 million) compared to the same period of last year.

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues-hardware and software- related parties	¥3,277,534	¥153,846	¥(3,123,688)	(95.3)%
Cost of revenues -hardware and software - related parties	798,190	97,217	(700,973)	(87.8)%
Gross profit	¥2,479,344	¥56,629	¥(2,422,715)	(97.7)%
Margin %	75.6%	36.8%	(38.8)%	__

Cost of revenue from hardware and software-related parties decreased as revenue decreased. While gross profit decreased was mainly because revenue decreased as we developed business directly with oilfield, rather than cooperation with some parties.

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues-service	¥62,678	¥80,180	¥17,502	27.9%
Cost of revenues -service	20,620	42,161	21,541	104.5%
Gross profit	¥42,058	¥38,019	¥(4,039)	(9.6)%
Margin %	67.1%	47.4%	(19.7)%	__

Service revenue for three months ended March 31, 2013 and 2014 consisted mainly of minor maintenance services, which were provided upon request by customers. There was no fracturing project completed for this period, so no revenue from fracturing service was recorded.

Operating Expenses

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Selling and distribution expenses	1,790,199	1,097,549	(692,650)	(38.7)%
% of revenue	23.9%	6.0%	(17.9)%	__
General and administrative expenses	3,966,782	3,993,341	26,559	0.7%
% of revenue	52.9%	21.9%	(31.0)%	__
Research and development expenses	552,645	720,956	168,311	30.5%
% of revenue	7.4%	4.0%	(3.4)%	__
Operating expenses	¥6,309,626	¥5,811,846	¥(497,780)	(7.9)%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses decreased  by 38.7%, from approximately ¥1.8 million for the three months ended March 31, 2013 to approximately ¥1.1 million ($0.2 million) for the same period of 2014. This decrease was primarily from decreased traveling expenses, bidding fees, salaries and maintenance expenses. Selling expenses were 23.9% of total revenues in the three months ended March 31, 2013 and 6% of total revenues in the same period of 2014.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses stock based comprehensive expense and other misc. expenses incurred in connection with general operations. General and administrative expenses were flat at ¥4.0 million ($0.6 million) for the three months ended March 31, 2013 and 2014.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses increased by 30.5%, from approximately ¥0.6 million for the three months ended March 31, 2013 to approximately ¥0.7 million ($0.1 million) for the same period of 2014. This increase was primarily due to higher input of materials and equipment of R&D on our furnace services.

Net Income

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Loss from operations	¥(2,154,175)	¥(566,890)	¥(1,587,285)	73.7%
Interest and other income (expense)	752,933	(1,092,510)	(1,845,443)	(245.1)%
Loss before income tax	(1,401,242)	(1,659,400)	258,158	18.4%
Provision (benefit) for income tax	(152,382)	150,787	303,169	199.0%
Net loss	(1,248,860)	(1,810,187)	561,327	44.9%
Less: Net income attributable to non-controlling interest	(2,127)	120,415	122,542	5,761.3%
Net loss attributable to ordinary shareholders	¥(1,246,733)	¥(1,930,602)	¥683,869	54.9%

Loss from operations. Loss from operations was approximately ¥0.6 million ($0.1 million) for the three months ended March 31, 2014, compared to loss of ¥2.2 million for the same period of 2013. This decrease in loss from operations can be attributed primarily to the increased revenue, gross margins and decreases in research and development expenses.

Interest and other income (expense). Interest and other expense was approximately ¥1.1 million ($0.2 million) for the three months ended March 31, 2014, compared to interest and other income of ¥0.8 million for the same period of 2013. The ¥1.8 million ($0.3 million) decrease in interest and other income was primarily due to changes in the fair value of warrant liability ,, a decrease in subsidy income and an increase in loss from investment, offset by a decrease in interest expense.

Investment loss. The Company held approximately 24.4%  interest of Avalon at March 31, 2014. Since Avalon’s operating results for three months ended March 31, 2014 will not be available as of the filing date, the Company used Avalon’s last quarter’s operating results as the best estimate for the three months ended March 31, 2014, which was a loss of approximately ¥0.1 million ($22,000).

Provision (benefit) for income tax. Benefit for income tax for the three months ended March 31, 2013 was approximately ¥0.2 million and provision for income tax was ¥0.2 million ($24,000) for the three months ended March 31, 2014. This increase of provision for income tax was mainly due to the pre-consolidation income from operations in subsidiaries in China on which we must pay income tax notwithstanding consolidated losses from operations for the three months ended March 31, 2014.

Net loss. As a result of the factors described above, net loss was approximately ¥1.8 million ($0.3 million) for the three months ended March 31, 2014, an increase of approximately ¥0.6 million ($0.1 million) from net loss of ¥1.2 million for the same period of 2013.

Net loss attributable to ordinary shareholders. As a result of the factors described above, net loss attributable to ordinary shareholders was approximately ¥1.9 million ($0.3 million) for the three months ended March 31, 2014, an increase of approximately ¥0.7 million ($0.1 million) from net loss attributable to ordinary shareholders of ¥1.2 million for same period of 2013.

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Revenues

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Hardware -non-related parties	¥30,766,627	¥67,628,886	¥36,862,259	119.8%
Hardware - related parties	2,273,504	769,231	(1,504,273)	(66.2)%
Service	20,567,637	477,769	(20,089,868)	(97.7)%
Software – non-related parties	5,192,712	5,708,699	515,987	9.9%
Software - related parties	3,736,107	1,426,921	(2,309,186)	(61.8)%
Total revenues	¥62,536,587	¥76,011,506	¥13,474,919	21.5%

Revenues. Our revenues increased by 21.5%, or approximately ¥13.5 million ($2.2 million), from ¥62.5 million for the nine months ended March 31, 2013 to ¥76.0 million ($12.3 million) for the same period of 2014. The changes in our revenues for the nine-month period were due to the following factors:

(1)	Hardware business. During the nine-month ended March 31, 2014, the increase in hardware revenue was mainly due to higher sales of furnaces and automation products .

(2)	Hardware – related parties. Sales of hardware from related parties decreased because we used to develop business on Ji Dong oilfield through some local agent companies. After we achieved business entrance certification in the name of Recon and could cooperate with oilfield customers directly two years ago, revenue from related-parties decreased, while the local agency might still purchase automation products from Recon, there would be always revenue from related parties and the revenue of both hardware and software from related parties might fluctuate from year to year.

(3)	Service business. Service revenue for nine months ended March 31, 2014 consisted mainly of minor maintenance services, which were provided upon request by customers. Our fracturing business is still proceeding, and we also obtained new contracts of this business. In addition, we successfully achieved access certification of other oilfield branches, which means we can provide our fracturing services to a broader customer base. The ¥20.6 million service revenue in the nine months ended March 31, 2013 was mainly due to several fracturing service contracts signed with Sinopec Zhongyuan oilfield.

(4)	Software business. The software sales increased approximately ¥0.5 million ($0.1 million). We record revenue as software sales if (1) the customer signs a separate software contract with us, or (2) the customer accepts VAT invoices for software. The amount of our revenues categorized as software sales may fluctuate because certain software may be sold with hardware at times as a whole product and not separately priced

(5)	Software business – related parties. In the nine months ended March 31, 2014, we recorded software revenue of ¥1.4 million ($0.2 million) to a related party, a decrease of ¥2.3 million ($0.4 million) from the same period of last year.

Cost and Margin

	For the Nine Months Ended
	March 31,
				Percentage
	2013	2014	Increase	Change
Total revenues	¥62,536,587	¥76,011,506	¥13,474,919	21.5%
Cost of revenues	41,915,938	48,951,038	7,035,100	16.8%
Gross profit	¥20,620,649	¥27,060,468	¥6,439,819	31.2%
Margin %	33.0%	35.6%	2.6%	__

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

Our cost of revenues increased from approximately ¥41.9 million in the nine months ended March 31, 2013 to approximately ¥49.0 million ($7.9 million) for the same period of 2014, an increase of approximately ¥7.0 million ($1.1 million), or 16.8%. As a percentage of revenues, our cost of revenues decreased from 67.0% in 2013 to 64.4% in 2014. This decrease was mainly caused by lower service costs.

Gross profit. Our gross profit increased to approximately ¥27.1 million ($4.4 million) for the nine months ended March 31, 2014 from approximately ¥20.6 million for the same period in 2013. Our gross profit as a percentage of revenue increased to 35.6% for the nine months ended March 31, 2014 from 33.0% for the same period in 2013. This was mainly because fracturing services, which feature lower margins, accounted for a major part of our revenue during the nine months ended March 31, 2013. As to our automation business and furnaces business, our margins were both improved because our products and services were well received by our clients, especially our newly developed clients. .

In more detail :

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues-hardware and software- non-related parties	¥35,959,339	¥73,337,585	¥37,378,246	103.9%
Cost of revenues -hardware and software- non-related parties	23,033,622	48,447,792	25,414,170	110.3%
Gross profit	¥12,925,717	¥24,889,793	¥11,964,076	92.6%
Margin %	35.9%	33.9%	(2.0)%	__

Revenue from hardware and software to non-related parties increased ¥37.4 million was mainly due to the hardware revenue increase from the furnaces sales and automation products in the nine months ended March 31, 2014. The gross profit from the hardware and software sales to non-related parties increased ¥12.0 million ($2.0 million) compared to the same period of last year.

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues - hardware and software - related parties	¥6,009,611	¥2,196,152	¥(3,813,459)	(63.5)%
Cost of revenues - hardware and software - related parties	3,139,082	426,139	(2,712,943)	(86.4)%
Gross profit	¥2,870,529	¥1,770,013	¥(1,100,516)	(38.3)%
Margin %	47.8%	80.6%	32.8%	__

Cost of revenue from hardware and software-related parties decreased as revenue decreased. While gross margin increased was mainly because software business with higher margin accounted for a larger percentage this period.

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues - service	¥20,567,637	¥477,769	¥(20,089,868)	(97.7)%
Cost of revenues -service	15,743,234	77,107	(15,666,127)	(99.5)%
Gross profit	¥4,824,403	¥400,662	¥(4,423,741)	(91.7)%
Margin %	23.5%	83.9%	60.4%	__

The ¥20.6 million service revenue for the nine months ended March 31, 2013 was mainly due to several fracturing service contracts signed with Sinopec Zhongyuan oilfield. We generated 23.5% gross profit margin from these service contracts.

Operating Expenses

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Selling and distribution expenses	4,693,193	4,701,989	8,796	0.2%
% of revenue	7.5%	6.2%	(1.3)%	__
General and administrative expenses	8,452,540	10,450,904	1,998,364	23.6%
% of revenue	13.5%	13.7%	0.2%	__
Research and development expenses	6,284,834	4,074,953	(2,209,881)	(35.2)%
% of revenue	10.0%	5.4%	(4.6)%	__
Operating expenses	¥19,430,567	¥19,227,846	¥(202,721)	(1.0)%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses were flat at ¥4.7 million ($0.8 million) for nine months ended March 31, 2013 and 2014. Selling expenses were 7.5% of total revenues in the nine months ended March 31, 2013 and 6.2% of total revenues in the same period of 2014.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses and other expenses incurred in connection with general operations. General and administrative expenses increased by 23.6%, or ¥2.0 million ($0.3 million), from approximately ¥8.5 million in the nine months ended March 31, 2013 to approximately ¥10.5 million ($1.7 million) in the same period of 2014. General and administrative expenses were 13.5% of total revenues in 2013 and 13.7% of total revenues in 2014. The increase in general and administrative expenses was mainly due to an increase in consulting fees related to IR services, salary, an increase in the allowance for doubtful accounts, share-based compensation and traveling expenses.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses decreased by 35.2%, from approximately ¥6.3 million for the nine months ended March 31, 2013 to approximately ¥4.1 million ($0.7 million) for the same period of 2014. This decrease was primarily due to the lower investment of R&D materials and equipment into our furnaces and fracturing services in 2014.

Net Income

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Income from operations	¥1,190,082	¥7,832,622	¥6,642,540	558.2%
Interest and other income (expense)	1,412,891	(1,246,737)	(2,659,628)	(188.2)%
Income before income taxes	2,602,973	6,585,885	3,982,912	153.0%
Provision for income taxes	302,550	1,609,976	1,307,426	432.1%
Net income	2,300,423	4,975,909	2,675,486	116.3%
Less: Net income attributable to non-controlling interest	602,961	1,045,396	442,435	73.4%
Net income attributable to ordinary shareholders	¥1,697,462	¥3,930,513	¥2,233,051	131.6%

Income from operations. Income from operations was approximately ¥7.8 million ($1.3 million) for the nine months ended March 31, 2014, compared to income of ¥1.2 million for the same period of 2013. This increase in income from operations can be attributed primarily to the increased revenue, gross margins and decreases in research and development expenses.

Investment loss. Investment loss was ¥0.9 million ($0.1 million) for the nine months ended March 31, 2014. The Company held approximately 24.4% interest of Avalon at March 31, 2014. Since Avalon’s operating results for three months ended March 31, 2014 is not available as of the filing date, the Company used Avalon’s last quarter’s operating results as the best estimate for this period.

Interest and other income (expense). Interest and other expense was approximately ¥1.2 million ($0.2 million) for the nine months ended March 31, 2014, compared to interest and other income of ¥1.4 million for the same period of 2013. The ¥2.6 million ($0.4 million) decrease in interest and other income was primarily due to change in fair value of warrant liability , increase in loss from investment and decrease in interest income and foreign currency exchange gain, increase in loss from investment and offset by increase in subsidy income and decrease in interest expense.

Provision for income tax. Provision for income tax for the nine months ended March 31, 2013 was approximately ¥0.3 million and ¥1.6 million ($0.3 million) for the nine months ended March 31, 2014. This increase of provision for income tax was mainly due to the income from operations for the nine months ended March 31, 2014.

Net income. As a result of the factors described above, net income was approximately ¥5.0 million ($0.8 million) for the nine months ended March 31, 2014, an increase of approximately ¥2.7 million ($0.4 million) from net income of ¥2.3 million for the same period of 2013.

Net income attributable to ordinary shareholders. As a result of the factors described above, net income attributable to ordinary shareholders was approximately ¥3.9 million ($0.6 million) for the nine months ended March 31, 2014, an increase of approximately ¥2.2 million ($0.4 million) from net income attributable to ordinary shareholders of ¥1.7 million for same period of 2013.

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

	For the Nine Months Ended
	March 31,
	2013	2014	2014	Increase /	Percentage
	RMB	RMB	USD	(Decrease)	Change
Reconciliation of Adjusted EBITDA
to Net Income
Net income	¥2,300,423	¥4,975,909	$807,529	¥2,675,486	116.3%
Provision for income taxes	302,550	1,609,976	261,279	1,307,426	432.1%
Interest expense and foreign currency adjustment	1,155,011	845,306	137,183	(309,705)	(26.8)%
Change in fair value of warrants liability	-	904,327	146,761	904,327	100%
Loss from investment	-	870,627	141,292	870,627	100%
Restricted shares issued for consulting services	-	407,972	66,209	407,972	100%
Stock compensation expense	1,358,726	1,660,144	269,421	301,418	22.2%
Depreciation and amortization	467,914	457,439	74,237	(10,475)	(2.2)%
Adjusted EBITDA	¥5,584,624	¥11,731,700	$1,903,911	¥6,147,076	110.1%

Adjusted EBITDA improved by approximately ¥6.1 million ($1.0 million) to approximately ¥11.7 million ($1.9 million) for the nine months ended March 31, 2014 compared to approximately ¥5.6 million income for the same period in 2013. This was due to improved operations.

Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share

	For the Nine Months Ended
	2013	2014	2014
	RMB	RMB	USD
Reconciliation of Net Income attributable to ordinary shareholders to Adjusted Net Income attributable to ordinary shareholders
Net income attributable to ordinary shareholders	¥1,697,462	¥3,930,513	$637,874
Special items (A):
Change in fair value of warrants liability	-	904,327	146,761
Loss from investment	-	870,627	141,292
Restricted shares issued for consulting services	-	407,972	66,209
Stock compensation expense	1,358,726	1,660,144	269,421
Adjusted net income attributable to ordinary shareholders	¥3,056,188	¥7,773,583	$1,261,557

Reconciliation of U.S. GAAP Earnings Per Share
to Non U.S. GAAP Adjusted Earnings Per Share
U.S. GAAP earnings per share	¥0.43	¥0.92	$0.15
Impact of special items on earnings per share	0.34	0.90	0.15
Non U.S. GAAP adjusted earnings per share	¥0.77	¥1.82	$0.30
Weighted - average shares -diluted	3,951,811	4,269,510	4,269,510

(A)	Special items are certain non-cash expenses that are included in our U.S. GAAP reported results. There was no income tax benefit associated with the special items. The non-GAAP financial measures are provided to enhance investors' overall understanding of Recon's current financial performance.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of March 31 2014, we had cash and cash equivalents in the amount of approximately ¥8.9 million ($1.4 million).

Indebtedness. As of March 31, 2014, except for approximately ¥0.2 million ($32,000) of short-term borrowings from related parties, and ¥15.63 million ($2.5 million) in commercial loans from local banks, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

Holding Company Structure. We are a holding company with no operations of our own. All of our operations are conducted through our Domestic Companies. As a result, our ability to pay dividends and to finance any debt that we may incur is dependent upon the receipt of dividends and other distributions from the Domestic Companies. In addition, Chinese legal restrictions permit payment of dividends to us by our Domestic Companies only out of their respective accumulated net profits, if any, determined in accordance with Chinese accounting standards and regulations. Under Chinese law, our Domestic Companies are required to set aside a portion (at least 10%) of their after-tax net income (after discharging all cumulated loss), if any, each year for compulsory statutory reserve until the amount of the reserve reaches 50% of our Domestic Companies’ registered capital. These funds may be distributed to shareholders at the time of each Domestic Company’s wind up.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations, bank loans, short-term borrowings and stock offerings. As of March 31, 2014, we had total assets of approximately ¥156.6 million ($25.4 million), which includes cash of approximately ¥8.9 million ($1.4 million), net accounts receivable from third parties of approximately ¥55.8 million ($9.1 million), and net accounts receivable from related parties of approximately ¥16.8 million ($2.7 million). Working capital amounted to approximately ¥94.9 million ($15.4 million), and shareholders’ equity amounted to approximately ¥102.9 million ($16.7 million).

Cash from Operating Activities. Net cash used in operating activities was approximately ¥15.3 million ($2.5 million) for the nine months ended March 31, 2014. This was a decrease of approximately ¥32.6 million ($5.3 million) compared to net cash provided by operating activities of approximately ¥17.3 million for the nine months ended March 31, 2013. In more detail:

Net cash used in operating activities totaled approximately ¥15.3 million for the nine months ended March 31, 2014, are primarily attributable to net income adjusted to reconcile to net cash provided by operating activities of ¥5.0 million, which primarily included an adjustment for a $0.9 million change in fair value of warrant liability , a ¥0.5 million of depreciation, a ¥0.7 million of provision for doubtful accounts, a ¥1.7 million of share based compensation, a ¥0.4 million  of restricted shares issued to consulting firm and a ¥0.9 million of loss from investment. Net cash used in changes in operating assets and liabilities resulted in a net cash use of ¥25.2 million, which mainly due to a ¥12.3 million change in accounts receivable, notes receivable and other receivable, a ¥8.8 million change in inventory, a ¥5.3 million change in purchase advance, a ¥1.0 million change in other payable, a ¥1.6 million change in accrued payroll and employees’ welfare, offset by a ¥2.2 million change in accounts payable, a ¥1.2 million change in taxes payable and a ¥0.9 million change in deferred income. Our net cash used in operating activities were primarily for purchase of inventories for projects in the upcoming quarters. In addition, accounts receivable increased due to our operating seasonality. Most of our projects were finished by end of calendar year, and we believe these receivables will be recovered based on contractual payment schedules.

Cash from Investing Activities. Net cash used in investing activities was approximately ¥0.2 million ($26,000) for the nine months ended March 31, 2014, a decrease of ¥0.3 million ($58,000) from ¥0.5 million for the same period of 2013. The decrease was due to a decrease in the purchase of property and equipment.

Cash from Financing Activities. Net cash provided by financing activities amounted to approximately ¥11.9 million ($1.9 million) for the nine months ended March 31, 2014, compared to cash flows used in financing activities of approximately ¥14.1 million for the same period in 2013. During the nine-month period ended March 31, 2014, we received net proceeds of ¥12.1 million ($2.0 million) from a common stock sale of 546,500 shares with institutional investors in November 2013. In addition, we repaid ¥12.87 million ($2.1 million) in short term borrowings to related parties and received ¥18.5 million ($3.0 million) of net loan proceeds from a commercial bank, which was guaranteed by one of our shareholders.

Working Capital. Total working capital as of March 31, 2014 amounted to approximately ¥94.9 million ($15.4 million), compared to approximately ¥82 million as of June 30, 2013. Total current assets as of March 31, 2014 amounted to approximately ¥148.6 million ($24.1 million), an increase of approximately ¥19.9 million ($3.2 million) compared to approximately ¥128.7 million at June 30, 2013. The increase in total current assets at March 31, 2014 compared to June 30, 2013 was mainly due to an increase in trade accounts receivable, inventory and purchase advances.

Current liabilities amounted to approximately ¥53.7 million ($8.7 million) at March 31, 2014, in comparison to approximately ¥46.7 million at June 30, 2013. This increase of liabilities was attributable mainly to an increase in short-term bank loans, trade accounts payable, taxes payable and warrant liability.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2014, the company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

 The Company, with the assistance of an independent internal controls consultant, has developed a specific plan to address our control deficiencies. As of March 31, 2014, the Company has completed the necessary documentation of our internal controls and implemented the following remedial initiatives:

•	Improved the design and documentation related to multiple levels of review over financial statements included in our SEC filings;
•	Expanded the design and assessment test work over the monitoring function of entity level controls;
•	Enhanced documentation retention policies over test work related to continuous management assessments of internal control effectiveness;

•	Expanded documentation practices and policies related to various key controls to provide support and audit trails for both internal management assessment as well as external auditor testing; and
•	Enhanced internal control policy implementation by hiring experienced reporting consultant and strengthening training of our financial staffs in US GAAP reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as disclosed above.

Part II Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	None

(c)	None

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

4.2	Form of Warrant (2)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.15	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.18	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.21	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.22	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.23	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.24	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Li Hongqi (1)

10.25	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.26	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

21.1	Subsidiaries of the Registrant (3)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

99.3	Press Release dated May 15, 2014 (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema Document (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (5)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Incorporated by reference to the Company’s Report on Form 8-K, filed on November 25, 2013.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed on January 31, 2012.
(4)	Filed herewith.
(5)	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

May 15, 2014	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

May 15, 2014	By:	/s/ Yin Shen Ping
Yin Shen Ping
Chief Executive Officer

RECON TECHNOLOGY, LTD

RECON TECHNOLOGY, LTD

UNaudited condensed Consolidated Balance Sheets

	As of June 30,	As of March 31,	As of March 31,
	2013	2014	2014
	RMB	RMB	U.S. Dollars
ASSETS
Current assets
Cash and cash equivalents	¥12,350,392	¥8,863,889	$1,438,499
Notes receivable	2,578,855	-	-
Trade accounts receivable, net	38,648,780	55,808,726	9,057,065
Trade accounts receivable- related parties, net	18,744,364	16,794,476	2,725,535
Inventories, net	13,271,070	22,094,753	3,585,705
Other receivables, net	19,131,503	15,970,126	2,591,754
Other receivables- related parties	742,528	664,831	107,894
Purchase advances, net	18,412,507	23,480,982	3,810,672
Purchase advances- related parties	394,034	394,034	63,947
Tax recoverable	575,650	-	-
Prepaid expenses	2,853,956	3,434,100	557,311
Deferred tax asset	1,006,721	1,082,436	175,666
Total current assets	128,710,360	148,588,353	24,114,048

Property and equipment, net	1,709,846	1,345,742	218,397
Long-term investment	1,549,450	674,792	109,510
Long-term other receivable	3,502,680	5,993,198	972,622
Total Assets	¥135,472,336	¥156,602,085	$25,414,577

LIABILITIES AND EQUITY
Current liabilities
Short-term bank loans	¥10,000,000	¥15,630,000	$2,536,555
Trade accounts payable	7,384,165	13,595,942	2,206,453
Trade accounts payable- related parties	3,994,718	-	-
Other payables	1,964,691	1,773,163	287,762
Other payable- related parties	4,239,675	3,382,337	548,911
Deferred revenue	3,381,382	4,326,473	702,133
Advances from customers	470,700	275,600	44,726
Accrued payroll and employees' welfare	1,992,783	389,443	63,202
Accrued expenses	488,730	246,113	39,942
Taxes payable	6,754,428	7,909,731	1,283,651
Short-term borrowings- related parties	5,503,279	200,000	32,458
Short-term borrowings- other	570,375	-	-
Warrants liability	-	5,992,127	972,448
Total current liabilities	46,744,926	53,720,929	8,718,241

Commitments and Contingency

Equity
Common stock, ($ 0.0185 U.S. dollar par value, 25,000,000 shares authorized; 3,951,811 and 4,528,311 shares issued and outstanding as of June 30, 2013 and March 31, 2014, respectively)	529,979	595,335	96,613
Additional paid-in capital	69,516,447	78,669,718	12,767,120
Appropriated retained earnings	3,023,231	4,868,048	790,024
Unappropriated retained earnings	8,749,963	10,835,662	1,758,494
Accumulated other comprehensive loss	(293,201)	(326,126)	(52,925)
Total controlling shareholders’ equity	81,526,419	94,642,637	15,359,326
Non-controlling interest	7,200,991	8,238,519	1,337,010
Total equity	88,727,410	102,881,156	16,696,336
Total Liabilities and Equity	¥135,472,336	¥156,602,085	$25,414,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

UNaudited condensed Consolidated Statements of OPERATIONS and Comprehensive Income (LOSS)

	For the nine months ended			For the three months ended
	March 31,			March 31,
	2013	2014	2014	2013	2014	2014
	RMB	RMB	USD	RMB	RMB	USD

Revenues
Hardware and software	¥35,959,339	¥73,337,585	$11,901,781	¥4,161,583	¥17,998,444	$2,920,924
Service	20,567,637	477,769	77,536	62,678	80,180	13,012
Hardware and software - related parties	6,009,611	2,196,152	356,408	3,277,534	153,846	24,967
Total revenues	62,536,587	76,011,506	12,335,725	7,501,795	18,232,470	2,958,903

Hardware and software	23,033,622	48,447,792	7,862,476	2,527,534	12,848,136	2,085,093
Service	15,743,234	77,107	12,514	20,620	42,161	6,842
Hardware and software - related parties	3,139,082	426,139	69,157	798,190	97,217	15,777
Total cost of revenues	41,915,938	48,951,038	7,944,147	3,346,344	12,987,514	2,107,712
Gross profit	20,620,649	27,060,468	4,391,578	4,155,451	5,244,956	851,191

Selling and distribution expenses	4,693,193	4,701,989	763,075	1,790,199	1,097,549	178,119
General and administrative expenses	8,452,540	10,450,904	1,696,052	3,966,782	3,993,341	648,070
Research and development expenses	6,284,834	4,074,953	661,314	552,645	720,956	117,002
Operating expenses	19,430,567	19,227,846	3,120,441	6,309,626	5,811,846	943,191

Income (loss) from operations	1,190,082	7,832,622	1,271,137	(2,154,175)	(566,890)	(92,000)

Other income (expenses)
Subsidy income	2,143,669	1,220,024	197,995	1,343,669	201,711	32,735
Interest income	443,391	296,997	48,199	137,803	92,027	14,935
Interest expense	(1,494,887)	(757,226)	(122,888)	(618,473)	(277,578)	(45,047)
Loss from investment	-	(870,627)	(141,292)	-	(135,547)	(21,998)
Change in fair value of warrants liability	-	(904,327)	(146,761)	-	(904,883)	(146,851)
Gain (loss) from foreign currency exchange	339,876	(88,080)	(14,294)	(185)	31,312	5,082
Other income (expense)	(19,158)	(143,498)	(23,288)	(109,881)	(99,552)	(16,156)

Income (loss) before income tax	2,602,973	6,585,885	1,068,808	(1,401,242)	(1,659,400)	(269,300)
Provision for income tax	302,550	1,609,976	261,279	(152,382)	150,787	24,471
Net Income (loss)	2,300,423	4,975,909	807,529	(1,248,860)	(1,810,187)	(293,771)

Less: Net income attributable to non-controlling interest	602,961	1,045,396	169,655	(2,127)	120,415	19,542
Net Income attributable to Recon Technology, Ltd	¥1,697,462	¥3,930,513	$637,874	¥(1,246,733)	¥(1,930,602)	$(313,313)

Comprehensive income (loss)
Net income	¥2,300,423	¥4,975,909	$807,529	¥(1,248,860)	¥(1,810,187)	$(293,771)
Foreign currency translation adjustment	(16,889)	(40,833)	(6,627)	(717)	(118,110)	(19,168)
Comprehensive income (loss)	2,283,534	4,935,076	800,902	(1,249,577)	(1,928,297)	(312,939)
Less: Comprehensive income attributable to non-controlling interest	601,084	1,041,313	168,992	(2,207)	108,604	17,625
Comprehensive income (loss) attributable to Recon Technology, Ltd	¥1,682,450	¥3,893,763	$631,910	¥(1,247,370)	¥(2,036,901)	$(330,564)

Earnings (loss) per common share - basic	¥0.43	¥0.93	$0.15	¥(0.32)	¥(0.43)	$(0.07)
Earnings (loss) per common share - diluted	¥0.43	¥0.92	$0.15	¥(0.32)	¥(0.43)	$(0.07)
Weighted - average shares -basic	3,951,811	4,211,785	4,211,785	3,951,811	4,528,311	4,528,311
Weighted - average shares -diluted	3,951,811	4,269,510	4,269,510	3,951,811	4,528,311	4,528,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

unaudited condensed Consolidated Statements of Cash Flows

	For the nine months ended March 31,
	2013	2014	2014
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net income	¥2,300,423	¥4,975,909	$807,529
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	467,914	457,439	74,237
Loss from disposal of equipment	26,845	67,587	10,969
Provision/(recovery of) for doubtful accounts	(82,420)	668,610	108,507
Share based compensation	1,358,726	1,660,144	269,421
Loss from investment	-	870,627	141,292
Deferred tax provision/(benefit)	12,363	(75,715)	(12,288)
Change in fair value of warrants liability	-	904,327	146,761
Restricted shares issued to consulting firm	-	407,972	66,209
Changes in operating assets and liabilities:
Trade accounts receivable	13,156,606	(17,127,239)	(2,779,539)
Trade accounts receivable-related parties	2,701,259	1,487,501	241,403
Notes receivable	-	2,578,855	418,516
Inventories	9,397,201	(8,823,683)	(1,431,974)
Other receivable, net	(4,641,896)	688,724	111,770
Other receivables related parties, net	(1,038,967)	77,697	12,609
Purchase advance, net	(5,597,453)	(5,325,269)	(864,225)
Purchase advance-related party, net	(300,500)	-	-
Tax recoverable	2,790,722	575,650	93,421
Prepaid expense	(274,350)	(580,144)	(94,150)
Trade accounts payable	(5,643,032)	6,211,777	1,008,094
Trade accounts payable-related parties	110,157	(3,994,718)	(648,293)
Other payables	(51,139)	(191,528)	(31,083)
Other payables-related parties	4,899,620	(857,338)	(139,135)
Deferred income	(155,169)	945,091	153,377
Advances from customers	244,996	(195,100)	(31,662)
Accrued payroll and employees' welfare	713,859	(1,603,340)	(260,202)
Accrued expenses	(133,253)	(242,617)	(39,374)
Taxes payable	(2,988,030)	1,155,303	187,491
Net cash provided by (used in) operating activities	17,274,482	(15,283,478)	(2,480,319)

Cash flows from investing activities:
Purchase of property and equipment	(676,504)	(258,922)	(42,020)
Proceeds from disposal of equipment	161,000	98,000	15,904
Net cash used in investing activities	(515,504)	(160,922)	(26,116)

Cash flows from financing activities:
Proceeds from short-term bank loans	8,350,000	18,500,000	3,002,321
Repayments of short-term bank loans	(21,652,952)	(12,870,000)	(2,088,641)
Proceeds from borrowings-related parties	3,658,102	-	-
Repayment of short-term borrowings	(2,275,764)	(570,375)	(92,565)
Repayment of short-term borrowings-related parties	(2,232,477)	(5,303,279)	(860,656)
Proceeds from sale of common stock, net of issuance costs	-	12,132,882	1,969,016
Capital contribution in VIE	20,000	-	-
Net cash provided by (used in) financing activities	(14,133,091)	11,889,228	1,929,475

Effect of exchange rate fluctuation on cash and cash equivalents	293,521	68,669	11,143

Net increase (decrease) in cash and cash equivalents	2,919,408	(3,486,503)	(565,817)
Cash and cash equivalents at beginning of period	3,533,283	12,350,392	2,004,316
Cash and cash equivalents at end of period	¥6,452,691	¥8,863,889	$1,438,499

Supplemental cash flow information
Cash paid during the period for interest	¥1,356,581	¥952,125	$154,518
Cash paid during the period for taxes	¥832,028	¥700,268	$113,645

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The statements as of and for the three and nine months period ended March 31, 2014 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.1619 = US$1.00, the approximate exchange rate prevailing on March 31, 2014. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

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

Tax Recoverable – Tax recoverable represented amounts paid for value added tax (“VAT”) on purchases in the PRC amounting to ¥575,650 at June 30, 2013. The amount can be used to offset VAT payable on sales made by the Company.

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

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. There were no impairments at June 30, 2013 and March 31, 2014.

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

Basic net income per share is computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of ordinary shares, ordinary shares equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options, restricted shares and warrants (using the treasury stock method).  For the nine months ended March 31, 2014, there were 57,725 restricted shares included in the weighted average dilutive shares calculation. However, the effect from options, restricted shares and warrants would have been anti-dilutive due to the fact that we incurred a net loss during the three months ended March 31, 2013 and 2014.

Reclassification – The Company made some reclassification of revenue from software - related parties for the three months ended March 31, 2013.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2013	March 31, 2014	March 31, 2014
Third Party	RMB	RMB	U.S. Dollars

Trade accounts receivable	¥42,993,298	¥60,120,536	$9,756,818

Allowance for doubtful accounts	(4,344,518)	(4,311,810)	(699,753)

Total - third-party, net	¥38,648,780	¥55,808,726	$9,057,065

	June 30, 2013	March 31, 2014	March 31, 2014
Related Party	RMB	RMB	U.S. Dollars

Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥19,722,574	¥18,235,072	$2,959,326

Allowance for doubtful accounts	(978,210)	(1,440,596)	(233,791)

Total - related-parties, net	¥18,744,364	¥16,794,476	$2,725,535

One of the Founders, Mr. Yin Shenping, is the legal representative of Beijing Yabei Nuoda Science and Technology Co. Ltd (“Yabei Nuoda”). The founder does not have any equity interest in this company currently. The receivable from Yabei Nuoda was generated primarily from the sale of automation system and services based on written contracts.

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30, 2013	March 31, 2014	March 31, 2014
Current Portion	RMB	RMB	U.S. Dollars

Due from ENI (A)	¥6,799,669	¥2,498,526	$405,480

Loans to third parties (B)	8,440,639	8,118,542	1,317,539

Business advance to staff (C)	2,977,176	5,089,502	825,963

Deposits for projects	185,669	308,944	50,138

Others	1,210,230	418,626	67,938

Allowance for doubtful accounts	(481,880)	(464,014)	(75,304)

Total	¥19,131,503	¥15,970,126	$2,591,754

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Third Party	June 30, 2013	March 31, 2014	March 31, 2014
Non-Current Portion	RMB	RMB	U.S. Dollars

Due from ENI (A)	¥3,502,680	¥5,993,198	$972,622

Total	¥3,502,680	¥5,993,198	$972,622

(A)	Due from ENI represents a working capital loan to the Company’s former VIE. The loan balance had been an intercompany balance and was eliminated in the Company’s consolidated financial statements before the deconsolidation of ENI. It was reclassified to other receivables after ENI ceased to be a VIE of the Company on December 16, 2010. In January 2012, ENI agreed to repay the loan on a payment schedule, and interest is accruing during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over approximately three years on a quarterly basis beginning March 2012. The first four payments were RMB 1.2 million each. In March, June, September and December of 2012, the Company received an aggregate of RMB 4.8 million. Starting March 2013, installments for each quarter would be ¥1,777,653. The Company has received the payments timely in March and June of 2013. On September 30, 2013, ENI proposed to extend the payment period and resigned an agreement with the Company. According to the new agreement, the remaining balance of this loan would be repaid over four years with installments of ¥699,147 each quarter including interest. The payments required after 1 year are RMB 5,993,198 ($972,622).

(B)	Loans to third parties are mainly used for short-term funding to support cooperative companies. These loans are due on demand bearing no interest.

(C)	Business advance to staff represents advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

Other receivables - related parties represent loans to related parties for working capital advances to related entities. Such advances are due-on-demand and non-interest bearing.

Below is a summary of other receivables - related parties which consisted of the following:

Related Party	June 30, 2013	March 31, 2014	March 31, 2014
Name of Related Party	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥500,000	¥500,000	$81,144

Other-travel advances (A)	242,528	164,831	26,750

Total	¥742,528	¥664,831	$107,894

(A)	Other travel advances were paid to the Company’s management.

NOTE 5. PURCHASE ADVANCES

The Company purchased products and services from a third-party and a related party during the normal course of business. Purchase advances consisted of the following:

	June 30, 2013	March 31, 2014	March 31, 2014
Third Party	RMB	RMB	U.S. Dollars

Prepayment for inventory purchase	¥19,237,449	¥24,562,718	$3,986,225

Allowance for doubtful accounts	(824,942)	(1,081,736)	(175,553)

Total	¥18,412,507	¥23,480,982	$3,810,672

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of purchase advances to related party.

	June 30, 2013	March 31, 2014	March 31, 2014
Third Party	RMB	RMB	U.S. Dollars
Xiamen Huangsheng Hitek Computer Network Co. Ltd	¥394,034	¥394,034	$63,947

Total	¥394,034	¥394,034	$63,947

One of the Founders and a family member collectively own 57% of Xiamen Huasheng Haitian Computer Network Co. Ltd.

NOTE 6. INVENTORIES

Inventories consisted of the following:

	June 30, 2013	March 31, 2014	March 31, 2014
	RMB	RMB	U.S. Dollars

Small component parts	¥45,314	¥52,922	$8,589

Purchased goods and raw materials	-	256,411	41,612

Work in process	1,356,755	2,818,145	457,350

Finished goods	11,869,001	18,967,275	3,078,154

Total inventories	¥13,271,070	¥22,094,753	$3,585,705

There was no inventory obsolescence reserve at June 30, 2013 and March 31, 2014.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2013	March 31, 2014	March 31, 2014
	RMB	RMB	U.S. Dollars

Motor vehicles	¥2,683,250	¥2,436,831	$395,467

Office equipment and fixtures	593,654	647,395	105,064

Total property and equipment	3,276,904	3,084,226	500,531

Less: Accumulated depreciation	(1,567,058)	(1,738,484)	(282,134)

Property and equipment, net	¥1,709,846	¥1,345,742	$218,397

Depreciation expense was ¥152,757 and ¥156,098 ($25,333) for the three months ended March 31, 2013 and 2014, respectively.

Depreciation expense was ¥467,914 and ¥457,439 ($74,237) for the nine months ended March 31, 2013 and 2014, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. LONG-TERM INVESTMENT

On June 28, 2013, the Company purchased 2,800,000 restricted shares of Avalon Oil and Gas, Inc. ("Avalon") for $0.089 per share, or approximately ¥1.5 million ($250,000). Since the restriction for the shares is for two years, the Company was able to acquire the shares at 50% of the market value. The investment was accounted for using the equity method and no gain or loss from equity investment was recorded for the year ended June 30, 2013 due to immateriality. As of March 31, 2014, Recon owned 24.4% of Avalon’s outstanding shares due to Avalon issuing more shares. Avalon is an independent US domestic oil and natural gas producer listed on the OTCBB under the ticker symbol AOGN. Avalon is building a portfolio of oil and gas producing properties to generate asset growth. Since Avalon’s operating results for the year ended March 31, 2014 were not available as of the filing date, the Company recorded Avalon’s operating results from October to December its investment loss for the three months ended March 31, 2014. For the three and nine months ended March 31, 2014, Avalon had revenue of approximately $35,000 and $94,000, net loss attributable to common shareholders of $0.2 million and $0.6 million, respectively. The Company recorded a loss from its equity investment of ¥135,547 ($21,998) and ¥870,627 ($141,292) for the three and nine months ended March 31, 2014, respectively.

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2013	March 31, 2014	March 31, 2014
Third Party	RMB	RMB	U.S. Dollars

Consulting services	¥1,199,716	¥269,673	$43,765

Due to ENI (A)	148,000	-	-

Distributors and employees	580,648	1,152,239	186,994

Others	36,327	351,251	57,003

Total	¥1,964,691	¥1,773,163	$287,762

(A)	A former VIE of the Company, which ceased to be a VIE on December 16, 2010.

	June 30, 2013	March 31, 2014	March 31, 2014
Related Party	RMB	RMB	U.S. Dollars

Due to related parties (1)	¥2,860,824	¥2,560,649	$415,563

Expenses paid by the major shareholders	467,499	570,595	92,600
Due to family member of one owner on behalf on Recon	716,000	-	-
Due to management staff on behalf of Recon	195,352	251,093	40,748

Total	¥4,239,675	¥3,382,337	$548,911

(1)	Includes an advance from Yabei Nuoda for RMB 61,302 and an advance from Xiamen Henda Haitek for RMB 2,499,347 to supplement the Company’s working capital. The advances are payable on demand and non-interest bearing.

NOTE 10. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2013	March 31, 2014	March 31, 2014
	RMB	RMB	U.S. Dollars

VAT payable	¥2,802,890	¥3,066,887	$497,718

Business tax payable	75,865	75,865	12,312

Enterprise income tax payable	3,850,288	4,835,712	784,776

Other taxes payable (receivable)	25,385	(68,733)	(11,155)

Total taxes payable	¥6,754,428	¥7,909,731	$1,283,651

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	June 30, 2013	March 31, 2014	March 31, 2014
	RMB	RMB	U.S. Dollars

Communication Bank, 6.6% annual interest, due on November 15, 2014	¥3,090,000	¥3,090,000	¥501,469

Communication Bank, 6.6% annual interest, due on November 15, 2014	1,910,000	1,910,000	309,969

Beijing Bank, 5.75% annual interest, matures and paid off by February 25, 2014	1,200,000	-	-

Beijing Bank, 5.75 % annual interest, matures and paid off by February 27, 2014	600,000	-	-

Beijing Bank, 5.75 % annual interest, repaid on April 9, 2014	1,200,000	360,000	58,423

Beijing Bank, 5.75 % annual interest, repaid on April 16, 2014	900,000	270,000	43,818

Beijing Bank, 5.75 % annual interest, matures and paid off by March 11, 2014	1,100,000	-	-

Industrial and Commercial Bank, floating interest rate at 6.3%, due on July 28, 2014	-	3,060,000	496,600

Industrial and Commercial Bank, floating interest rate at 6.3%, due on August 8, 2014	-	1,000,000	162,288

Industrial and Commercial Bank, floating interest rate at 6.3%, due on February 17, 2015	-	3,100,000	503,092

Industrial and Commercial Bank, floating interest rate at 6.3%, due on June 13, 2014	-	2,840,000	460,896

Total short-term bank loans	¥10,000,000	¥15,630,000	$2,536,555

Interest expense was ¥437,436 and ¥277,445 ($45,026) for the three months ended March 31, 2013 and 2014, respectively.

Interest expense was ¥1,183,845 and ¥754,202 ($122,398) for the nine months ended March 31, 2013 and 2014, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SHORT-TERM BORROWINGS

Short-term borrowings are generally extended upon maturity and consisted of the following:

	June 30, 2013	March 31, 2014	March 31, 2014
Short-term borrowings due to non-related parties:	RMB	RMB	U.S. Dollars
Short-term borrowing, 6% annual interest, matures and paid off by November 9, 2013	¥70,375	¥-	$-
Short-term borrowings with no interest, beginning April 22, 2013, paid off on January 31, 2014	500,000	-	-
Total short-term borrowings due to non-related parties	¥570,375	¥-	$-

Interest expense for short-term borrowings due to non-related parties was ¥16,754 and none for the three months ended March 31, 2013 and 2014, respectively.

Interest expense for short-term borrowings due to non-related parties was ¥56,890 and ¥1,525 ($247) for the nine months ended March 31, 2013 and 2014, respectively.

	June 30, 2013	March 31, 2014	March 31, 2014
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars
Due-on-demand borrowings from Founders, no interest	¥6,377	¥-	$-
Short-term borrowing from a Founder's family member, 6% annual interest, matures and paid off by December 21, 2013	3,653,906	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, matures and paid off by November 29, 2013	1,610,000	-	-
Short-term borrowings from Xiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2014	200,000	200,000	32,458
Short-term borrowings from management, 6% annual interest, matures and paid off by December 7, 2013	32,996	-	-
Total short-term borrowings due to related parties	¥5,503,279	¥200,000	$32,458

Interest expense for short-term borrowings due to related parties was ¥151,742 and none for the three months ended March 31, 2013 and 2014, respectively.

Interest expense for short-term borrowings due to related parties was ¥265,649 and ¥1,441 ($234) for the nine months ended March 31, 2013 and 2014, respectively.

Note 13 –WARRANT LIABILITY

In connection with the stock offering in November 2013, the Company issued warrants to certain institutional investors and placement agent to purchase 218,600 ordinary shares (see details in Note 14).

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

These common stock purchase warrants do not trade in an active securities market, and as such, their fair value is estimated by using the Cox-Ross-Rubinstein (CRR) Binomial Model using the following assumptions:

	March 31,	November 29,
	2014	2013

Annual dividend yield	-	-

Exercised price	5.38	5.38

Underlying stock price at valuation date	4.66	3.86

Expected life (years)	2.67	3

Risk-free interest rate	0.90%	0.56%

Expected volatility	248%	272%

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

The following table sets forth by level within the fair value hierarchy the warrants liability that was accounted at fair value on a recurring basis.

	Fair Value Measurement at			Carrying Value at	Carrying Value at
	March 31, 2014			March 31, 2014	March 31, 2014
	Level 1	Level 2	Level 3	RMB	USD
Warrants liability	¥-	¥5,992,127	¥-	¥5,992,127	$972,448

The following is a reconciliation of the beginning and ending balance of the warrant liability measured at fair value on a recurring basis for nine months ended March 31, 2014:

	Change of warrants liability
	RMB	USD

Beginning balance - June 30, 2013	-	-

Initial measurement of warrants liability on November 29, 2013	¥5,087,800	$825,687
Change of warrant liability from November 29, 2013 to March 31, 2014	904,327	146,761

Ending balance - March 31, 2014	¥5,992,127	$972,448

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. SHAREHOLDERS’ EQUITY

Stock offering – On November 25, 2013, the Company entered into a securities purchase agreement (“Purchase Agreement”) with certain institutional investors for the sale of 546,500 ordinary shares in a registered direct offering at the price of $4.81 per ordinary share (amended to $4.30 per ordinary share on November 29, 2013). The net cash proceeds received from the stock offering, after deducting underwriter commission and other associated fees, were ¥12,132,882 (approximately $2.0 million). In addition, warrants to purchase 163,950 ordinary shares in the aggregate were issued to the investors. The warrants will be exercisable immediately as of the date of issuance at an exercise price of $6.01 per ordinary share (amended to $5.38 per ordinary share on November 29, 2013) and expire three years from the date of issuance. The Company also issued warrants to purchase 54,650 ordinary shares to the placement agent (“Placement Agent Warrant”). The Placement Agent Warrants are on substantially the same terms as the warrants issued pursuant to the Purchase Agreement, except that these warrants are not exercisable for a period of six months and will expire three years from the initial exercise date.

In addition to the above warrants issued to the placement agent, the Company granted warrants for 170,000 shares in connection with its IPO offering, and none of these warrants was exercised during this period.

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2013 and March 31, 2014, the balance of total statutory reserves was ¥3,023,231 and ¥4,868,048 ($790,024), respectively.

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

The following is a summary of the stock options activity:

Stock Options	Shares	Weighted Average Exercise Price Per Share
Outstanding as of July 1, 2013	608,000	$3.93
Granted	-	-
Forfeited	(44,000)	(2.96)
Exercised	-	-
Outstanding as of March 31, 2014	564,000	$4.00

The following is a summary of the status of options outstanding and exercisable at March 31, 2014:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Average Remaining Contractual life (Years)	Average Exercise Price	Number	Average Remaining Contractual life (Years)
$6.00	193,000	5.33	$6.00	154,400	5.33
$2.96	371,000	7.99	$2.96	148,400	7.99

During the three and nine months ended March 31, 2014, the Company has granted restricted shares of common stock to senior management and consultants as follow:

On October 31, 2013, the Company issued 30,000 restricted shares to a consulting firm for consulting services. The total value amounted to ¥407,972 ($66,420), based on the stock closing price of $2.21 at September 30, 2013.

On December 13, 2013, the Company granted 95,181 restricted shares to Mr. Yin Shenping and 135,181 restricted shares to Mr. Chen Guangqiang at an aggregate value of ¥4,207,496 ($688,782), based on the stock closing price of $2.99 at December 13, 2013. These restricted shares will be vested over three years with one third of the shares vesting every year from the grant date. Share-based compensation expense recorded for restricted shares granted were ¥352,324 ($57,399) and ¥418,553 ($68,241) for the three and nine months ended March 31, 2014. Total unrecognized share-based compensation expense for these shares as of March 31, 2014 was approximately ¥3.8 million ($0.6 million), which are expected to be recognized over a weighted average period of approximately 2.71 years.

The Share-based compensation expense recorded for stock options granted were ¥451,573 and ¥412,311 ($67,476) for the three months ended March 31, 2013 and 2014, respectively. The total share-based compensation expense recorded for stock options granted were ¥1,358,726 and ¥1,660,144 ($269,421) for the nine months ended March 31, 2013 and 2014, respectively. The total unrecognized share-based compensation expense for stock options as of March 31, 2014 was approximately ¥2.7 million ($0.5 million), which is expected to be recognized over a weighted average period of approximately 2.66 years.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the restricted stock grants:

Restricted stock grants	Shares

Nonvested as of June 30, 2013	-

Granted	260,362

Forfeited	-

Vested	(30,000)

Nonvested as of March 31, 2014	230,362

NOTE 16. INCOME TAX

The Company is not subject to any income taxes in the United States or the Cayman Islands and had minimal operations in jurisdictions other than the PRC. BHD and Nanjing Recon are subject to PRC’s income taxes as PRC domestic companies. For the calendar years 2013 and 2014, Nanjing Recon is subject to an income tax rate of 15%.

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November 25, 2009 and is subject to an income tax rate of 15% through November 2015.

Deferred tax assets are comprised of the following:

	June 30, 2013	March 31, 2014	March 31, 2014
	RMB	RMB	U.S. Dollars

Allowance for doubtful receivables	¥1,006,721	¥1,082,436	$175,666

Total deferred income tax assets	¥1,006,721	¥1,082,436	$175,666

The Company’s tax provision (benefit) is comprised of the following:

	For the three months ended March 31,
	2013	2014	2014
	RMB	RMB	U.S. Dollars

Current income tax provision (benefit)	¥(158,721)	¥194,291	$31,531
Deferred income taxes provision (benefit)	6,339	(43,504)	(7,060)

Provision (benefit) for income tax	¥(152,382)	¥150,787	$24,471

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31,
	2013	2014	2014
	RMB	RMB	U.S. Dollars

Current income taxes	¥290,187	¥1,685,691	$273,567
Deferred income taxes provision (benefit)	12,363	(75,715)	(12,288)

Provision for income tax	¥302,550	¥1,609,976	$261,279

NOTE 17. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2013
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars

Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$299,118

Unappropriated retained earnings	2,717,231	2,665,337	5,382,568	869,812
Accumulated other comprehensive loss	(18,793)	(13,784)	(32,577)	(5,265)

Total non-controlling interest	¥4,349,438	¥2,851,553	¥7,200,991	$1,163,665

	As of March 31, 2014
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars

Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$300,394

Unappropriated retained earnings	3,233,461	3,194,502	6,427,963	1,043,179
Accumulated other comprehensive loss	(22,756)	(17,688)	(40,444)	(6,563)

Total non-controlling interest	¥4,861,705	¥3,376,814	¥8,238,519	$1,337,010

NOTE 18. CONCENTRATIONS

For the three months ended March 31, 2013 and 2014, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented 25.05%, 32.56% and 13.80%, 24.80% of the Company’s revenue, respectively.

For the nine months ended March 31, 2013 and 2014, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented 27.86%, 44.32% and 46.62%, 19.64% of the Company’s revenue, respectively.

For the three and nine months ended March 31, 2013, one supplier, Hebei Huanghua Xiangtong Technical Co. Ltd, accounted for 15.31% and 24.90% of the company’s total purchases. For the three months ended March 31, 2014, three major suppliers accounted for 66.4% of the company’s total purchases. For the nine ended March 31, 2014, two major suppliers accounted for 33.7% of the company’s total purchases.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE19. COMMITMENTS AND CONTINGENCY

(a)	Office Leases

The Company leased three offices in Beijing (two for BHD; one for Recon-JN), one office in Jining for Recon-JN and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as of March 31, 2014:

	Twelve months ending March 31,
	Office lease payment
	RMB	U.S. Dollars
2014	¥1,000,000	$162,288
2015	25,000	4,057
Total	¥1,025,000	$166,345

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of March 31, 2014, the Company estimated its severance payments of approximately ¥1.3 million ($0.2 million) which has not been reflected in its unaudited condensed consolidated financial statements because the Company has determined that the likelihood to make these payments is remote.

NOTE 20. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – sales to related parties consisted of the following:

	For the three months ended March 31,
	2013	2014	2014
	RMB	RMB	U.S. Dollars

Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥3,277,534	¥68,376	$11,097

Xiamen Huangsheng Hitek Computer Network Co. Ltd.	-	85,470	13,870

Revenues from related parties	¥3,277,534	¥153,846	$24,967

	For the nine months ended March 31,
	2013	2014	2014
	RMB	RMB	U.S. Dollars

Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥5,454,055	¥1,426,922	$231,572

Xiamen Henda Haitian computer network Inc	555,556	683,760	110,966

Xiamen Huangsheng Hitek Computer Network Co. Ltd.	-	85,470	13,870

Revenues from related parties	¥6,009,611	¥2,196,152	$356,408

Leases from related parties  - The Company has various agreements for the lease of office space owned by the Founders and their family members.  The terms of the agreement state that the Company will continue to lease the property at a monthly rent of ¥93,333 with the annual rental expense at approximately ¥1.1 million ($0.2 million). The two-year lease agreements between Nanjing Recon and Mr. Yin and his family member started from July 10, 2012, the one-year lease agreements between BHD and Mr. Chen Guangqiang and his family member started from January 1, 2014 and the annual lease between the Company and Mr. Chen Guangqiang’s family member started from July 1, 2013.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Short-term borrowings from related parties - The Company borrowed ¥5,503,279 and ¥200,000 ($32,458) from the Founders, their family members and senior officers as of June 30, 2013 and March 31, 2014, respectively. For the specific terms and interest rates of the borrowings, please see Note 12.

Trade accounts payable to related parties - The Company owed ¥3,994,718 and ¥0 to one related party as of June 30, 2013 and March 31, 2014. As of March 31, 2014, BHD was no longer a related party to this supplier.

Expenses paid by the owner on behalf of Recon - One owner of Nanjing Recon, Mr. Yin and the major owner of BHD, Mr. Chen paid certain operating expense for the Company. As of June 30, 2013 and March 31, 2014, ¥467,499 and ¥570,595($92,600) was due to them, respectively.

NOTE 21. Variable Interest Entities

The Company reports its VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the condensed consolidated financial statements.

Summary information regarding consolidated VIEs is as follows:

	June 30, 2013	March 31, 2014	March 31, 2014
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥10,341,778	¥1,814,195	$294,421
Trade accounts receivable, net	57,393,144	72,603,202	11,782,600
Notes receivable	2,578,855	-	-
Purchase advances	17,862,507	23,325,016	3,785,361
Other assets	29,974,454	38,898,754	6,312,786
Total current assets	¥118,150,738	¥136,641,167	$22,175,168

Non-current assets	1,705,940	1,343,008	217,954
Total Assets	¥119,856,678	¥137,984,175	$22,393,122

LIABILITIES
Trade accounts payable	¥11,378,883	¥13,595,942	$2,206,453
Taxes payable	6,754,428	7,909,731	1,283,651
Other liabilities	24,770,161	22,233,841	3,608,277
Total current liabilities	42,903,472	43,739,514	7,098,381
Total Liabilities	¥42,903,472	¥43,739,514	$7,098,381

The financial performance of VIEs reported in the condensed consolidated statement of income and comprehensive income for the three months ended March 31, 2014 includes revenues of ¥18,232,470 ($2,958,904), gross profit of ¥5,244,955 ($851,191), operating expenses of ¥3,541,603 ($574,758), other expense of ¥135,913($22,057) and a net income of ¥1,416,651($229,905).

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial performance of VIEs reported in the condensed consolidated statement of income and comprehensive income for the nine months ended March 31, 2014 includes revenues of ¥76,011,506 ($12,335,725), gross profit of ¥27,060,468 ($4,391,579), operating expenses of ¥13,417,176 ($2,177,441), other income of ¥265,463 ($43,081) and a net income of ¥12,298,778($1,995,939).

NOTE 22. Subsequent events

On April 01, 2014, shareholders of BHD and representative of Recon-JN approved the resolution to increase the registered capital of BHD from RMB 12 million to RMB 15 million. BHD has provided the document to the registration authority for approval. The increase in the registered capital will be paid by Mr. Chen Guangqiang, CTO of the Company, and the fund should be in place no later than December 31, 2014.

On April 22, 2014, the Chief Executive Office and Chief Technology Officer of the Company exercised their stock options to purchased 52,000 shares of the Company’s common stock for RMB 948,559 ($153,920). The transaction was completed on May 13, 2014.

On May 6, 2014, the board of directors of the Company had approved to retain Expert Asia Investment Ltd. (“EAI”) for financial advisory and investor relations services. The board of directors also approved the issuance of 40,625 of restricted shares for the finder services in connection with the securities purchase agreement provided by EAI.

