Form 10-K
period 2014-06-30
Recon Technology, Ltd
filed 2014-09-29
CIK 1442620

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the ordinary shares, $0.0185 par value per share (“Shares”), of the registrant held by non-affiliates on December 31, 2013 was approximately $10 million, based on the closing sales price of $3.08 per share, as reported on the Nasdaq Capital Market, multiplied by the number of outstanding Shares held by non-affiliates on that date.

The Company is authorized to issue 25,000,000 Shares. As of September 23, 2014, the Company has issued and outstanding 4,726,711 Shares.

RECON TECHNOLOGY, LTD

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this annual report with respect to the Company’s current plans, estimates, strategies and beliefs and other statements that are not historical facts are forward-looking statements about the future performance of The Company. Forward-looking statements include, but are not limited to, those statements using words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “forecast,” “estimate,” “project,” “anticipate,” “aim,” “intend,” “seek,” “may,” “might,” “could” or “should,” and words of similar meaning in connection with a discussion of future operations, financial performance, events or conditions. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These statements are based on management’s assumptions, judgments and beliefs in light of the information currently available to it. The Company cautions investors that a number of important risks and uncertainties could cause actual results to differ materially from those discussed in the forward-looking statements, including but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks contained in reports filed by the company with the Securities and Exchange Commission. Therefore investors should not place undue reliance on such forward-looking statements. Actual results may differ significantly from those set forth in the forward-looking statements.

All such forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I

Item 1.	Business.

General

We are a provider of hardware, software, and on-site services to companies in the petroleum mining and extraction industry in China (“PRC”). We provide services designed to automate and enhance the extraction of petroleum through Beijing BHD Petroleum Technology Co., Ltd. (“BHD”) and Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”), which are controlled by our indirect wholly owned subsidiary Recon Technology (Jining) Co., Ltd through certain contractual arrangements. We refer to BHD and Nanjing Recon collectively as the “Domestic Companies” in this report.

Through our contractual arrangements with the Domestic Companies, we provide equipment, tools, other hardware related to oilfield production and management, onsite services, and develop and sell our own specialized industrial automation control and information solutions. However, we do not engage in the production of petroleum or petroleum products.

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

Our products and services include:

Equipment for Oil and Gas Production and Transportation

●	High-Efficiency Heating Furnaces (as shown above). Crude petroleum contains certain impurities that must be removed before the petroleum can be sold, including water and natural gas. To remove the impurities and to prevent solidification and blockage in transport pipes, companies employ heating furnaces. BHD researched, developed and implemented a new oilfield furnace that is advanced, highly automated, reliable, easily operable, safe and highly heat-efficient (90% efficiency).

●	Burner (as shown above). We serve as an agent for the Unigas Burner which is designed and manufactured by UNIGAS, a European burning equipment production company. The burner we provide has the following characteristics: high degree of automation; energy conservation; high turn-down ratio; high security and environmental safety.

Oil and Gas Production Improvement Techniques

●	Packers of Fracturing. This utility model is used concertedly with the security joint, hydraulic anchor, and slide bushing of sand spray in the well. It is used for easy seat sealing and sand-uptake prevention. The utility model reduces desilting volume and prevents sand uptake which makes the deblocking processes easier to realize. The back flushing is sand-stick proof.

●	Production Packer. According to different withdraw points, the production packer separates different oil layers, and protects the oil pipe from sand and permeability, so as to promote the recovery ratio.

●	Sand Prevention in Oil and Water Well. This technique processes additives that are resistant to elevated temperatures into “resin sand” which is transported to the bottom of the well via carrying fluid. The “resin sand” goes through the borehole, piling up and compacting at the borehole and oil vacancy layer. An artificial borehole wall is then formed, functioning as a means of sand prevention. This sand prevention technique has been adapted to more than 100 wells, including heavy oil wells, light oil wells, water wells and gas wells, with a 100% success rate and a 98% effective rate.

●	Water Locating and Plugging Technique. High water cut affects the normal production of oilfields. Previously, there was no sophisticated method for water locating and tubular column plugging in China. The mechanical water locating and tubular column plugging technique we have developed resolves the problem of high water cut wells. This technique conducts a self-sealing-test during multi-stage usage and is reliable to separate different production sets effectively. The water location switch forms a complete set by which the water locating and plugging can be finished in one trip. The tubular column is adaptable to several oil drilling methods and is available for water locating and plugging in second and third class layers.

●	Fissure Shaper. This is our proprietary product that is used along with a perforating gun to effectively increase perforation depth by between 46% and 80%, shape stratum fissures, improve stratum diversion capability and, as a result, improve our ability to locate oilfields and increase the output of oil wells.

●	Fracture Acidizing. We inject acid to layers under pressure which can form or expand fissures. The treatment process of the acid is defined as fracture acidizing. The technique is mainly adapted to oil and gas wells that are blocked up relatively deeply, or the ones in the low permeable zones.

●	Electronic Broken-down Service. This service resolves block-up and freezing problems by generating heat from the electric resistivity of the drive pipe and utilizing a loop tank composed of an oil pipe and a drive pipe. This technique saves energy and is environment friendly. It can increase the production of oilfields that are in the middle and later periods.

Automation System and Service

●	Pumping Unit Controller. Refers to process “1” above. Functions as a monitor to the pumping unit, and also collects data for load, pressure, voltage, startup and shutdown control.

●	RTU Used to Monitor Natural Gas Wells. Collects gas well pressure data.

●	Wireless Dynamometer and Wireless Pressure Gauge. Refers to process “1” above. These products replace wired technology with cordless displacement sensor technology. They are easy to install and significantly reduce the working load associated with cable laying.

●	Electric Multi-Way Valve for Oilfield Metering Station Flow Control. Refers to process “2” above. This multi-way valve is used before the test separator to replace the existing three valve manifolds. It facilitates the electronic control of the connection of the oil lead pipeline with the separator.

●	Natural Gas Flow Computer System. Flow computer system used in natural gas stations and gas distribution stations to measure flow.

●	Recon SCADA Oilfield Monitor and Data Acquisition System. Recon SCADA is a system which applies to the oil well, measurement station, and the union station for supervision and data collection.

●	EPC Service of Pipeline SCADA System. A service technique for pipeline monitoring and data acquisition after crude oil transmission.

●	EPC Service of Oil and Gas Wells SCADA System. A service technique for monitoring and data acquisition of oil wells and natural gas wells.

●	EPC Service of Oilfield Video Surveillance and Control System. A video surveillance technique for controlling the oil and gas wellhead area and the measurement station area.

●	Technique Service for “Digital Oilfield” Transformation. Includes engineering technique services such as oil and gas SCADA system, video surveillance and control system and communication systems.

ISO9000 Certification

The International Organization for Standardization consists of a worldwide federation of national standards bodies for approximately 130 countries, and the ISO9000 certification represents an international consensus of these standards bodies, with the aim of creating global standards of product and service quality. We have received ISO9000 certification for the following processes:

●	Nanjing Recon has received certification for the development and service of RSCADA.

●	BHD has received certification for high efficiency heating furnaces, import burners, and manometer surrogate rendition and service.

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

Sinopec

●	Jiangsu Oil Field

●	Shengli Oil Field

●	The Northwest Division

●	The Southwest Division

●	Zhongyuan Oil Field

●	Sichuan Oil Field

●	Jianghan Oil Field

We provide products and services to Sinopec under a series of agreements, each of which is terminable without notice. We first began to provide services to Sinopec in 1998. Sinopec accounted for approximately 19.63% and 45.99% of our revenues for the fiscal years ended June 30, 2014 and 2013, respectively, and any termination of our business relationships with Sinopec would materially harm our operations.

CNPC

●	Qinghai Oil Field

●	Tuha Oil Field

●	Daqing Oil Field

●	Jidong Oil Field

●	Sichuan Oil Field

●	Xinjiang Oil Field

●	Huabei Oil Field

●	Jilin Oil Field

We provide products and services to CNPC under a series of agreements, each of which is terminable without notice. We first began to provide services to CNPC in 2000. CNPC accounted for approximately 42.79% and 27.88% of our revenues in the fiscal years ended June 30, 2014 and 2013, respectively, and any termination of our business relationships with CNPC would materially harm our operations.

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

New business. Design and development of down-hole tools has always been an important technique for oilfield companies. Recently, this market has developed very rapidly. After a year long test project for our client, we have developed experience with this technology and our products and services have been accepted by our client. We expect revenue from this business in the coming year.

Our Strengths

We believe our strengths are:

●	Safety of products. The automation projects we have conducted have demonstrated that our products are reliable, safe and effective at automating the petroleum extraction process.

●	Efficiency of technology. We believe our technology increases efficiency and profitability for petroleum companies by enabling them to monitor, manage and control petroleum extraction; increase the amount of petroleum extracted and reduce impurities in extracted petroleum.

●	Ability to leverage our knowledge of Chinese business culture. Many of our competitors are based outside of China. As the Domestic Companies are based in China, we are in a unique position to emphasize Chinese culture and business knowledge to obtain new customers and new agreements with existing customers. We believe that many Chinese businesses, including state-owned companies like Sinopec and CNPC, would prefer to hire a Chinese company to assist in their business operations if a Chinese company exists with the ability to fulfill their needs on a timely and cost-efficient basis. In addition, our knowledge of Chinese culture allows us to anticipate and adapt to Chinese oilfield management methods. We provide our software solutions in Mandarin for the benefit of our Chinese customers, and all of our customer support is available from fluent personnel.

●	Experienced, successful executive management team. Our executive management team has significant experience and success in the petroleum automation industry. They will be able to draw on their knowledge of the industry and their relationships in the industry.

●	Ability to leverage China’s cost structure. As a Chinese company, we believe we can operate our business more cost-effectively because all of our employees, operations and assets are located in China, resulting in lower labor, development, manufacturing and rent costs than we believe we would incur if we also maintained operations abroad. We expect these costs savings will be reflected in lower costs to our customers for comparable products.

●	Ownership of our intellectual property. Because we own our intellectual property, we are able to avoid licensing fees or contravening licensing agreements.

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

(2) Speeding up the development of unconventional hydrocarbon resources such as shale gas and coal bed methane will bring more requirements of related production-increasing technic and service. China is rich in unconventional hydrocarbon resources, but new exploration and development technology breakthroughs are urgently needed; and

(3) Overseas assets of Chinese oilfield companies increased gradually, and they will provide more opportunity for domestic service companies to participate in foreign projects.

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

Our Strategies

Our goal is to help our customers improve their efficiency and profitability by providing them with software and hardware solutions and services to improve their ability to locate productive oil reservoirs, manage the oil extraction process, reduce extraction costs, and enhance recovery from extraction activities. Key elements of our strategies include:

●	Increase our market share in China. We believe that as the Chinese economy and oil industry continue to develop, Chinese petroleum extraction automation companies will compete with international businesses at an increasing rate. Consequently, we believe we will have opportunities to take market share from foreign companies by developing positive business relationships in China’s petroleum mining and extraction industry. We will also use strategic advertisements, predominantly in China’s northeast and northwest, where China’s major oilfields are located, to increase our brand awareness and market penetration. We will continue to develop new technologies designed to improve petroleum mining and extraction efficiency and profitability for our customers.

●

Develop our own branded products and services and shift focus away from trading business. Our management believes in the importance of our own branded products and our services, in light of their higher profit margins and their long-term significance in establishing the status of our Company in the oil and gas industry. Our aim is to become a more fully integrated customized supplier to our oil and gas customers, reducing their costs and improving their production. Moreover, the trading business relies on the major clients’ in procurement policies toward agencies, any significant change of which could jeopardize our operating results. Our management therefore believes that in the long run we will need to focus our growth strategy in developing professional services for the oil and gas industry in China.

●	Focus on higher-profit subsection of market. While we plan to continue to provide services to all of our clients, we believe that we may improve our profit margins by focusing a higher portion of our advertising and promotions at those sub-divisions of our industry that have traditionally held the highest profit margins.

●	Offer services to foreign oilfields contracted by Chinese petroleum companies. As Sinopec and CNPC continue to invest in oilfields in other countries, we will focus on offering our services in these new locations based on our success in working with the companies in China.

●	Seek opportunities with foreign companies in China. Even where oilfields in China are partially operated by foreign companies, a significant number of employees will be Chinese and will benefit from our Chinese-language services. We believe our hardware and software solutions would be beneficial to any petroleum company doing business in China and will continue to market to foreign companies entering the Chinese market.

●	Provide services that generate high customer satisfaction levels. Chinese companies in our market are strongly influenced by formal and informal referrals. We believe that we have the opportunity to expand market share by providing high levels of customer satisfaction with our current customers, thereby fostering strong customer referrals to support sales activities.

●	Expand business in the U.S. market. In June 2013, we acquired a 32% interest in a U.S. oil and natural gas company, Avalon Oil and Gas Inc. This strategic investment marks an important step in expanding our business in the U.S. market.

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

Our primary domestic competitors include the following:

●	Beijing Echo Technologies Development Co., Ltd. (“BET”). BET provides a combination of software and hardware products for industrial automatic control systems in the petroleum industry. BET currently engages in research and development of software and hardware applied to industrial automatic control systems, manufacturing and installation of industrial automation instruments and integration of automatic control products.

●	Anton Oilfield Services Group (HKEx stock code: 3337) is a leading independent oilfield services provider offering one-stop oil and gas field technical development services to oil companies. Its services and solutions span across the drilling technology, well completion, down-hole operation, and oil production phases in the development cycle. Its fast growth benefits from the accelerated development of natural gas in China and the Group’s increased presence in the overseas markets.

Research and Development

We focus our research and development efforts on improving our development efficiency and the quality of our products and services. As of June 30, 2014, our research and development team consisted of 42 experienced engineers, developers and programmers. In addition, some of our support employees regularly participate in our research and development programs.

In the fiscal years ended June 30, 2014 and 2013, we spent approximately ¥8.1 million ($1.3 million) and ¥8.5 million, respectively, on research and development activities to develop new generation of our software and upgrade our own designed furnaces.

Intellectual Property

Our success and competitive position is dependent in part upon our ability to develop and maintain the proprietary aspect of our technology. The reverse engineering, unauthorized copying, or other misappropriation of our technology could enable third parties to benefit from our technology without paying for it. We rely on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of the Domestic Companies’ and our technology. We seek to protect the source code to the Domestic Companies’ and our software, documentation and other written materials under trade secret and copyright laws. While we actively take steps to protect the Domestic Companies’ and our proprietary rights, such steps may not be adequate to prevent the infringement or misappropriation of the Domestic Companies’ and our intellectual property. This is particularly the case in China where intellectual property may not be sufficiently protected.

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

We market our products under the following trademarks which are registered with the PRC Trademark Bureau under the State Administration for Industry and Commerce. We currently own or have applied for the following trademarks:

1.	Trademark of “Senior” valid from May 14, 2005 through May 13, 2015;

2.	Trademark of “BHD” valid from November 7, 2003 through November 6, 2023;

3.	Trademark of “Recon” of the 7th classification valid from October 21, 2011 through October 20, 2021;

4.	Trademark of “Recon” of the 9th classification valid from April 21, 2011 through April 20, 2021; and

5.	Trademark of “Recon” of the 42nd classification valid from September 7, 2011 through September 6, 2021.

We currently own or have applied for the following 25 patents registered with the State Intellectual Property Office which are applied on our automated products and heating related equipment for the petroleum industry:

1.	Patent of heavy oil tubing-casing used for extraction valid until June 17, 2015;

2.	Patent of fracturing packer valid until August 5, 2018;

3.	Patent of pressure phase transition furnace valid until August 5, 2018;

4.	Patent of vacuum furnace phase transition heater valid until August 5, 2018;

5.	Patent of high pressure natural gas water heater valid until June 30, 2019;

6.	Patent of negative pressure heater valid until June 30, 2019;

7.	Patent of water jacket furnace valid until June 30, 2019;

8.	Patent of tube heating furnace valid until June 30, 2019;

9.	Patent of automatically adjusting negative pressure burner valid until August 5, 2019;

10.	Patent of wireless data instrument diagram valid until December 10, 2018;

11.	Patent of hot water furnace valid until April 8, 2021;

12.	Patent of multifunctional heating furnace valid until April 8, 2021;

13.	Patent of efficient gas-liquid separator valid until August 15, 2021;

14.	Patent of efficient oil-gas-water separator valid until October 24, 2021;

15.	Patent of room pressure pipeline heater valid until October 24, 2021;

16.	Patent of pneumatic control system valid until February 9, 2022;

17.	Patent of firebox indirect heating furnace valid until December 14, 2022;

18.	Patent of cylindrical-tubular furnace valid until December 14, 2022;

19.	Patent of horizontal type furnace valid until December 14, 2022;

20.	Patent of vertical type furnace valid until December 13, 2022;

21.	Patent of vacuum furnace valid until December 14, 2022;

22.	Patent of wireless pressure sensor valid until November 11, 2023;

23.	Patent of wireless start-end module valid until November 11, 2023; and

24.	We have submitted two more patent application (separated phase change heating furnace and data-collection for pumping unit indicator diagrams base on acceleration).

We have registered the following software products with the State Intellectual Property Office:

1.	Recon automated monitoring system version 1 was published on July 30, 2011;

2.	Recon automated maintenance and production-management system version 1 was published on July 10, 2011;

3.	Recon SCADA field monitoring and data acquisition system software version 4 was published on January 28, 2011;

4.	Recon flow control computer monitoring system software was registered and published on February 8, 2008;

5.	Recon SCADA field monitoring and data acquisition system software version 2 was published on August 18, 2003, and version 3 was registered and published on April 5, 2008;

6.	Recon wireless field monitoring and data acquisition system software version 2 was published on January 8, 2011, and version 1 was registered and published on September 15, 2010;

7.	Recon RCNAMT version 1 was published on April 27, 2012; and

8.	Recon Process Auto version 1 was published on August 25, 2012.

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

Although there are differences in intellectual property rights between the United States and China, of most significance to the Company is the inexperience of China in connection with the development and protection of intellectual property rights. Similar to the United States, China has chosen to protect software under copyright law rather than trade secrets, patent or contract law. As such, we will attempt to protect our most significant intellectual property pursuant to Chinese laws that have only recently been adopted. Unlike the United States, which has lengthy case law related to the interpretation and applicability of intellectual property law, China has not developed a case law system.

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

Copyright. China adopted its first copyright law in 1990. The National People’s Congress amended the Copyright Law in 2001 to widen the scope of works and rights that are eligible for copyright protection. The amended Copyright Law extends copyright protection to software products, among others. In addition, there is a voluntary registration system administered by the China Copyright Protection Center. China's new version of Copyright law is adopted by The National People's Congress in 2010 unlike patent and trademark registration, copyrighted works do not require registration for protection. Protection is granted to individuals from countries belonging to the copyright international conventions or bilateral agreements of which China is a member. Nanjing Recon has ten copyrights for software programs.

Trademark. The Chinese Trademark Law, adopted in 1982 and revised in 1993, 2001, and 2013 protects registered trademarks. The Trademark Office under the Chinese State Administration for Industry and Commerce handles trademark registrations and grants a term of ten years to registered trademarks. Trademark license agreements must be filed with the Trademark Office for record. China has a “first-to-register” system that requires no evidence of prior use or ownership. The Domestic Companies and we have registered a number of product names with the Trademark Office.

Regulations on Foreign Exchange

Foreign Currency Exchange. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans or foreign currency is to be remitted into China under the capital account, such as a capital increase or foreign currency loans to our PRC subsidiaries.

SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises(2008), or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency-registered capital into RMB by restricting how the converted RMB may be used. In addition, SAFE promulgated Circular 45 on November 9, 2011 in order to clarify the application of SAFE Circular 142. Under SAFE Circular 142 and Circular 45, the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used.

Since SAFE Circular 142 has been in place for more than five years, SAFE decided to further reform the foreign exchange administration system in order to satisfy and facilitate the business and capital operations of foreign invested enterprises, and issued the Circular on the Relevant Issues Concerning the Launch of Reforming Trial of the Administration Model of the Settlement of Foreign Currency Capital of Foreign-Invested Enterprises in Certain Areas on August 4, 2014. This circular suspends the application of SAFE Circular 142 in certain areas and allows a foreign-invested enterprise registered in such areas with a business scope including “investment” to use the RMB capital converted from foreign currency registered capital for equity investments within the PRC.

SAFE promulgated Circular 59 in November 2010, which tightens the regulation over settlement of net proceeds from overseas offerings, such as our initial public offering, and requires, among other things, the authenticity of settlement of net proceeds from offshore offerings to be closely examined and the net proceeds to be settled in the manner described in the offering documents or otherwise approved by our board. Violations of these SAFE regulations may result in severe monetary or other penalties, including confiscation of earnings derived from such violation activities, a fine of up to 30% of the RMB funds converted from the foreign invested funds or in the case of a severe violation, a fine ranging from 30% to 100% of the RMB funds converted from the foreign-invested funds.

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, which substantially amends and simplifies the current foreign exchange procedure. Pursuant to this circular, the opening of various special purpose foreign exchange accounts, such as pre-establishment expenses accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of RMB proceeds by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible previously. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC shall be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches.

Regulation of Dividend Distribution. The principal regulations governing the distribution of dividends by foreign holding companies include the Foreign Investment Enterprise Law (1986), as amended, and the Administrative Rules under the Foreign Investment Enterprise Law (2014).

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

SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Furthermore, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

Regulations on Foreign Investment in Automation Service Industry and Oil Exploration and Extraction Industry in PRC. In accordance with the Catalogue of Industries for Guiding Foreign Investment (Revised 2011), the oil and gas automation service industries are in the catalogue of permitted industries, and thus there are no restrictions on foreign investment in such industry. In addition the following industries are encouraged for foreign investment in China:

●	Manufacturing of equipment for oil exploration, drilling, collection and transportation: floating drilling systems and floating production systems with an operating water depth of more than 1,500 meters and the supporting subsea oil extraction, collection and transportation equipment

●	Exploration and exploitation of oil and natural gas with venture capital (limited to equity joint ventures and cooperative joint ventures);

●	Development and application of new technologies that increase the recovery ratio of crude oil (limited to equity joint ventures and cooperative joint ventures);

●	Development and application of new oil exploration and exploitation technologies such as geophysical exploration, drilling, well logging, and downhole operation, etc. (limited to equity joint ventures and cooperative joint ventures); and

●	Exploration and development of unconventional oil resources such as oil shale, oil sands, heavy oil, and excess oil (limited to equity joint ventures and cooperative joint ventures).

Employees

As of June 30, 2014, we had approximately 89 employees, all of whom were based in China. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

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

Nanjing Recon

Housing Fund

Pension

Unemployment Insurance

Medical Insurance

Occupational Injury Insurance

Maternity Insurance

BHD

Pension

Unemployment Insurance

Medical Insurance

Occupational Injury Insurance

Item 1A.	Risk Factors.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2.	Properties.

We currently operate in three facilities throughout China. Our headquarters are located in Beijing.

Office	Address	Rental Term	Space
Headquarters	Room 1902, Building C King Long International Mansion, Chaoyang District Beijing, PRC	July 1, 2014 to June 30, 2015	220 square meters

Nanjing Recon	Yongfeng Mansion, 14th Floor No. 123 Jiqing Road Nanjing City, PRC	July 10, 2014 to July 9, 2016	440 square meters
	Room 119, Software Road, Yuhuatai District, Nanjing City, PRC	May 10, 2013 to May 9, 2015	294 square Meters

BHD	18th Floor, Building C King Long International Mansion, Chaoyang District Beijing, PRC	January 1, 2014 to December 31, 2014	450 square meters
	West building, Zhengfu Street, Huo ying, Changping District, PRC	January 1, 2014 to December 31, 2014	900 square meters

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such pending or threatened legal proceedings, claims, regulatory inquires or investigations that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures.

This item is inapplicable to the Company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market for Our Ordinary Shares

Year Ended June 30, 2014
Quarter Ended September 30, 2013	$2.43	$1.75
Quarter Ended December 31, 2013	$5.80	$2.18
Quarter Ended March 31, 2014	$8.00	$3.07
Quarter Ended June 30, 2014	$5.62	$3.22

Year Ended June 30, 2013
Quarter Ended September 30, 2012	$2.14	$1.38
Quarter Ended December 31, 2012	$3.44	$0.95
Quarter Ended March 31, 2013	$3.17	$1.40
Quarter Ended June 30, 2013	$2.65	$1.55

As of June 30, 2014, there were nine holders of record of our ordinary shares. This excludes our ordinary shares owned by shareholders holding ordinary shares under nominee security position listings. On June 30, 2014, the last sales price of our ordinary shares as reported on the NASDAQ Capital Market was $4.14 per ordinary share.

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

Because we are a holding company with no operations of our own and all of our operations are conducted through our Chinese subsidiary, our ability to pay dividends and to finance any debt that we may incur is dependent upon dividends and other distributions paid in U.S. In addition, Chinese legal restrictions permit payment of dividends to us by our Chinese subsidiary only out of its accumulated net profit, if any, determined in accordance with Chinese accounting standards and regulations. Under Chinese law, our subsidiary is required to set aside a portion (at least 10%) of its after-tax net income (after discharging all cumulated loss), if any, each year for compulsory statutory reserve until the amount of the reserve reaches 50% of our subsidiaries’ registered capital. These funds may be distributed to shareholders at the time of its wind up. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Holding Company Structure.”

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

Overview

We are a company with limited liability incorporated in 2007 under the laws of the Cayman Islands. Headquartered in Beijing, we provide products and services to oil and gas companies and their affiliates through our Domestic Companies. As the company contractually controlls the Domestic Companies, we are the center of strategic management, financial control and human resources allocation.

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

Our Domestic Companiess provide the oil and gas industry with equipment, production technologies, automation and services to enhance our customers’ efficiency.

●	Nanjing Recon: Nanjing Recon is a high-tech company that specializes in automation services for oilfield companies. It mainly focuses on providing automation solutions to the oil exploration industry, including monitoring wells, automatic metering to the joint station production, process monitor, and a variety of oilfield equipment and control systems.

●	BHD: BHD is a high-tech company that specializes in transportation equipment and stimulation productions and services. Possessing proprietary patents and substantial industry experience, BHD has built up stable and strong working relationships with the major oilfields in China.

Factors Affecting Our Results of Operations

Our operating results in any period are subject to the general conditions typically affecting the Chinese oilfield service industry including:

●	the amount of spending by our customers, primarily those in the oil and gas industry;

●	growing demand from large corporations for improved management and software designed to enhance corporate performance;

●	the procurement processes of our customers, especially those in the oil and gas industry;

●	competition and related pricing pressure from other oilfield service solution providers, especially those targeting the oil and gas industry in China;

●	the ongoing development of the oilfield service market in China;

●	fluctuation in oil price; and

●	inflation and other factors.

Unfavorable changes in any of these general conditions could negatively affect the number and size of the projects we undertake, the number of products we sell, the amount of services we provide, the price of our products and services or otherwise affect our results of operations.

Our operating results in any period are more directly affected by company-specific factors including:

●	our continued ability to lead and to control all affiliated entities;

●	our revenue growth;

●	the proportion of our business dedicated to large companies;

●	our ability to successfully develop, introduce and market new solutions and services;

●	our ability to increase our revenues from customers both old and new in the oil and gas industry in China;

●	our ability to effectively manage our operating costs and expenses; and

●	our ability to effectively implement any targeted acquisitions and/or strategic alliances so as to provide efficient access to the markets in the oil and gas industry.

Critical Accounting Policies and Estimates

Estimates and Assumptions

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require us to make judgments, estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such estimate is made, and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and other disclosures included in this quarterly report. Significant accounting estimates reflected in our Company’s consolidated financial statements include revenue recognition, deferred taxes, allowance for doubtful accounts, the fair value of share-based payments, warrants liability and useful lives of property and equipment.

Consolidation of VIEs

We recognize an entity as a VIE if it either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. We consolidate a VIE as its primary beneficiary when we have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. As such, the Domestic Companies are VIEs. We will continue to make ongoing assessment whether the Domestic Companies still continue to be VIEs and whether we continue to be the primary beneficiary.

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

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, trade accounts payable, accrued liabilities, advances from customers and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term receivables and borrowings approximate fair value because their interest rates charged approximate the market rates for financial instruments with similar terms. The fair value of the warrants liability was determined using the Black-Scholes Model, as Level 2 inputs (See Note 13). Any changes in the assumptions that are used in the Black-Scholes Model may increase or decrease the warrants liability from quarter to quarter and any change in adjustment would be charged to operations. Long-term investment is measured at fair value on a non-recurring basis at June 30, 2014, since the Company recorded an impairment loss during 2014. The fair value was determined to be zero using Level 2 inputs.

Receivables

Trade receivables are carried at original invoiced amount less a provision for any potential uncollectible amounts. Provisions are applied to trade receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We believe based on the current economic condition and our history of collections on accounts and notes receivable, our allowance for doubtful accounts was adequate at June 30, 2013 and 2014.

Deferred Tax Estimates

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. Deferred tax accounting requires that we evaluate net deferred tax assets by jurisdiction to determine if these assets will more likely than not be realized. This analysis requires considerable judgment and is subject to change to reflect future events and changes in the tax laws.

Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, we reduce the carrying value of the long-lived asset by the estimated excess of the carrying value over the projected discounted cash flows. In the past, we have not had to make significant adjustments to the carrying values of our long-lived assets, and we do not anticipate a need to do so in the future. However, circumstances could cause us to have to reduce the value of our capitalized software more rapidly than we have in the past if our revenues were to significantly decline. Estimated cash flows from the use of the long-lived assets are highly uncertain and therefore the estimation of the need to impair these assets is reasonably likely to change in the future. Should the economy or the acceptance of our software change in the future, it is likely that our estimate of the future cash flows from the use of these assets will change by a material amount. There were no impairments at June 30, 2013 and June 30, 2014.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, Share-Based Payment. Under the fair value recognition provisions of this topic, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight-line basis over the requisite service period for the entire award. The Company has elected to recognize compensation expenses mainly using the Black-Scholes valuation model estimated at the grant date based on the award’s fair value.

 Recently enacted accounting pronouncements

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The effects of ASU 2014-08 will depend on any future disposals by the Company.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principal, five steps are required to be applied. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are effective retrospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

Results of Operations

The following consolidated results of operations include the results of operations of the Company and its variable interest entities (“VIEs”), BHD and Nanjing Recon.

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenue

	For the Years Ended
	June 30,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Hardware - non-related parties	¥35,873,924	¥81,161,610	¥45,287,686	126.2%
Hardware - related parties	5,479,021	4,276,799	(1,202,222)	(21.9)%
Service	25,464,003	477,778	(24,986,225)	(98.1)%
Software - non-related parties	5,534,593	5,067,673	(466,920)	(8.4)%
Software - related parties	4,234,188	2,463,248	(1,770,940)	(41.8)%
Total revenues	¥76,585,729	¥93,447,108	¥16,861,379	22.0%

Our total revenues for the year ended June 30, 2014 were approximately ¥93.4 million ($15.2 million), an increase of approximately ¥16.8 million or 22.0% from ¥76.6 million for the year ended June 30, 2013. This was mainly caused by:

1.	Hardware business - non - related parties. During the year ended June 30, 2014, the increase in hardware revenue was mainly due to higher sales of furnaces and automation products to our existing clients and sales to new clients.

2.	Hardware – related parties. Sales of hardware to related parties decreased because we used to sell our products to Ji Dong oilfield through our related parties. After we obtained business entrance certification, Recon now can make sales to oilfield customers directly. As a result, sales made to related-parties decreased.

3.	Service business. Service revenue for the year ended June 30, 2014 consisted mainly of minor maintenance services, which were provided upon request by customers. The ¥25.5 million service revenue for the year ended June 30, 2013 was mainly due to several fracturing service contracts signed with Sinopec Zhongyuan oil field. The significant decrease in service revenue for the year ended June 30, 2014 was mainly caused by short-term decline due to Sinopec Zhongyuan oil field's adjustment of their producing plan. We expect the service revenue to pick up in the next fiscal year as we successfully achieved access certification of additional oil field which means we will be able to provide our fracturing services to a broader customer base.

4.	Software business - non – related parties. The software sales decreased approximately ¥0.5 million ($0.1 million). We record revenue as software sales if (1) the customer signs a separate software contract with us, or (2) the customer accepts VAT invoices for software. The amount of our revenues categorized as software sales may fluctuate because certain software may be sold with hardware at times as a whole product and not separately priced

5.	Software business – related parties. For the year ended June 30, 2014, we recorded software revenue of ¥2.5 million ($0.4 million) to a related party, a decrease of ¥1.8 million ($0.3 million) from the same period of last year. The decrease was mainly due to our decreased indirect sales of automation system through the related parties.

Cost and Margin

	For the Years Ended
	June 30,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues	¥76,585,729	¥93,447,108	¥16,861,379	22.0%
Cost of revenues	51,531,759	61,030,247	9,498,488	18.4%
Gross profit	¥25,053,970	¥32,416,861	¥7,362,891	29.4%
Margin %	32.7%	34.7%	2.0%	—

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

Our cost of revenues increased from approximately ¥51.5 million in the year ended June 30, 2013 to approximately ¥61.0 million ($9.9 million) for the same period of 2014, an increase of approximately ¥9.5 million ($1.5 million), or 18.4%. As a percentage of revenues, our cost of revenues decreased from 67.3% in 2013 to 65.3% in 2014. This decrease was mainly caused by lower service costs.

Gross Profit. Our gross profit increased to approximately ¥32.4 million ($5.3 million) for the year ended June 30, 2014 from approximately ¥25.1 million for the year ended June 30, 2013. Our gross profit as a percentage of revenue increased to 34.7% for the year ended June 30, 2014 from 32.7% for the same period in 2013. This was mainly because fracturing services, which feature lower margins, accounted for a major part of our revenue during the year ended June 30, 2013. As to our automation business and furnaces business, our margins were both improved because our products and services were well received by our clients, especially our newly developed clients.

In more detail:

	For the Years Ended
	June 30,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues-hardware and software- non related parties	¥41,408,517	¥86,229,283	¥44,820,766	108.2%
Cost of revenues -hardware and software- non related parties	26,617,786	57,333,670	30,715,884	115.4%
Gross profit	¥14,790,731	¥28,895,613	¥14,104,882	95.4%
Margin %	35.7%	33.5%	(2.2)%	—

Revenue from hardware and software to non-related parties increased ¥44.8 million was mainly due to the hardware revenue increase from the furnaces sales and automation products in the year ended June 30, 2014. The gross profit from the hardware and software sales to non-related parties increased ¥14.1 million ($2.3 million) compared to the same period of last year.

	For the Years Ended
	June 30,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues-hardware and software - related parties	¥9,713,209	¥6,740,047	¥(2,973,162)	(30.6)%
Cost of revenues -hardware and software - related parties	6,346,850	3,619,470	(2,727,380)	(43.0)%
Gross profit	¥3,366,359	¥3,120,577	¥(245,782)	(7.3)%
Margin %	34.7%	46.3%	11.6%	—

Cost of revenue from hardware and software-related parties decreased as revenue decreased. While gross margin increased was mainly because software business with higher margin accounted for a larger percentage this period.

	For the Years Ended
	June 30,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues-service	¥25,464,003	¥477,778	¥(24,986,225)	(98.1)%
Cost of revenues -service	18,567,123	77,107	(18,490,016)	(99.6)%
Gross profit	¥6,896,880	¥400,671	¥(6,496,209)	(94.2)%
Margin %	27.1%	83.9%	56.8%	—

The ¥25.5 million service revenue for the year ended June 30, 2013 was mainly due to several fracturing service contracts signed with Sinopec Zhongyuan oilfield. We generated 27.1% gross profit margin from these service contracts.

Operating Expenses

	For the Years Ended
	June 30,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Selling and distribution expenses	6,126,095	5,293,343	(832,752)	(13.6)%
% of revenue	8.0%	5.7%	(2.3)%	—
General and administrative expenses	10,978,942	16,198,947	5,220,005	47.6%
% of revenue	14.3%	17.3%	3.3%	—
Research and development expenses	8,513,680	8,094,333	(419,347)	(4.9)%
% of revenue	11.1%	8.7%	(2.5)%	—
Operating expenses	¥25,618,717	¥29,586,623	¥3,967,906	15.5%

Selling and Distribution Expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses decreased ¥0.8 million to ¥5.3 million ($0.9 million) for the year ended June 30, 2014 from ¥6.1 million for the year ended June 30, 2013. Selling expenses were 8.0% of total revenues in the year ended June 30, 2013 and 5.7% of total revenues in the same period of 2014. The decrease of selling expense was mainly due to less traveling fees and field work service fees.

General and Administrative Expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses and other expenses incurred in connection with general operations. General and administrative expenses increased by 47.6%, or ¥5.2 million ($0.9 million), from approximately ¥11.0 million in the year ended June 30, 2013 to approximately ¥16.2 million ($2.6 million) in the same period of 2014. General and administrative expenses were 14.3% of total revenues in 2013 and 17.3% of total revenues in 2014. The increase in general and administrative expenses was mainly due to the increase in consulting fees related to professional services, salary, the allowance for doubtful accounts, share-based compensation and traveling expenses.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses decreased by 4.9%, from approximately ¥8.5 million for the year ended June 30, 2013 to approximately ¥8.1 million ($1.3 million) for the same period of 2014. This decrease was primarily due to the lower investment of R&D materials and equipment into our furnaces and fracturing services in 2014.

Net Income

	For the Years Ended
	June 30,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Income (loss) from operations	¥(564,747)	¥2,830,238	¥3,394,985	601.2%
Interest and other income (expense)	1,471,159	(41,282)	(1,512,441)	(102.8)%
Income before income taxes	906,412	2,788,956	1,882,544	207.7%
Provision for income taxes	286,871	961,136	674,265	235.0%
Net income	619,541	1,827,820	1,208,279	195.0%
Less: Net income attributable to non-controlling interest	579,843	1,020,632	440,789	76.0%
Net income attributable to ordinary shareholders	¥39,698	¥807,188	¥767,490	1,933.3%

Income (loss) from operations. Income from operations was approximately ¥2.8 million ($0.5 million) for the year ended June 30, 2014, compared to loss of ¥0.6 million for the same period of 2013. This increase in income from operations can be attributed primarily to the increased revenue, gross margins and decreases in research and development expenses.

Interest and other income (expense). Interest and other expense was approximately ¥41,282 ($6,706) for the year ended June 30, 2014, compared to interest and other income of ¥1.5 million for the same period of 2013. The ¥1.5 million ($0.2 million) decrease was primarily due to a significant loss from investment, a decrease in subsidy income and decreases in interest income and foreign currency exchange gain, offset by an increase in other expense and a decrease in interest expense.

Provision for income tax. Provision for income tax for the year ended June 30, 2013 was approximately ¥0.3 million and ¥1.0 million ($0.2 million) for the year ended June 30, 2014. This increase of provision for income tax was mainly due to the increase in income from operations for the year ended June 30, 2014.

Net income. As a result of the factors described above, net income was approximately ¥1.8 million ($0.3 million) for the year ended June 30, 2014, an increase of approximately ¥1.2 million ($0.2 million) from net income of ¥0.6 million for the same period of 2013.

Net income attributable to Recon Technology, Ltd. As a result of the factors described above, net income attributable to Recon Technology, Ltd was approximately ¥0.8 million ($0.1 million) for the year ended June 30, 2014, an increase of approximately ¥0.8 million ($0.1 million) from net income attributable to ordinary shareholders of approximately ¥40,000 for same period of 2013.

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

	For the Years Ended
	June 30,
	2013	2014	2014	Increase /	Percentage
	RMB	RMB	USD	(Decrease)	Change
Reconciliation of Adjusted EBITDA
to Net Income
Net income	¥619,541	¥1,827,820	$296,956	¥1,208,279	195.0%
Provision for income tax	286,871	961,136	156,150	674,265	235.0%
Interest expense and foreign currency adjustment	1,323,726	1,141,069	185,383	(182,657)	(13.8)%
Change in fair value of warrants liability	-	(60,647)	(9,853)	(60,647)	100%
Loss from investment	-	1,535,250	249,423	1,535,250	100%
Restricted shares issued for consulting services	-	407,593	66,219	407,593	100%
Share-based compensation expense	1,852,656	2,429,028	394,630	576,372	31.1%
Depreciation and amortization	618,552	595,647	96,771	(22,905)	(3.7)%
Adjusted EBITDA	¥4,701,346	¥8,836,896	$1,435,679	¥4,135,550	88.0%

Adjusted EBITDA improved by approximately ¥4.1 million ($0.6 million) to approximately ¥8.8 million ($1.4 million) for the year ended June 30, 2014 compared to approximately ¥4.7 million income for the same period in 2013. This was due to improved operations.

Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share

	For the Years Ended
	June 30,
	2013	2014	2014
	RMB	RMB	USD
Reconciliation of Net Income
to Adjusted Net Income attributable to Recon Technology, Ltd
Net income attributable to Recon Technology, Ltd	¥39,698	¥807,188	$131,140
Special items (A):
Change in fair value of warrants liability	-	(60,647)	(9,853)
Loss from investment	-	1,535,250	249,423
Restricted shares issued for consulting services	-	407,593	66,219
Share-based compensation expense	1,852,656	2,429,028	394,630
Adjusted net income attributable to Recon Technology, Ltd	¥1,892,354	¥5,118,412	$831,559

Reconciliation of U.S. GAAP Earnings Per Share
to Non U.S. GAAP Adjusted Earnings Per Share - diluted
U.S. GAAP earnings per share - diluted	¥0.01	¥0.18	$0.03
Impact of special items on earnings per share	0.47	0.99	0.16
Non U.S. GAAP adjusted earnings per share - diluted	¥0.48	¥1.17	$0.19
Weighted - average shares -diluted	3,951,811	4,368,162	4,368,162

(A) Special items are certain non-cash expenses that are included in our U.S. GAAP reported results. There was no income tax benefit associated with the special items. The non-GAAP financial measures are provided to enhance investors' overall understanding of Recon's current financial performance.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of June 30, 2014, we had cash and cash equivalents in the amount of approximately ¥18.1 million ($2.9 million).

Indebtedness. As of June 30, 2014, we had approximately ¥5.2 million ($0.8 million) of short-term borrowings from related parties, and ¥10 million ($1.6 million) in commercial loans from two local Chinese banks. Other than these amounts, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations, bank loans, short-term borrowings and stock offerings. As of June 30, 2014, we had total assets of approximately ¥154.5 million ($25.1 million), which includes cash of approximately ¥18.1 million ($2.9 million), net accounts receivable from third parties of approximately ¥43.6 million ($7.1 million), and net accounts receivable from related parties of approximately ¥7.5 million ($1.2 million). Working capital amounted to approximately ¥83.1 million ($13.5 million), and shareholders’ equity amounted to approximately ¥96.0 million ($15.6 million).

Cash from Operating Activities. Net cash used in operating activities was approximately ¥8.0 million ($1.3 million) for the year ended June 30, 2014. This was a decrease of approximately ¥32.7 million ($5.3 million) compared to net cash provided by operating activities of approximately ¥24.8 million for the year ended June 30, 2013.

The decrease in net cash used in operating activities for the year ended June 30, 2014, was primarily attributable to the increase in net income offset by a ¥8.2 million change in accounts receivable, notes receivable and other receivable, a ¥6.9 million change in purchase advance, a ¥1.1 million change in inventory a ¥1.1 million change in other payable, and a ¥1.6 million change in accrued payroll and employees’ welfare. We purchased inventories for projects in the upcoming quarters. In addition, accounts receivable increased due to our operating seasonality. Most of our projects were finished by end of each calendar year, and we believe these receivables will be recovered based on contractual payment schedules.

Cash from Investing Activities. Net cash used in investing activities was approximately ¥0.3 million ($55,000) for the year ended June 30, 2014, a decrease of ¥1.8 million ($0.3 million) from ¥2.1 million for the same period of 2013. The decrease in net cash used in investing activities was mainly due to approximately ¥1.5 million paid for a long-term investment of a 32.2% equity investment in a U.S. oil and natural gas company during the year ended June 30, 2013 and a decrease of approximately ¥0.3 million in purchases of property and equipment.

Cash from Financing Activities. Net cash provided by financing activities amounted to approximately ¥14.0 million ($2.3 million) for the year ended June 30, 2014, compared to cash flows used in financing activities of approximately ¥13.8 million for the same period in 2013. During the year ended June 30, 2014, we received net proceeds of ¥12.1 million ($2.0 million) from a common stock sale of 546,500 shares with institutional investors in November 2013. In addition, we received and repaid ¥23.5 million ($3.8 million) in short term borrowings from bank. We received ¥5.0 million ($0.8 million) and repaid ¥5.3 million ($1.7 million) short term borrowing from a related party. We also received approximately ¥2.7 million ($0.4 million) of proceeds from stock option exercises.

Working Capital. Total working capital as of June 30, 2014 amounted to approximately ¥83.1 million ($13.5 million), compared to approximately ¥82.0 million as of June 30, 2013. Total current assets as of June 30, 2014 amounted to approximately ¥133.4 million ($21.6 million), an increase of approximately ¥4.7 million ($0.7 million) compared to approximately ¥128.7 million at June 30, 2013. The increase in total current assets at June 30, 2014 compared to June 30, 2013 was mainly due to an increase in trade accounts receivable and purchase advances.

Current liabilities amounted to approximately ¥50.3 million ($8.2 million) at June 30, 2014, in comparison to approximately ¥46.7 million at June 30, 2013, an increase of approximately ¥3.6 million ($0.6 million). This increase of liabilities was attributable mainly to an increase in warrant liability.

Recently Enacted Accounting Standards

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The effects of ASU 2014-08 will depend on any future disposals by the Company.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principal, five steps are required to be applied. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are effective restrospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes, together with the report of Friedman LLP for the years ended June 30, 2014 and 2013 are set forth following the signature pages of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2014, our company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Included in this Annual Report on Form 10-K, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective.

Changes in Internal Control over Financial Reporting

Management continues to focus on internal control over financial reporting. As of June 30, 2014, the Company has completed certain documentation of our internal controls and implemented the following remedial initiatives:

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2014. In making this assessment, management used the 1992 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework(old) summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, the Company’s management believes that, as of June 30, 2014, its internal control over financing reporting is not effective based on those criteria.

The specific material weaknesses identified by the Company’s management as of June 30, 2014 are described as follows:

We did not have sufficient skilled accounting personnel who are either qualified as Certified Public Accountants in the U.S. or who have received education from U.S. institutions or other educational programs that would provide enough relevant education relating to U.S. GAAP. The Company’s CFO have limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Further, our operating subsidiaries are based in China, and in accordance with PRC laws and regulations, are required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of consolidated financial statements, are inadequate, and determined to be a material weakness.

We completed our designs of our internal controls and assessments for all of our financial reporting cycles during fiscal year 2013, and we are unable to declare effectiveness of our controls due to lack of sufficient time to obtain evidence of operating effectiveness as of June 30, 2014 due to lack of monitoring of our internal controls (lack of self-testing of internal controls). Therefore, we determined that the lack of time to evaluate our design and operating effectiveness is a material weakness. It should be noted, however, that (a) many actions had been undertaken to enhance the control environment during the year; and (b) there are other remedial activities that are scheduled to be take place in fiscal 2015.

As a result, the Company has developed remedial actions to strengthen its accounting and financial reporting functions as well as the related disclosure controls and procedures. Such plan will require the hiring of additional resources and the deployment of other corporate resources for the accounting department in relation to the financial reporting process. Such additional resources will include the establishment of a work force dedicated to the task of correcting past financial irregularities and maintaining correct financial reporting on an on-going basis. To strengthen the Company’s internal control over financial reporting, the Company engaged outside consultants that are skilled in SEC reporting and Section 404 compliance to assist in the implementation of the following remedial actions, which have been completed as of the date of this report:

●	Enhancement of existing disclosures policies and procedures;

●	Formalization of periodic communication between management and the audit committee; and

●	Implementation of policies and procedures intended to enhance management monitoring and oversight by the Audit Committee.

●	Formalization of a periodic staff training program to enhance their awareness of the key internal control activities.

In addition to the foregoing efforts, the Company expects to implement the following remedial actions during fiscal year 2015:

●	Develop a comprehensive training and development plan, for our finance, accounting and internal audit personnel, including our Chief Financial Officer, Controller, and others, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof.

●	Hire a full-time employee who possesses the requisite U.S. GAAP experience and education

●	Monitoring of internal controls by performing self-testing of various key controls.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401:

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them:

Name	Age	Position Held
Mr. Yin Shenping	45	Chief Executive Officer and Director
Ms. Liu Jia	31	Chief Financial Officer
Mr. Chen Guangqiang	51	Chief Technology Officer and Director
Mr. Zhao Shudong	68	Independent Director (Nominating Committee Chair)
Mr. Nelson N.S. Wong	52	Independent Director (Audit Committee Chair)
Mr. Hu Jijun	49	Independent Director (Compensation Committee Chair)

Yin Shenping. Mr. Yin has been our Chief Executive Officer and director since our inception. In 2003, Mr. Yin founded Nanjing Recon, a Chinese company that provides services to automate and enhance the extraction of petroleum in China, and has been the Chief Executive Officer since that time. Prior to founding Nanjing Recon, Mr. Yin served as a sales manager for Fujian Haitian Network Company from 1992 through 1994. Mr. Yin has founded and operated a number of companies engaged in the IT industry: Xiamen Hengda Haitian Computer Network Co., Ltd. (1994), Baotou Hengda Haitian Computer Network Co., Ltd. (1997) and Beijing Jingke Haitian Electronic Technology Development Co., Ltd. (1999), and Jingsu Huasheng Information Technology Co., Ltd. (2000). Mr. Yin received his bachelor’s degree in 1991 from Nanjing Agricultural University in information systems. Mr. Yin has been chosen as a director because he is one of the founders of the Company and we believe his knowledge of the Company and years of experience in our industry give him the ability to guide the Company as a director.

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

Chen Guangqiang. Mr. Chen has served as our Chief Technology Officer and director since our inception. In 1999, Mr. Chen founded BHD and has been the General Manager since then. From 1999 through 2003, Mr. Chen served as the general manager of Beijing Adar. From 1993 through 1999, Mr. Chen was a chief engineer for Xinda Company, CNPC Development Bureau. Mr. Chen was a geological engineer for the Fourth Oil Extraction Plant of Huabei Oil Field from 1985 through 1993. Mr. Chen received his bachelor’s degree in 1985 from Southwest Petroleum Institute. Mr. Chen has been chosen as a director because he is one of the founders of the Company and we believe we can benefit from his years of engineering experience and management experience in the oil extraction industry.

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

Zhao Shudong. Mr. Zhao joined our Board of Directors in 2013. Before retiring in 2006, Mr. Zhao spent over 30 years working in the oilfield industry. From 1970 to 1976, Mr. Zhao worked as a technician in the Daqing oilfield. From 1976 to 1982, Mr. Zhao served as the vice director of the Hubei Oilfield Generalized Geologic Technical Research Institute. Mr. Zhao then spent 11 years as a director and section chief at the Scientific and Technological Development Department of the Huabei Petroleum Administrative Bureau. He was subsequently appointed Chief Geologist of the bureau, a position he held from 1993 to 1999. From 1999 to 2006, Mr. Zhao served as the General Manager of the Huabei Oilfield Company of CNPC. Mr. Zhao studied at the Northeast Petroleum Institute from 1965 to 1970. Mr. Zhao has been chosen as a director nominee because of his extensive experience in the oilfield industry.

Employment Agreements

We have employment agreements with each of our Chief Executive Officer, Chief Technology Officer and Chief Financial Officer. With the exception of the employment agreement with our Chief Financial Officer, each of these employment agreements provides for an indefinite term. Such employment agreements may be terminated (1) if the employee gives written notice of his or her intention to resign, (2) the employee is absent from three consecutive meetings of the Board of Directors, without special leave of absence from the other members of the Board of Directors, and the Board of Directors passes a resolution that such employee has vacated his office, or (3) the death, bankruptcy or mental incapacity of the employee. The employment agreement for our Chief Financial Officer provides for a one-year term, currently expiring on March 12, 2015. Such employment agreement may be terminated if the employee gives thirty days’ written notice of her intention to resign, or if the Board of Directors determines she can no longer perform her duties as Chief Financial Officer and provides her with thirty days’ written notice of termination.

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

Share Option Pool

In connection with our initial public offering, we established a pool for share options for the Domestic Companies’ and our employees. This pool contains options to purchase up to 790,362 of our ordinary shares. The options will vest at a rate of 20% per year for five years and have an exercise price of the market price of our shares on the date the options are granted. To date, we issued 564,000 options out of our employee share option pool. We initially granted 293,000 options in 2009. We held a shareholder meeting in December 2010 and announced the resignation of three directors, and as a result, 100,000 options were forfeited and went back to the pool. In 2012, we granted an additional 415,000 options and 44,000 options were forfeited and went back to the pool. In the three months ended June 30, 2014, 148,400 vested options for 2012 grants were exercised. As of June 30, 2014, we have 415,600 options outstanding.

Executive Stock Grants

On December 13, 2013, the Company granted 95,181 restricted shares to Mr. Yin Shenping and 135,181 restricted shares to Mr. Chen Guangqiang at an aggregate value of ¥4,207,496 ($688,782), based on the stock closing price of $2.99 at December 13, 2013. These restricted shares will be vested over three years with one third of the shares vesting every year from the grant date. As of June 30, 2014, we have 230,362 non-vested restricted stocks outstanding.

Board of Directors and Board Committees

Our board of directors currently consists of five (5) members. There are no family relationships between any of our executive officers and directors.

The directors are divided into three classes, as nearly equal in number as the then total number of directors permits. Class I directors shall face re-election at our annual general meeting of shareholders during fiscal year ending June 30, 2016 and every three years thereafter. Class II directors shall face re-election at our annual general meeting of shareholders during fiscal year ending June 30, 2014 and every three years thereafter. Class III directors shall face re-election at our annual general meeting of shareholders during fiscal year ending June 30, 2015 and every three years thereafter.

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

Duties of Directors

Under Cayman Islands law, our directors have a fiduciary duty to the Company to act in good faith in their dealings with or on behalf of the Company and exercise their powers and fulfill the duties of their office honestly. This duty has four essential elements:

●	a duty to act in good faith in the best interests of the Company;

●	a duty not to personally profit from opportunities that arise from the office of director;

●	a duty to avoid conflicts of interest; and

●	a duty to exercise powers for the purpose for which such powers were intended.

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

Pursuant to Rule 3a12-3 of Securities Exchange Act of 1934, as amended, directors, officers and beneficial owners of more than ten percent of the Company’s equity services are exempted from Section 16 filings as the Company qualifies as a foreign private issuer.

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

The following table shows the annual compensation paid by us to Mr. Yin Shenping, our Chief Executive Officer, for the years ended June 30, 2014 and 2013. No other employee or officer received more than $100,000 in total compensation in 2014 or 2013.

Summary Executive Compensation Table

Name and principal position	Year	Salary	Bonus	Option Awards		Restricted Stock Awards		Total
Yin Shenping, Principal Executive Officer	2014	$125,463	$10,455		$—	$47,432	(1)	$183,350
	2013	$85,437	$—		$—	$—		$85,437
Chen Guangqiang, Chief Technology Officer	2014	$113,593	$10,000		$—	$67,365	(1)	$190,958
	2013	$71,942	$12,945	$		$—		$84,887

(1)	On December 13, 2013, the Company granted 95,181 restricted shares to Mr. Yin Shenping and 135,181 restricted shares to Mr. Chen Guangqiang at an aggregate value of ¥4,207,496 ($688,782), based on the stock closing price of $2.99 at December 13, 2013. These restricted shares will be vested over three years with one third of the shares vesting every year from the grant date.

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

Summary Director Compensation Table

Name(1)	Fees earned or paid in cash	Option Awards	Total(2)
Nelson N.S. Wong	$8,000	$—	$10,000
Hu Jijun	$8,000	$—	$4,000
Zhao Shudong	$8,000	$—	$4,000

(1)	Compensation for our directors Yin Shenping and Chen Guangqiang, who also serve as executive officers, is fully disclosed in the executive compensation table.
(2)	None of the directors received any ordinary share awards, nonqualified deferred compensation earnings or non-equity incentive plan compensation in fiscal year 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	415,600	$4.37	374,762

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to beneficial ownership of our ordinary shares as of the date of this report, for each person known by us to beneficially own 5% or more of our ordinary shares, and all of our executive officers and directors individually and as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as indicated below, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 4,919,711 Shares, which consists of 4,726,711 Shares outstanding as of September 23, 2014 and 193,000 shares subject to options that were exercisable within 60 days after September 23, 2014. Such shares subject to options are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table. Our major shareholders do not possess voting rights that differ from our other shareholders. Unless otherwise noted, the address of each of the below shareholders is c/o Recon Technology Ltd, Room 1902, Building C, King Long International Mansion, 9 Fulin Road, Beijing 100107 China.

	Amount of Beneficial Ownership	Percentage Ownership
Directors and Officers
Yin Shenping (1)	711,761	14.47%
Chen Guangqiang (2)	705,761	14.35%
Liu Jia (3)	50,000	1.02%
Hu Jijun (4)	15,000	* %
Nelson Wong (5)	18,000	* %
Zhao Shudong(6)	6,000	* %
Directors and Officers as a Group (six persons)	1,506,522	30.62%
5% Holder
Liu Hui (7)	833,681	16.95%
Chen Yiquan (7)	833,681	16.95%

(1)	Includes 60,000 options to purchase ordinary shares that are exercisable within 60 days after September 28, 2014. Does not include 48,000 options that were not exercisable within 60 days after September 28, 2014.
(2)	Includes 50,000 options to purchase ordinary shares that are exercisable within 60 days after September 28, 2014 and 16,000 options granted to Chen Guangqiang’s wife that are exercisable within 60 days after September 28, 2014. Does not include 30,000 options that are not exercisable within 60 days after September 28, 2014.
(3)	Includes 50,000 options to purchase ordinary shares that are exercisable within 60 days after September 28, 2014.
(4)	Includes 15,000 options to purchase ordinary shares that were exercisable within 60 days after September 28, 2014.
(5)	Includes 18,000 options to purchase ordinary shares that were exercisable within 60 days after September 28, 2014.
(6)	[Includes 6,000 options to purchase ordinary shares that were exercisable within 60 days after September 28, 2014.]
(7)	Includes 458,525 Shares held by Chen Yiquan and 375,156 Shares held by Liu Hui. According to a jointly filed Schedule 13D dated December 27, 2010 (Accession No. 0001144204-10-068264), Chen Yiquan and Liu Hui share beneficial ownership of and have joint voting and dispositive power over the aggregate 833,681 Shares. The Company has not been able to get in touch with either Chen Yiquan or Liu Hui and therefore the information listed here in is solely based on the Schedule 13D filed on December 27, 2010.

* Less than 1%.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Because we do not have access certification to Jidong Oilfield, Nanjing Recon, one of our Domestic Companies, conducted transactions with Jidong Oilfield through Beijing Yabeinuoda Technology Development Co. Ltd. (“Yabeinuoda”), which has access certification to the oilfield and wherein Mr. Yin is the legal representative. Mr. Yin does not have any equity interest in this company currently. In the year ended June 30, 2014, Nanjing Recon sold approximately ¥4.6 million ($0.8 million) of goods and services to Yabeinuoda.  During the same period, Nanjing Recon has accounts receivables from Yabeinuoda in the amount of approximately ¥23.5 million ($3.8 million) as of June 30, 2014, and approximately ¥1.1 million was received as of September 28, 2014. Below is a summary of trade accounts receivable with related parties as of June 30, 2013 and 2014, respectively.

	June 30, 2013	June 30, 2014	June 30, 2014
Related Party	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥19,722,574	¥5,441,498	$884,049
Beijing Langchen Construction Company	-	726,800	118,080
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	-	100,000	16,246
Xiamen Hengda Hitek Computer Network Co. Ltd.	-	1,211,000	196,744
Allowance for doubtful accounts	(978,210)	-	-
Total - related-parties, net	¥18,744,364	¥7,479,298	$1,215,119

Related Party	June 30, 2013	June 30, 2014	June 30, 2014
Non-current portion	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥-	¥16,062,574	$2,609,595
Allowance for doubtful accounts	-	(1,606,257)	(260,960)
Total - related-parties, net	¥-	¥14,456,317	$2,348,635

Based on the repayment agreement signed on August 27, 2014, the outstanding balance will be collected in four years with each installment of ¥4,015,644.

Below is a summary of purchase advances to related parties as of June 30, 2013 and 2014, respectively

	June 30, 2013	June 30, 2014	June 30, 2014
Related Party	RMB	RMB	U.S. Dollars
Xiamen Huasheng Hitek Computer Network Co. Ltd.	¥394,034	¥394,034	$64,016
Total	¥394,034	¥394,034	$64,016

Current ending balance of the purchase advances to Xiamen Huasheng Hitek is expect to be settled within one year,

In addition, included in the Company’s other receivables as of June 30, 2014 were amounts “due from ENI” after ENI ceased to be a VIE of the Company on December 16, 2010. In January 2012, ENI agreed to repay the loan on a determined payment schedule, and interest is accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest will be repaid over three years on a quarterly basis. The first four payments are set at RMB 1.2 million each. In March, June, September and December of 2012, the Company received an aggregate of RMB 4.8 million. Starting March 2013, installment for each quarter would be ¥1,777,653. The Company has received the payment on time in March and June 2013. On September 30, 2013, ENI proposed to extend the payment period and resigned an agreement with the Company. According to the new agreement, the remaining balance of this loan would be repaid over four years with installments of ¥699,147 each quarter including interest. The payments required after one year are RMB 5,353,104 ($869,688).

Accordingly, the current and non-current portion of the amount due from ENI at June 30, 2014 is determined to be RMB 2,523,145 ($409,921) and RMB 5,353,104 ($869,688), respectively.

The Company also had short-term borrowings from related parties. Below is a summary of the Company’s short-term borrowings due to related parties as of June 30, 2013 and 2014, respectively.

	June 30, 2013	June 30, 2014	June 30, 2014
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars
Due-on-demand borrowings from Founders, no interest	¥6,377	¥-	$-
Short-term borrowing from a Founder, 6.6% annual interest,due on December 25, 2014	-	5,007,728	813,577
Short-term borrowing from a Founder's family member, 6% annual interest, matures and paid off by December 21, 2013	3,653,906	-	-
Short-term borrowing from a Founder's family member, 6% annual interest, matures and paid off by November 29, 2013	1,610,000	-	-
Short-term borrowings from Xiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2014	200,000	200,000	32,493
Short-term borrowings from management, 6% annual interest, matures and paid off by December 7, 2013	32,996	-	-
Total short-term borrowings due to related parties	¥5,503,279	¥5,207,728	$846,070

The Company also paid ¥366,000 and ¥230,000 ($37,367) in advance for rental to Mr. Chen and his family member as of June 30, 2013 and June 30, 2014.

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

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2013 and 2014.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal years 2013 and 2014, Friedman LLP’s audit fees were $180,000and $185,000, respectively.

Audit-Related Fees

The Company has not paid Friedman LLP for audit-related services in fiscal years 2013 and 2014.

Tax Fees

The Company has not paid Friedman LLP for tax services in fiscal years 2013 and 2014.

All Other Fees

The Company has not paid Friedman LLP for any other services in fiscal years 2013 and 2014.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Number	Exhibit

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

14.1	Code of Ethics of the Company. (2)

21.1	List of subsidiaries of the Company. (3)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

99.1	Audit Committee Charter (2)

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*          XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or report for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

RECON TECHNOLOGY, LTD

September 29, 2014	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Yin Shenping	Chief Executive Officer and Director	September 29, 2014
Yin Shenping	(Principal Executive Officer)

/s/ Chen Guangqiang	Chief Technology Officer and Director	September 29, 2014
Chen Guangqiang

/s/ Zhao Shudong	Director	September 29, 2014
Zhao Shudong

/s/ Nelson N.S. Wong	Director	September 29, 2014
Nelson N.S. Wong

/s/ Hu Jijun	Director	September 29, 2014
Hu Jijun

RECON TECHNOLOGY, LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Recon Technology, Ltd.

We have audited the accompanying consolidated balance sheets of Recon Technology, Ltd. (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the two years in the period ended June 30, 2014. Recon Technology, Ltd.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Recon Technology, Ltd. as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

September 29, 2014

RECON TECHNOLOGY, LTD
CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of June 30,	As of June 30,
	2013	2014	2014
ASSETS	RMB	RMB	U.S. Dollars
Current assets
Cash and cash equivalents	¥12,350,392	¥18,094,586	$2,939,723
Notes receivable	2,578,855	-	-
Trade accounts receivable, net	38,648,780	43,553,737	7,075,926
Trade accounts receivable- related parties, net	18,744,364	7,479,298	1,215,119
Inventories, net	13,271,070	14,336,602	2,329,185
Other receivables, net	19,131,503	18,293,043	2,971,966
Other receivables- related parties	742,528	1,414,433	229,795
Purchase advances, net	18,412,507	25,759,065	4,184,927
Purchase advances- related parties	394,034	394,034	64,016
Tax recoverable	575,650	-	-
Prepaid expenses	2,487,956	2,634,664	428,039
Prepaid expenses - related parties	366,000	230,000	37,367
Deferred tax asset	1,006,721	1,209,961	196,575
Total current assets	128,710,360	133,399,423	21,672,638

Property and equipment, net	1,709,846	1,321,538	214,703
Long-term trade accounts receivable - related parties, net	-	14,456,317	2,348,635
Long-term investment	1,549,450	-	-
Long-term other receivable	3,502,680	5,353,104	869,688
Total Assets	¥135,472,336	¥154,530,382	$25,105,664

LIABILITIES AND EQUITY
Current liabilities
Short-term bank loans	¥10,000,000	¥10,000,000	$1,624,643
Trade accounts payable	7,384,165	11,413,505	1,854,287
Trade accounts payable- related parties	3,994,718	-	-
Other payables	1,964,691	1,765,079	286,762
Other payable- related parties	4,239,675	3,306,024	537,111
Deferred revenue	3,381,382	4,419,824	718,063
Advances from customers	470,700	801,385	130,196
Accrued payroll and employees' welfare	1,992,783	417,624	67,849
Accrued expenses	488,730	203,051	32,989
Taxes payable	6,754,428	7,589,846	1,233,079
Short-term borrowings- related parties	5,503,279	5,207,728	846,070
Short-term borrowings- other	570,375	-	-
Deferred tax liability	-	180,186	29,274
Warrants liability	-	5,021,621	815,834
Total current liabilities	46,744,926	50,325,873	8,176,157

Commitments and Contingency

Equity
Common stock, ($ 0.0185 U.S. dollar par value, 25,000,000 shares authorized; 3,951,811 and 4,717,336 shares issued and outstanding as of June 30, 2013 and June 30, 2014, respectively)	529,979	616,865	100,217
Additional paid-in capital	69,516,447	83,061,058	13,494,453
Appropriated retained earnings	3,023,231	4,148,929	674,053
Unappropriated retained earnings	8,749,963	8,431,453	1,369,810
Accumulated other comprehensive loss	(293,201)	(279,275)	(45,374)
Total shareholders’ equity	81,526,419	95,979,030	15,593,159
Non-controlling interest	7,200,991	8,225,479	1,336,348
Total equity	88,727,410	104,204,509	16,929,507
Total Liabilities and Equity	¥135,472,336	¥154,530,382	$25,105,664

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended
	June 30,
	2013	2014	2014
	RMB	RMB	USD

Revenues
Hardware and software	¥41,408,517	¥86,229,283	$14,009,176
Service	25,464,003	477,778	77,622
Hardware and software - related parties	9,713,209	6,740,047	1,095,017
Total revenues	76,585,729	93,447,108	15,181,815

Cost of revenues
Hardware and software	¥26,617,786	¥57,333,670	$9,314,672
Service	18,567,123	77,107	12,527
Hardware and software - related parties	6,346,850	3,619,470	588,035
Total cost of revenues	51,531,759	61,030,247	9,915,234
Gross profit	25,053,970	32,416,861	5,266,581

Selling and distribution expenses	6,126,095	5,293,343	859,979
General and administrative expenses	10,978,942	16,198,947	2,631,750
Research and development expenses	8,513,680	8,094,333	1,315,040
Operating expenses	25,618,717	29,586,623	4,806,769

Income (loss) from operations	(564,747)	2,830,238	459,812

Other income (expenses)
Subsidy income	2,257,344	1,250,509	203,163
Interest income	570,442	384,182	62,416
Interest expense	(1,557,204)	(952,574)	(154,759)
Loss from investment	-	(1,535,250)	(249,423)
Change in fair value of warrants liability	-	60,647	9,853
Gain (loss) from foreign currency exchange	233,478	(188,495)	(30,624)
Other expense	(32,901)	939,699	152,668
	1,471,159	(41,282)	(6,706)

Income before income tax	906,412	2,788,956	453,106
Provision for income tax	286,871	961,136	156,150
Net Income	619,541	1,827,820	296,956

Less: Net income attributable to non-controlling interest	579,843	1,020,632	165,816

Net Income attributable to Recon Technology, Ltd	¥39,698	¥807,188	$131,140

Comprehensive income
Net income	619,541	1,827,820	296,956
Foreign currency translation adjustment	(3,004)	17,783	2,889
Comprehensive income	616,537	1,845,603	299,845
Less: Comprehensive income attributable to non-controlling interest	579,543	1,022,410	166,105
Comprehensive income attributable to Recon Technology, Ltd	¥36,994	¥823,193	$133,740

Earnings per common share - basic	¥0.01	¥0.19	$0.03
Earnings per common share - diluted	¥0.01	¥0.18	$0.03
Weighted - average shares -basic	3,951,811	4,303,955	4,303,955
Weighted - average shares -diluted	3,951,811	4,368,162	4,368,162

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD CONSOLIDATED STATEMENTS OF EQUITY

	Recon Technology, LTD
	Ordinary Shares		Additional Paid-in Capital	Statutory Reserves	Retained Earnings	Accumulated Other Comprehensive loss	Shareholders' Equity	Non-controlling Interest	Total Equity	Total Equity
	Number of Shares	Amount (RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(USD)

Balance, July 1, 2012	3,951,811	¥529,979	¥67,643,791	¥2,378,961	¥9,354,535	¥(290,496)	¥79,616,770	¥6,621,447	¥86,238,217	$14,010,628

Capital contribution in VIE			20,000				20,000		20,000	3,249
Stock based payment			1,852,656				1,852,656		1,852,656	300,990
Net income for the year					39,698		39,698	579,843	619,541	100,653
Appropriation of statutory reserves				644,270	(644,270)		-		-	-
Foreign currency translation adjustment						(2,705)	(2,705)	(299)	(3,004)	(490)
Balance, June 30, 2013	3,951,811	¥529,979	¥69,516,447	¥3,023,231	¥8,749,963	¥(293,201)	¥81,526,419	¥7,200,991	¥88,727,410	$14,415,030

Stock issuance	546,500	61,937	7,025,668				7,087,605		7,087,605	1,151,482
Restricted shares issued for services	70,625	8,044	1,401,911				1,409,955		1,409,955	229,067
Stock options exercised	148,400	16,905	2,688,004				2,704,909		2,704,909	439,451
Stock based payment			2,429,028				2,429,028		2,429,028	394,630
Net income for the year					807,188		807,188	1,020,632	1,827,820	296,955
Appropriation of statutory reserves				1,125,698	(1,125,698)		-		-	-
Foreign currency translation adjustment						13,926	13,926	3,856	17,782	2,892
Balance, June 30, 2014	4,717,336	¥616,865	¥83,061,058	¥4,148,929	¥8,431,453	¥(279,275)	¥95,979,030	¥8,225,479	¥104,204,509	$16,929,507

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2013	2014	2014
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net income	¥619,541	¥1,827,820	$296,956
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	618,552	595,647	96,771
Loss from disposal of equipment	38,006	128,902	20,942
Provision/(recovery of) for doubtful accounts	(749,121)	1,518,778	246,747
Share based compensation	1,852,656	2,429,028	394,630
Loss from investment	-	1,535,250	249,423
Deferred tax provision/(benefit)	100,080	(23,054)	(3,745)
Change in fair value of warrants liability	-	(60,647)	(9,853)
Restricked shares issued for services	-	407,593	66,219
Changes in operating assets and liabilities:
Notes receivable	(2,578,855)	2,578,855	418,972
Trade accounts receivable	25,107,519	(5,291,233)	(859,636)
Inventories	11,010,230	(1,065,532)	(173,111)
Trade accounts receivable-related parties	672,175	(3,819,299)	(620,500)
Other receivable, net	(4,263,858)	(981,099)	(159,395)
Other receivables related parties, net	(724,799)	(671,905)	(109,161)
Purchase advance, net	(2,190,796)	(6,879,156)	(1,117,617)
Purchase advance-related party, net	699,500	-	-
Tax recoverable	2,215,072	575,650	93,523
Prepaid expense	(1,952,620)	(146,708)	(23,835)
Prepaid expense - related party, net	(366,000)	136,000	22,095
Trade accounts payable	(4,521,395)	4,029,340	654,624
Trade accounts payable-related parties	(1,344,513)	(3,994,718)	(648,999)
Other payables	(377,135)	(199,612)	(32,430)
Other payables-related parties	3,140,416	(933,651)	(151,685)
Deferred income	90,309	1,038,442	168,710
Advances from customers	(465,424)	330,685	53,724
Accrued payroll and employees' welfare	1,043,204	(1,575,159)	(255,907)
Accrued expenses	12,314	(285,679)	(46,413)
Taxes payable	(2,927,192)	835,418	135,726
Net cash provided by (used in) operating activities	24,757,866	(7,960,044)	(1,293,225)

Cash flows from investing activities:
Purchase of property and equipment	(753,583)	(477,957)	(77,651)
Long-term investment	(1,549,450)	-	-
Proceeds from disposal of equipment	162,000	141,716	23,024
Net cash used in investing activities	(2,141,033)	(336,241)	(54,627)

Cash flows from financing activities:
Proceeds from short-term bank loans	10,000,000	23,500,000	3,817,910
Repayments of short-term bank loans	(23,000,000)	(23,500,000)	(3,817,910)
Proceeds from short-term borrowing	579,073	-	-
Proceeds from borrowings-related parties	1,962,450	5,007,728	813,577
Repayment of short-term borrowings	(2,775,764)	(570,375)	(92,666)
Repayment of short-term borrowings-related parties	(582,477)	(5,303,279)	(861,594)
Proceeds from sale of common stock, net of issuance costs	-	12,132,882	1,971,160
Proceeds from stock options exercised	-	2,704,909	439,451
Capital contribution in VIE	20,000	-	-
Net cash provided by (used in) financing activities	(13,796,718)	13,971,865	2,269,928

Effect of exchange rate fluctuation on cash and cash equivalents	(3,006)	68,614	11,150

Net increase (decrease) in cash and cash equivalents	8,817,109	5,744,194	933,226
Cash and cash equivalents at beginning of year	3,533,283	12,350,392	2,006,497
Cash and cash equivalents at end of year	¥12,350,392	¥18,094,586	$2,939,723

Supplemental cash flow information
Interest paid	¥1,356,581	¥939,416	$152,622
Income taxes paid	¥832,028	¥704,982	$114,534

Non-cash investing and financing activities Issurance of common stock to prepay professional services	-	1,002,721	165,142

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Organization – Recon Technology, Ltd (the “Company”) was incorporated under the laws of the Cayman Islands on August 21, 2007 by Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (the “Founders”) as a company with limited liability. The Company provides oilfield specialized equipment, automation systems, tools, chemicals and field services to petroleum companies mainly in the People’s Republic of China (the “PRC”). Its wholly owned subsidiary, Recon Technology Co., Limited (“Recon-HK”) was incorporated on September 6, 2007 in Hong Kong. Other than the equity interest in Recon-HK, the Company does not own any assets or conduct any operations. On November 15, 2007, Recon-HK established a wholly owned subsidiary, Jining Recon Technology Ltd. (“Recon-JN”) under the laws of the PRC. Other than the equity interest in Recon-JN, Recon-HK does not own any assets or conduct any operations. On November 19, 2011, the Company established one wholly owned subsidiary, Recon Investment Ltd. (“Recon-IN”) under the laws of HK. Other than the equity interest in Recon-IN, The Company does not own any assets or conduct any operations.

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

Recon-JN also entered into Share Pledge Agreements with the Founders, who pledged all their equity interest in these entities to Recon-JN. The Share Pledge Agreements, which were entered into by each Founder, pledged each of the Founders’ equity interest in BHD and Nanjing Recon as a guarantee for the service payment under the Exclusive Technical consulting Services Agreement (the “Services Agreement”).

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

On August 28, 2000, a Founder of the Company purchased a controlling interest in BHD which was organized under the laws of the PRC on June 29, 1999. Through December 15, 2010, the Founders held a 67.5% ownership interest in BHD. From December 16, 2010 to June 30, 2012, Messers. Yin Shenping and Chen Guangqiang held an 86.24% ownership interest of BHD. BHD is combined with the Company through the date of the exclusive agreements, and has been consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest are the remaining amount (10%).

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The consolidated financial statements as of and for the year ended June 30, 2014 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.1552 = US$1.00, the approximate exchange rate prevailing on June 30, 2014. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

Estimates and assumptions - The preparation of the consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, deferred taxes, warrants liability, the useful lives of property and equipment and the fair value of share- based payments. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, purchase advances, trade accounts payable, accrued liabilities, advances from customers, short-term bank loan and short-term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term borrowings approximate fair value because the interest rate charged approximates the market rate. Long-term other receivables approximate fair value because interest rate approximates the market rate. Long-term investment is measured at fair value on a non-recurring basis at June 30, 2014, since the Company recorded an impairment loss during 2014; the fair value was determined to be zero using Level 2 inputs. (See Note 8.)

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

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. There were no impairments at June 30, 2013 and June 30, 2014.

Revenue Recognition - The Company recognizes revenue when the following four criteria are met: (1) persuasive evidence of an arrangement, (2) delivery has occurred or services have been provided, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the customers and the customers have signed a completion and acceptance report, risk of loss has transferred to the customers, customers’ acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

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

Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Income tax returns for the year prior to 2010 are no longer subject to examination by tax authorities.

Earnings (loss) per Share (“EPS”) - Basic EPS is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding. Diluted EPS are computed by dividing net income (loss) by the weighted-average number of ordinary shares and dilutive potential ordinary share equivalents outstanding.

Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options, restricted shares and warrants (using the treasury stock method).  For the year ended June 30, 2014, there were 64,207 restricted shares included in the weighted average dilutive shares calculation. However, the effect from options and warrants would have been anti-dilutive due to the fact that the weighted average exercise price per share of options and warrants is higher than the weighted average market price per ordinary share during the years ended June 30, 2013 and 2014.

Reclassification –  Certain accounts from prior period have been reclassified to confirm to the current period presentation.

Recently Issued Accounting Pronouncements - In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The effects of ASU 2014-08 will depend on any future disposals by the Company.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principal, five steps are required to be applied. In addition, ASU 2014-09 expands and enhances disclosure requirements which require disclosing sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This includes both qualitative and quantitative information. The amendments in ASU 2014-09 are retrospectively effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Management is evaluating the effect, if any, the Company’s financial positions and results of operations.

NOTE 3. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2013	June 30, 2014	June 30, 2014
Third Party	RMB	RMB	U.S. Dollars
Trade accounts receivable	¥42,993,298	¥48,284,531	$7,844,510
Allowance for doubtful accounts	(4,344,518)	(4,730,794)	(768,584)
Total - third- party, net	¥38,648,780	¥43,553,737	$7,075,926

	June 30, 2013	June 30, 2014	June 30, 2014
Related Party	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥19,722,574	¥5,441,498	$884,049
Beijing Langchen Construction Company	-	726,800	118,080
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	-	100,000	16,246
Xiamen Hengda Hitek Computer Network Co. Ltd.	-	1,211,000	196,744
Allowance for doubtful accounts	(978,210)	-	-
Total - related-parties, net	¥18,744,364	¥7,479,298	$1,215,119

Related Party	June 30, 2013	June 30, 2014	June 30, 2014
Non-current portion	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥-	¥16,062,574	$2,609,595
Allowance for doubtful accounts	-	(1,606,257)	(260,960)
Total - related-parties, net	¥-	¥14,456,317	$2,348,635

One of the Founders, Mr. Yin Shen ping, was the legal representative of Beijing Yabei Nuoda Science and Technology Co. Ltd (“Yabei Nuoda”) before December 2013. The founder does not have any equity interest in this company currently. The receivable from Yabei Nuoda was generated primarily from the sale of automation system and services based on written contracts. Based on the repayment agreement signed on August 27, 2014, the outstanding balance will be collected in four years with each installment of ¥4,015,644.

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30, 2013	June 30, 2014	June 30, 2014
Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥6,799,669	¥2,523,145	$409,921
Loans to third parties (B)	8,440,639	8,979,408	1,458,833
Business advance to staff (C)	2,977,176	6,371,923	1,035,210
Deposits for projects	185,669	495,961	80,576
Others	1,210,230	373,622	60,700
Allowance for doubtful accounts	(481,880)	(451,016)	(73,274)
Total	¥19,131,503	¥18,293,043	$2,971,966

Third Party	June 30, 2013	June 30, 2014	June 30, 2014
Non-Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥3,502,680	¥5,353,104	$869,688
Total	¥3,502,680	¥5,353,104	$869,688

(A)	After ENI ceased to be a VIE of the Company, ENI in January 2012 agreed to repay the loan on a payment schedule, with interest accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over approximately three years on a quarterly basis beginning March 2012. The first four payments are RMB 1.2 million each. In March, June, September and December of 2012, the Company received RMB 4.8 million. Starting March 2013, the installment for each quarter would be ¥1,777,653. The Company received the payments on time quarterly since March, 2013.The payments after one year are RMB5,353,104 ($ 869,688).

(B)	Loans to third-parties are mainly used for short-term funding to support cooperative companies. These loans are due on demand bearing no interest.

(C)	Business advance to staff represents advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

Other receivables - related parties represent loans to related parties for working capital advances to related entities. Such advances are due-on-demand and non-interest bearing.

Below is a summary of other receivables - related parties which consisted of the following:

Related Party	June 30, 2013	June 30, 2014	June 30, 2014
Name of Related Party	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	500,000	500,000	81,232
Beijing Langchen Construction Company	-	913,780	148,457
Other-travel advances	242,528	653	106
Total	¥742,528	¥1,414,433	$229,795

NOTE 5. PURCHASE ADVANCES

The Company purchased products and services from a third-party and a related party during the normal course of business. Purchase advances consisted of the following:

	June 30, 2013	June 30, 2014	June 30, 2014
Third Party	RMB	RMB	U.S. Dollars
Prepayment for inventory purchase	¥19,237,449	¥27,119,326	$4,405,921
Allowance for doubtful accounts	(824,942)	(1,360,261)	(220,994)
Total	¥18,412,507	¥25,759,065	$4,184,927

Below is a summary of purchase advances to related party.

	June 30, 2013	June 30, 2014	June 30, 2014
Related Party	RMB	RMB	U.S. Dollars
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	¥394,034	¥394,034	$64,016
Total	¥394,034	¥394,034	$64,016

One of the Founders of the Company and his family member collectively own 57% of Xiamen Huasheng Haitian Computer Network Co. Ltd. Current ending balance of the purchase advances to Xiamen Huasheng Hitek is expect to be settled within one year.

NOTE 6. INVENTORIES

Inventories consisted of the following:

	June 30, 2013	June 30, 2014	June 30, 2014
	RMB	RMB	U.S. Dollars
Small component parts	¥45,314	¥55,262	$8,978
Raw materials	-	272,416	44,258
Work in process	1,356,755	1,665,447	270,576
Finished goods	11,869,001	12,343,477	2,005,373
Total inventories	¥13,271,070	¥14,336,602	$2,329,185

There was no inventory obsolescence reserve at June 30, 2013 and 2014.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2013	June 30, 2014	June 30, 2014
	RMB	RMB	U.S. Dollars
Motor vehicles	¥2,683,250	¥2,314,296	$375,990
Office equipment and fixtures	593,654	709,165	115,215
Total property and equipment	3,276,904	3,023,461	491,205
Less: Accumulated depreciation	(1,567,058)	(1,701,923)	(276,502)
Property and equipment, net	¥1,709,846	¥1,321,538	$214,703

Depreciation expense was ¥618,552 and ¥595,647 ($96,771) for the years ended June 30, 2013 and 2014, respectively.

NOTE 8. Long-term investment

On June 28, 2013, the Company purchased 2,800,000 restricted shares of Avalon Oil and Gas, Inc. ("Avalon") for $0.089 per share, or approximately ¥1.5 million ($250,000). Since the restriction for the shares is for two years, the Company was able to acquire the shares at 50% of the market value. The investment was accounted for using the equity method and no gain or loss from equity investment was recorded for the year ended June 30, 2013 due to immateriality. As of June 30, 2013 and 2014, Recon owned 32.22% and 24.02% of Avalon’s outstanding shares, respectively. Avalon is an independent US domestic oil and natural gas producer listed on the OTCBB under the ticker symbol AOGN. Avalon is building a portfolio of oil and gas producing properties to generate asset growth. However, based on the available information and discussion with the management team of Avalon, we believe Avalon’s operating loss would not be recovered in the foreseeable future, therefore, the Company believes the investment is impaired and recorded an investment loss of ¥1,535,250 ( $250,000) for the year ended June 30, 2014.

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2013	June 30, 2014	June 30, 2014
Third Party	RMB	RMB	U.S. Dollars
Consulting services	¥1,199,716	¥777,863	$126,375
Due to ENI (A)	148,000	-	-
Distributors and employees	580,648	973,707	158,193
Others	36,327	13,509	2,194
Total	¥1,964,691	¥1,765,079	$286,762

(A)	A former VIE of the Company, which ceased to be a VIE on December 16, 2010.

	June 30, 2013	June 30, 2014	June 30, 2014
Related Party	RMB	RMB	U.S. Dollars
Due to related parties (1)	¥2,860,824	¥2,560,648	$416,015
Expenses paid by the major shareholders	467,499	439,071	71,333
Due to family member of an owner of Recon	716,000	50,000	8,123
Due to management staff on behalf of Recon	195,352	256,305	41,640
Total	¥4,239,675	¥3,306,024	$537,111

(1)	Primarily includes an advance from Yabei Nuoda for RMB 61,301 and an advance from Xiamen Hengda Haitek for RMB 2,499,347 to supplement the Company’s working capital. The advance is payable on demand and non-interest bearing.

NOTE 10. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2013	June 30, 2014	June 30, 2014
	RMB	RMB	U.S. Dollars
VAT payable	¥2,802,890	¥3,412,759	$554,451
Business tax payable	75,865	-	-
Enterprise income tax payable	3,850,288	4,134,210	671,661
Other taxes payable	25,385	42,877	6,967
Total taxes payable	¥6,754,428	¥7,589,846	$1,233,079

NOTE 11. SHORT-TERM BANK LOAN

Short-term bank loans consisted of the following:

	June 30, 2013	June 30, 2014	June 30, 2014
	RMB	RMB	U.S. Dollars
Communication Bank, 6.6% annual interest, due on October 25, 2013	¥3,090,000	¥-	¥-
Communication Bank, 6.6% annual interest, due on November 15, 2013	1,910,000	-	-
Beijing Bank,5.75% annual interest, matured and paid off by February 25, 2014	¥1,200,000	¥-	$-
Beijing Bank, 5.75 % annual interest, matured and paid off by February 27, 2014	600,000	-	-
Beijing Bank, 5.75 % annual interest, paid off on April 9, 2014	1,200,000	-	-
Beijing Bank, 5.75 % annual interest, paid off on April 16, 2014	900,000	-	-
Beijing Bank,5.75 % annual interest, matured and paid off by March 11, 2014	1,100,000	-	-
Industrial and commercial bank, floating interest rate at 5.6%, due on December 24, 2014	-	2,000,000	324,929
Industrial and commercial bank, floating interest rate at 6.0%, due on June 24, 2015	-	8,000,000	1,299,714
Total short-term bank loans	¥10,000,000	¥10,000,000	$1,624,643

Interest expense for the short-term bank loan was ¥1,243,914 and ¥624,096 ($101,393) for the years ended June 30, 2013 and 2014.

NOTE 12. SHORT-TERM BORROWINGS

Short-term borrowings are generally extended upon maturity and consisted of the following:

	June 30, 2013	June 30, 2014	June 30, 2014
Short-term borrowings due to non-related parties:	RMB	RMB	U.S. Dollars
Short-term borrowing, 6% annual interest, matured and paid off by November 9, 2013	¥70,375	¥-	$-
Short-term borrowings with no interest, beginning April 22, 2013, paid off on January 31, 2014	500,000	-	-
Total short-term borrowings due to non-related parties	¥570,375	¥-	$-

Interest expense for short-term borrowings due to non-related parties was ¥47,360 and ¥1,525 ($248) for the year ended June 30, 2013 and 2014, respectively.

	June 30, 2013	June 30, 2014	June 30, 2014
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars
Due-on-demand borrowings from Founders, no interest	¥6,377	¥-	$-
Short-term borrowing from a Founder's family member, 6% annual interest, matured and paid off by December 21, 2013	3,653,906	-	-
Short-term borrowing from a Founder, 6.6% annual interest, due on November 25, 2014.		5,007,728	813,577
Short-term borrowing from a Founder's family member, 6% annual interest, matured and paid off by November 29, 2013	1,610,000	-	-
Short-term borrowings from Xiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2014	200,000	200,000	32,493
Short-term borrowings from management, 6% annual interest, matured and paid off by December 7, 2013	32,996	-	-
Total short-term borrowings due to related parties	¥5,503,279	¥5,207,728	$846,070

Interest expense for short-term borrowings due to related parties was ¥217,884 and ¥326,953 ($53,118) for the years ended June 30, 2013 and 2014, respectively.

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

These common stock purchase warrants do not trade in an active securities market, and as such, their fair value is estimated by using the Cox-Ross-Rubinstein (CRR) Binomial Model using the following assumptions:

	June 30,	November 29,
	2014	2013
Annual dividend yield	-	-
Exercised price	5.38	5.38
Underlying price at grant date	3.86	3.86
Expected life (years)	2.42	3.00
Risk-free interest rate	0.88%	0.56%
Expected volatility	220%	272%

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

The following table sets forth by level within the fair value hierarchy the warrants liability that was accounted at fair value on a recurring basis.

	Fair Value Measurement at			Carrying Value at	Carrying Value at
	June 30, 2014			June 30, 2014	June 30, 2014
	Level 1	Level 2	Level 3	RMB	USD
Warrants liability	¥-	¥5,021,621	¥-	¥5,021,621	$815,834

The following is a reconciliation of the beginning and ending balance of the warrants liability measured at fair value on a recurring basis for the year ended June 30, 2014:

	Change of warrants liability
	RMB	USD
Beginning balance – July 1 2012 and June 30, 2013	-	-
Initial measurement of warrants liability on November 29, 2013	¥5,082,268	$825,687
Change of warrant liability from November 29, 2013 to June 30, 2014	(60,647)	(9,853)
Ending balance - June 30, 2014	¥5,021,621	$815,834

NOTE 14. SHAREHOLDERS’ EQUITY

Registered direct offering – On November 25, 2013, the Company entered into a securities purchase agreement (“Purchase Agreement”) with certain institutional investors for the sale of 546,500 ordinary shares in a registered direct offering at the price of $4.81 per ordinary share (amended to $4.30 per ordinary share on November 29, 2013). The net cash proceeds received from the stock offering, after deducting underwriter commission and other associated fees, were ¥12,132,882 (approximately $2.0 million). In addition, warrants to purchase 163,950 ordinary shares in the aggregate were issued to the investors. The warrants are exercisable immediately at an exercise price of $6.01 per ordinary share (amended to $5.38 per ordinary share on November 29, 2013) and expire three years from the date of issuance. The Company also issued warrants to purchase 54,650 ordinary shares to the placement agent (“Placement Agent Warrant”). The Placement Agent Warrants are on substantially the same terms as the warrants issued pursuant to the Purchase Agreement, except that these warrants are not exercisable for a period of six months and will expire three years from the initial issuance date.

In addition to the above warrants issued to the placement agent, the Company granted 170,000 shares of warrants on connection with its IPO offering, and none of these warrants was exercised during the years ended June 30, 2013 and 2014.

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2013 and 2014, the balance of total statutory reserves was ¥3,023,231 and ¥4,148,929 ($674,053), respectively.

On April 1, 2014, shareholders of BHD and a representative of Recon-JN approved the resolution to increase the registered capital of BHD from RMB 12 million to RMB 15 million. BHD has provided the documents to the registration authority for approval. The increase in the registered capital will be paid for by Mr. Chen Guangqiang, CTO of the Company, and the funds should be in place no later than December 31, 2014.

NOTE 15. STOCK-BASED COMPENSATION

Stock-Based Awards Plan

2009 Options Plan - The Company granted options to purchase 293,000 ordinary shares under the Stock Incentive 2009 Plan to its employees and non-employee directors on July 29, 2009. The options have an excise price of $6.00, equal to the IPO price of the Company’s ordinary shares, and will vest over a period of five years, with 20% vesting on each anniversary to the grant date. The options expire ten years after the date of grant, on July 29, 2019. The fair value was estimated on July 29, 2009 using the Binomial Lattice valuation model, with the following weighted-average assumptions:

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

2012 Options Plan – The Company granted options to purchase 415,000 ordinary shares to its employees and non-employee director on March 26, 2012. The options have an excise price of $2.96, which was equal to the share price of the Company’s ordinary shares at March 26, 2012, and will vest over a period of five years, with 20% vesting each anniversary of the grant date. The options will expire ten years after the date of grant, on March 26, 2022.

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥10.06 ($1.49) per share.

The following is a summary of the stock options activity:

Stock Options	Shares	Weighted Average Exercise Price Per Share

Outstanding as of July 1, 2012 and June 30, 2013	608,000	$3.93
Granted	-	-
Forfeited	(44,000)	(2.96)
Exercised (1)	(148,400)	(2.96)
Outstanding as of June 30, 2014	415,600	$4.37

(1)	On April 22, 2014, the Chief Executive Office and Chief Technology Officer of the Company exercised their stock options to purchased 52,000 shares of the Company’s common stock for RMB 948,559 ($153,920). The transaction was completed on May 13, 2014. On June 30, 2014, other employees exercised their stock options to purchased 96,400 shares of the Company’s common stock for RMB 1,756,349 ($285,344).

The following is a summary of the status of options outstanding and exercisable at June 30, 2014:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Average Remaining Contractual life (Years)	Average Exercise Price	Number	Average Remaining Contractual life (Years)
$6.00	193,000	5.08	$6.00	154,400	5.08
$2.96	222,600	7.74	-	-	-

For the year ended June 30, 2014, the Company has granted restricted shares of common stock to senior management and consultants as follows:

On September 30 2013, the Company granted 30,000 restricted shares to a consulting firm for consulting services. The total value amounted to ¥407,972 ($66,420), based on the stock closing price of $2.21 at September 30, 2013.

On May 7, 2014, the Company granted 40,625 restricted shares to a consulting firm for consulting services. The total value amounted to ¥1,002,362 ($162,906), based on the stock closing price of $4.01 at May 7, 2014.

On December 13, 2013, the Company granted 95,181 restricted shares to Mr. Yin Shenping and 135,181 restricted shares to Mr. Chen Guangqiang at an aggregate value of ¥4,207,496 ($688,782), based on the stock closing price of $2.99 at December 13, 2013. These restricted shares will vest over three years with one third of the shares vesting every year from the grant date. Share-based compensation expense recorded for restricted shares granted to the Company’s officers were ¥771,549 ($125,639) for the year ended June 30, 2014. Total unrecognized share-based compensation expense for these shares as of June 30, 2014 was approximately ¥3.5 million ($0.6 million), which are expected to be recognized over a weighted average period of approximately 2.46 years.

The Share-based compensation expense recorded for stock options granted were ¥1,852,656 and ¥1,657,479 ($269,904) for the years ended June 30, 2013 and 2014, respectively. The total unrecognized share-based compensation expense for stock options as of June 30, 2014 was approximately ¥2.3 million ($0.4 million), which is expected to be recognized over a weighted average period of approximately 2.64 years.

Following is a summary of the restricted stock grants:

Restricted stock grants	Shares
Nonvested as of June 30, 2013	-
Granted	300,987
Forfeited	-
Vested	(70,625)
Nonvested as of June 30, 2014	230,362

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

The Company reapplied for high-technology enterprise approval and has passed all relevant reviews. Thus, for the calendar years 2013 and 2014, Nanjing Recon is subject to an income tax rate of 15%.

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November 25, 2009 and is subject to an income tax rate of 15% through November 2015.

Deferred tax asset is comprised of the following:

	June 30, 2013	June 30, 2014	June 30, 2014
	RMB	RMB	U.S. Dollars
Allowance for doubtful receivables	¥1,006,721	¥1,209,961	$196,575
Total deferred income tax assets	¥1,006,721	¥1,209,961	$196,575

Deferred tax liability is comprised of the following:

	June 30, 2013	June 30, 2014	June 30, 2014
	RMB	RMB	U.S. Dollars
Temporary difference - accounts payable	¥-	¥180,186	$29,274
Total deferred income tax liability	¥-	¥180,186	$29,274

Following is a reconciliation of income tax at the effective rate to income tax at the calculated statutory rates:

	For the year ended June 30, 2013	For the year ended June 30, 2014	For the year ended June 30, 2014
	RMB	RMB	U.S. Dollars
Income tax calculated at statutory rates	¥1,685,433	¥3,073,289	$499,300
Nondeductible expenses (non-taxable income)	(187,280)	115,054	18,691
Benefit of favorable rate for high-technology companies	(116,334)	(1,229,316)	(199,720)
Benefit of revenue exempted from enterprise income tax	(1,207,316)	(794,651)	(129,102)
Deferred income taxes provision	12,288	-	-
Deferred income tax (benefit)	100,080	(203,240)	(33,019)
Provision for income tax	¥286,871	¥961,136	$156,150

The Company’s tax provision is comprised of the following:

	For the years ended June 30,
	2013	2014	2014
	RMB	RMB	U.S. Dollars
Current income tax provision	¥186,791	¥1,164,376	$189,169
Deferred income taxes provision (benefit)	100,080	(203,240)	(33,019)
Provision for income tax	¥286,871	¥961,136	$156,150

NOTE 17. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2013
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$299,118
Unappropriated retained earnings	2,717,231	2,665,337	5,382,568	869,812
Accumulated other comprehensive loss	(18,793)	(13,784)	(32,577)	(5,265)
Total non-controlling interest	¥4,349,438	¥2,851,553	¥7,200,991	$1,163,665

	As of June 30, 2014
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$300,721
Unappropriated retained earnings	3,152,687	3,250,513	6,403,200	1,040,291
Accumulated other comprehensive loss	(16,863)	(11,853)	(28,721)	(4,664)
Total non-controlling interest	¥4,786,824	¥3,438,660	¥8,225,479	$1,336,348

NOTE 18. CONCENTRATIONS

For the year ended June 30, 2013, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented approximately 27.88%, and 45.99%. For the year ended June 30, 2014, the three largest customers, China National Petroleum Corporation (“CNPC”), China Petroleum & Chemical Corporation Limited (“SINOPEC”), and Wuhan Xin Tian Network System Integration Co., Ltd., represented approximately 42.79%,19.63%, and 13.36% of the Company’s revenue.

For the year ended June 30, 2013, one supplier, Hebei Huanghua Xiangtong Technical Co. Ltd, accounted for 21.17% of the company’s total purchases. For the year ended June 30, 2014, two major suppliers accounted for 32.46% of the company’s total purchases.

NOTE 19. COMMITMENTS AND CONTINGENCY

(a)	Office Leases

The Company leases three offices in Beijing (two for BHD; one for Recon-JN) and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as of June 30, 2014:

	Twelve months ended June 30,
	Office lease payment
	RMB	U.S. Dollars
2015	¥980,000	$159,215
2016	180,000	29,244
Total	¥1,160,000	$188,459

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of June 30, 2014, the Company estimated its severance payments of approximately ¥1.3 million ($0.2 million) which has not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any will be in the future.

NOTE 20. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – sales to related parties consisted of the following:

	For the years ended June 30,
	2013	2014	2014
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥8,815,773	¥4,680,389	$760,396
Beijing Langchen Construction Company	-	640,000	103,977
Xiamen Hengda Haitian computer network Inc	897,436	1,334,188	216,758
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	-	85,470	13,886
Revenues from related parties	¥9,713,209	¥6,740,047	$1,095,017

Purchases from related parties – purchases from related parties consisted of the following:

	For the years ended June 30,
	2013	2014	2014
	RMB	RMB	U.S. Dollars
Huanghua Xiang Tong Manufacture	¥9,247,580	¥-	$-
Beijing Yabei Nuoda Science and Technology Co. Ltd.	-	-	-
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	512,393	-	-
Nanjing Youkong Information Technology Co., Ltd	-	-	-

Purchase from related parties	¥9,759,973	¥-	$-

Leases from related parties - The Company has various agreements for the lease of office space owned by the Founders and their family members.  The terms of the agreement state that the Company will continue to lease the property at a monthly rent of ¥95,000 with annual rental expense at approximately ¥1.1 million ($0.2 million). The two-year lease agreements between Nanjing Recon and Mr. Yin and his family member started from July 10, 2014, the one-year lease agreements between BHD and Mr. Chen Guangqiang and his family member started from January 1, 2014 and the annual lease between the Company and Mr. Chen Guangqiang’s family member started from July 1, 2013.

Short-term borrowings from related parties - The Company borrowed ¥5,503,279 and ¥5,207,728 ($846,070) from the Founders, their family members and senior officers as of June 30, 2013 and 2014, respectively. For the specific terms and interest rates of the borrowings, see Note 12.

Trade accounts payable to related parties - The Company owed ¥3,994,718 and ¥0 to one related party as of June 30, 2013 and June 30, 2014.

Prepaid expenses - related parties - The Company paid ¥366,000 and ¥230,000 ($37,367) in advance for rental to Mr. Chen and his family member as of June 30, 2013 and June 30, 2014.

Expenses paid by the owner on behalf of Recon - One owner of Nanjing Recon, Mr. Yin and the major owner of BHD, Mr. Chen paid certain operating expense for the Company. As of June 30, 2013 and June 30, 2014, ¥467,499 and ¥284,370($46,200) was due to them, respectively.

NOTE 21. Variable Interest Entities

Summary information regarding consolidated VIEs is as follows:

	June 30, 2013	June 30, 2014	June 30, 2014
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥10,341,778	¥14,021,653	$2,278,017
Trade accounts receivable, net	57,393,144	51,033,035	8,291,044
Notes receivable	2,578,855	-	-
Purchase advances	17,862,507	24,600,379	3,996,682
Other assets	29,974,454	34,097,774	5,539,670
Total current assets	¥118,150,738	¥123,752,841	$20,105,413

Non-current assets	1,705,940	15,758,115	2,560,130
Total Assets	¥119,856,678	¥139,510,956	$22,665,543

LIABILITIES
Trade accounts payable	¥11,378,883	¥11,413,505	$1,854,287
Taxes payable	6,754,428	7,589,846	1,233,079
Other liabilities	24,770,161	21,878,699	3,554,507
Total current liabilities	42,903,472	40,882,050	6,641,873
Total Liabilities	¥42,903,472	¥40,882,050	$6,641,873

The financial performance of VIEs reported in the consolidated statement of operations and comprehensive income for the year ended June 30, 2014 includes revenues of ¥93,447,108 ($15,181,815), operating expenses of ¥21,211,185 ($3,446,059), other income of ¥1,087,482 ($176,677) and net profit of ¥11,332,021 ($1,841,048).

NOTE 22. EARNINGS PER SHARE

The computation of basic and diluted earnings per common share is as follows:

	For the years ended June 30,
	2013	2014	2014
	RMB	RMB	U.S. Dollars
BASIC
Weighted average number of common shares outstanding used in computing basic earnings per share	3,951,811	4,303,955	4,303,955
Net income	¥39,698	¥807,188	$131,140
Earnings per share	¥0.01	¥0.19	$0.03
DILUTED
Weighted average number of common shares outstanding used in computing basic earnings per share	3,951,811	4,303,955	4,303,955
Add: Assumed exercise of stock options, stock awards and warrants	-	64,207	64,207
Weighted average number of common shares outstanding	3,951,811	4,368,162	4,368,162
Net income	¥39,698	¥807,188	$131,140
Earnings per share	¥0.01	¥0.18	$0.03

Note 23 SUBSEQUENT EVENTS

On July 19, 2014, the Company granted 50,000 restricted shares to a non-affiliate as compensation for certain consulting service. The fair value of the restricted shares was $190,000.

On July 19, 2014, the Company decided to cancel 40,625 restricted shares, which was issued to Expert Asia Investment Ltd. on May 8, 2014, as the services were not provided pursuant to the agreement it had with the Company.

