Form 10-Q
period 2014-09-30
Recon Technology, Ltd
filed 2014-11-13
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date. The Company is authorized to issue 25,000,000 ordinary shares. As of November 10, 2014, the Company has issued and outstanding 4,726,711  shares.

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

Overview

We are a company with limited liability incorporated in 2007 under the laws of the Cayman Islands. Headquartered in Beijing, we provide products and services to oil and gas companies and their affiliates through Nanjing Recon and BHD, our Domestic Companies we control through certain contractual arrangement. As the company contractually controlling the Domestic Companies, we are the center of strategic management, financial control and human resources allocation.

Our business is mainly focused on the upstream sectors of the oil and gas industry. We derive our revenues from the sales and provision of (1) hardware products, (2) software products, and (3) services. Our products and services involve most of the key procedures of the extraction and production of oil and gas, and include automation systems, equipment, tools and on-site technical services.

Our Domestic Companies provide the oil and gas industry with equipment, production technologies, automation and services.

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

Recent Developments

During this quarter, we mainly focused on automation projects and furnaces sales for China National Petroleum Corporation (“CNPC”) oilfields including Jidong Oilfield, Huabei Oilfield, Jilin Oilfield, Qinghai Oilfield and northwest branch of China Petroleum &Chemical Corporation Limited (“SINOPEC”). In the last six months, CNPC and SINOPEC, our two largest customers, both reduced their capitalized exploration and production expenditure while CNPC’s expenditure reduction is more significant than that of SINOPEC. As a result, the number of projects we provided to CNPC during this quarter decreased compared to same period last year. Since the overall production construction process of our clients were delayed, our finished projects also decreased compared to same period last year. While we actively procure new contracts with existing CNPC oilfields, we will also develop new projects from SINOPEC’s domestic and overseas operations. Management expects the volume of finished projects will recover and thus revenue will keep increasing during fiscal year ending June 30, 2015.

Products and Services

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

Burner (as shown above). We serve as an agent for the Unigas Burner, which is designed and manufactured by UNIGAS, a European burning equipment production company. The burner has the following characteristics: high degree of automation, energy conservation, high turn-down ratio, high security and environmental safety.

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

Factors Affecting Our Business

Business Outlook

The oilfield engineering and technical service industry is generally divided into five sections: (1) exploration, (2) drilling and completion, (3) testing and logging, (4) production, and (5) oilfield construction. Thus far our businesses have been involved in completion, production and construction processes. Our management still believes we need to expand our core business, move into new markets, and develop new businesses quickly for the coming years. Management anticipates great opportunities both in new markets and our existing markets. We also believe that many existing wells and oilfields need to improve or renew their equipment and service to maintain production and techniques and services like ours will be needed as new oil and gas fields are developed. In the next three years, we will focus on:

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

Fracturing service. We believe we cooperated well with Zhongyuan Oilfield on the open-hole fracturing for horizontal wells in fiscal years 2013 and 2014. In addition, we succeeded in the design and development of our own open-hole horizontal well fracturing tool used for exploration of convential resources and unconventional gas. As such, we expect to continue growing revenue from fracturing and related stimulation services in the coming year.

New business. Design and development of down-hole tools has always been an important technique for oilfield companies. Recently, this market has developed very rapidly. After a year long test project for our customers, we have developed experience with this technology and our customers have accepted our products and services. We expect revenue from this business in the coming year.

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

(2) Speeding up the development of unconventional hydrocarbon resources such as shale gas and coal bed methane will bring more requirements of related production-increasing technology and services. China is rich in unconventional hydrocarbon resources, but new exploration and development technology breakthroughs are urgently needed; and

(3) Overseas assets of Chinese oilfield companies increased gradually, and they will provide more opportunity for domestic service companies to participate in foreign projects.

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

Critical Accounting Policies and Estimates

Estimates and Assumptions

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), which require us to make judgments, estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such estimate is made, and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and other disclosures included in this quarterly report. Significant accounting estimates reflected in our Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, deferred income tax, stock based compensation, warrants liability and useful lives of property and equipment.

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

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, trade accounts payable, accrued liabilities, advances from customers and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term receivables and borrowings approximate fair value because their interest rates charged approximate the market rates for financial instruments with similar terms. The fair value of the warrants liability was determined using the Black-Scholes Model, as Level 2 inputs (See Note 13). Any changes in the assumptions that are used in the Black-Scholes Model may increase or decrease the warrants liability from quarter to quarter. Any change in adjustment would be charged to operations. Long-term investment is measured at fair value on a non-recurring basis at September 30, 2014, since the Company recorded an impairment loss during the year ended June 30, 2014. The fair value was determined to be zero using Level 2 inputs.

Receivables

Trade receivables are carried at original invoiced amount less a provision for any potential uncollectible amounts. Provisions are applied to trade receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We believe based on the current economic condition and our history of collections on accounts and notes receivable, our allowance for doubtful accounts was adequate at September 30, 2014.

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

Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, we reduce the carrying value of the long-lived asset by the estimated excess of the carrying value over the projected discounted cash flows. In the past, we have not had to make significant adjustments to the carrying values of our long-lived assets, and we do not anticipate a need to do so in the future. However, circumstances could cause us to have to reduce the value of our capitalized assets more rapidly than we have in the past if our revenues were to significantly decline. Estimated cash flows from the use of the long-lived assets are highly uncertain and therefore the estimation of the need to impair these assets is reasonably likely to change in the future. Should the economy or acceptance of our assets change in the future, it is likely that our estimate of the future cash flows from the use of these assets will change by a material amount. There were no impairments at June 30, 2014 and September 30, 2014.

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

Recently enacted accounting pronouncements

In June 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Prior the issuance of ASU 2014-12, U.S. GAAP did not contain explicit guidance on how to account for those share-based payments. Many reporting entities accounted for performance targets that could be achieved after the requisite service period as performance conditions that affect the vesting of the award and, therefore, did not reflect the performance target in the estimate of the grant-date fair value of the award. Other reporting entities treated those performance targets as non-vesting conditions that affected the grant-date fair value of the award. We currently treat performance targets that affect vesting as a performance condition and as such, it is not included in the grant-date fair value. Therefore, the impact upon adoption would not be material to our consolidated financial position or results of operations. The amendments in ASU 2014-12 are effective for fiscal years and interim periods within those years, beginning after December 15, 2015. Earlier application is permitted. The Company does not expect the adoption of his guidance will have a significant impact on the Company’s unaudited condensed consolidated financial statements.

In August 2014, The FASB issued ASU 2014-15, “'Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if "conditions or events raise substantial doubt about an entity’s ability to continue as a going concern." The amendments in ASU 2014-15 are effective for annual periods beginning after 15 December 2015, and interim periods thereafter, with early adoption permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s unaudited condensed consolidated financial statements. Management believes this ASU 2014-15 does not have any significant impact on the Company’s consolidated financial statements.

In November 2014, The FASB issued Accounting Standards Update (ASU) No. 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity,” in response to the EITF’s final consensus on Issue 13-G. The ASU requires an entity to “determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances” (commonly referred to as the whole-instrument approach). The ASU applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of this new standard update.

Results of Operations

The following consolidated results of operations include the results of operations of the Company and its variable interest entities (“VIEs”), BHD and Nanjing Recon.

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Hardware - non-related parties	¥9,174,015	¥3,019,868	¥(6,154,147)	(67.1)%
Hardware - related parties	116,473	-	(116,473)	(100)%
Service	-	58,491	58,491	100%
Software - non-related parties	1,923,077	1,225,641	(697,436)	(36.3)%
Software - related parties	299,145	-	(299,145)	(100)%
Total revenues	¥11,512,710	¥4,304,000	¥(7,208,710)	(62.6)%

Our total revenues decreased by 62.6%, or approximately ¥7.2 million ($1.2 million), from approximately ¥11.5 million for the three months ended September 30, 2013 to ¥4.3 million ($0.7 million) for the same period of 2014. The changes in our revenues for the three-month period were due to the following factors:

(1)	Hardware business. The decrease in hardware revenue during the three-month ended September 30, 2014 was mainly due to lower sales of automation system and furnaces, which are the majority of our hardware sales. In the last six months, CNPC and SINOPEC, our two largest customers, both reduced their capitalized exploration and production expenditure while CNPC’s expenditure reduction is more significant than that of SINOPEC. As a result, the number of projects we provided to CNPC during this quarter decreased compared to the same period last year. In addition, we were not able to finish a number of our projects with CNPC subsidiaries as our customers or its general contractors were not able to finish the overall projects which our projects are a part of. Therefore, finished projects also decreased compared to same period last year.

(2)	Hardware – related parties. Sales of hardware to related parties decreased because we used to sell our products to oilfield customers through our related parties. After we obtained our own entrance certification, Recon now can sell to oilfield customers directly. As a result, sales to related-parties decreased.

(3)	Service business. Service revenue for three months ended September 30, 2014 consisted mainly of minor maintenance services, which were provided upon request by customers.

(4)	Software business non-related parties. The software sales to non-related parties decreased approximately ¥0.7 million ($0.1 million). The amount of our revenues categorized as software sales may fluctuate because certain software may be sold with hardware at times as a whole product and not separately priced.

(5)	Software business – related parties. During the quarter ended September 30, 2013, we recorded software revenue of ¥0.3 million to a related party. We used to develop our Ji Dong oilfield business through a local agent that is a related party. Since we achieved business entrance certification by ourselves and could thus directly bid for projects, revenue through this related party decreased overall and decreased to zero during this period.

Cost and Margin

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues	¥11,512,710	¥4,304,000	¥(7,208,710)	(62.6)%
Cost of revenues	6,221,610	3,688,686	(2,532,924)	(40.7)%
Gross profit	¥5,291,100	¥615,314	¥(4,675,786)	(88.4)%
Margin %	46.0%	14.3%	(31.7)%	__

Cost of revenues. Our cost of revenues includes raw materials and costs related to design, implementation, delivery and maintenance of products and services. All materials and components we need can be purchased or manufactured by subcontractors. Usually the prices of electronic components do not fluctuate dramatically due to market competition and will not significantly affect our cost of revenues. However, specialized equipment and incentive chemical products may be directly influenced by metal and oil price fluctuations. Additionally, the prices of some imported accessories mandated by our customers can also impact our cost.

Our cost of revenues decreased from approximately ¥6.2 million in the three months ended September 30, 2013 to approximately ¥3.7 million ($0.6 million) for the same period of 2014, a decrease of approximately ¥2.5 million ($0.4 million), or 40.7%. This decrease was mainly caused by lower revenue during the three months ended September 30, 2014 compared to the same period of 2013. As a percentage of revenues, our cost of revenues increased from 54.0% in 2013 to 85.7% in 2014, largely due to decreased hardware sales.

Gross profit. Our gross profit decreased to approximately ¥0.6 million ($0.1 million) for the three months ended September 30, 2014 from approximately ¥5.3 million for the same period in 2013. Our gross profit as a percentage of revenue decreased to 14.3% for the three months ended September 30, 2014 from 46.0% for the same period in 2013. This was mainly due to decreased hardware revenue during the three months ended September 30, 2014 as compared to the same period last year when we had higher software revenue with higher gross margins during the three months ended September 30, 2013.

In more detail:

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues-hardware and software- non related parties	¥11,097,092	¥4,245,509	¥(6,851,583)	(61.7)%
Cost of revenues -hardware and software- non related parties	6,118,674	3,688,686	(2,429,988)	(39.7)%
Gross profit	¥4,978,418	¥556,823	¥(4,421,595)	(88.8)%
Margin %	44.9%	13.1%	(31.8)%	__

The revenue decrease from hardware and software to non-related parties of ¥6.9 million from 2013 to 2014 was mainly due to the decrease from the furnaces sales and automation business in the three months ended September 30, 2014. The gross profit from the hardware and software sales to non-related parties decreased ¥ 4.4million ($0.7 million) compared to the same period of last year.

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues-hardware and software - related parties	¥415,618	¥-	¥(415,618)	(100.0)%
Cost of revenues -hardware and software - related parties	102,936	-	(102,936)	(100.0)%
Gross profit	¥312,682	¥-	¥(312,682)	(100.0)
Margin %	75.2%	-	-	—

Cost of revenue from hardware and software-related parties decreased as revenue decreased. While gross profit decreased was mainly because revenue decreased as we developed business directly with oilfield, rather than cooperation with related parties. There was no activity with our related parties during the quarter ended September 30, 2014.

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues-service	¥-	¥58,491	¥58,491	100.0%
Cost of revenues -service	-	-	-	-%
Gross profit	¥-	¥58,491	¥58,491	100.0%
Margin %	-	100.0%	-

Service revenue for three months ended September 30, 2014 consisted mainly of minor maintenance services, which were provided upon request by customers.

Operating Expenses

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Selling and distribution expenses	1,353,922	700,790	(653,132)	(48.2)%
% of revenue	11.8%	16.3%	4.5%	—
General and administrative expenses	2,741,923	3,703,291	961,368	35.1%
% of revenue	23.8%	86.0%	62.2%	—
Research and development expenses	692,600	656,729	(35,871)	(5.2)%
% of revenue	6.0%	15.3%	9.2%	—
Operating expenses	¥4,788,445	¥5,060,810	¥272,365	5.7%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses decreased by 48.2%, from approximately ¥1.4 million for the three months ended September 30, 2013 to approximately ¥0.7 million ($0.1 million) for the same period of 2014. This decrease was primarily from decreased service fee, shipping fee, traveling expenses, heating fee and rent expenses. Selling expenses were 11.8% of total revenues in the three months ended September 30, 2013 and 16.3% of total revenues in the same period of 2014.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses stock based comprehensive expense and other misc. expenses incurred in connection with general operations. General and administrative expenses increased by 35.1%, or ¥1.0 million ($0.2 million), from approximately ¥2.7 million in the three months ended September 30, 2013 to approximately ¥3.7 million ($0.6 million) in the same period of 2014. General and administrative expenses were 23.8% of total revenues in 2013 and 86.0% of total revenues in 2014. The increase in general and administrative expenses was mainly due to increase in consulting fee, salaries, share-based compensation and traveling expenses.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses decreased by 5.2%, from approximately ¥0.7 million for the three months ended September 30, 2013 to approximately ¥0.6 million ($0.1 million) for the same period of 2014. This decrease was primarily due to reduced spending on materials and equipment for R&D on our furnace, because we didn’t have new improvement project of our furnace.

Net Income

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Income (loss) from operations	¥502,655	¥(4,445,496)	¥(4,948,151)	(984.4)%
Interest and other income (expense)	(88,974)	314,196	403,170	(453.1)%
Income (loss) before income tax	413,681	(4,131,300)	(4,544,981)	(1,098.7)%
Provision for income tax	207,327	30,245	(177,082)	(85.4)%
Net income (loss)	206,354	(4,161,545)	(4,367,899)	(2,116.7)%
Less: Net income attributable to non-controlling interest	159,910	-	(159,910)	(100)%
Net income (loss) attributable to ordinary shareholders	¥46,444	¥(4,161,545)	¥(4,207,989)	(9,060.4)%

Income (loss) from operations. Loss from operations was approximately ¥4.4 million ($0.7 million) for the three months ended September 30, 2014, compared to income of ¥0.5 million for the same period of 2013. This decrease in income from operations can be attributed primarily to the decreased revenue and gross margins and increases in general and administrative expenses.

Interest and other income (expense). Interest and other income was approximately ¥0.3 million ($0.05 million) for the three months ended September 30, 2014, compared to interest and other expense of ¥0.1 million for the same period of 2013. The ¥0.4 million ($0.07 million) increase in interest and other income was primarily due to changes in the fair value of warrant liability and a decrease in loss from investment, offset by a decrease in subsidy income, interest income, gain from foreign currency exchange and an increase in interest expense.

Provision for income tax. Provision for income tax for the three months ended September 30, 2013 was approximately ¥0.2 million and ¥30,000 ($5,000) for the three months ended September 30, 2014 because we had a loss for the period ended September 30, 2014. This decrease of provision for income tax was mainly due to the pre-consolidation income from our subsidiaries in China where we must pay income tax decreased for the three months ended September 30, 2014.

Net income (loss). As a result of the factors described above, net loss was approximately ¥4.2 million ($0.7 million) for the three months ended September 30, 2014, a decrease of approximately ¥4.4 million ($0.7 million) from net income of ¥0.2 million for the same period of 2013.

Net income (loss) attributable to ordinary shareholders. As a result of the factors described above, net loss attributable to ordinary shareholders was approximately ¥4.2 million ($0.7 million) for the three months ended September 30, 2014, a decrease of approximately ¥4.2 million ($0.7 million) from net income attributable to ordinary shareholders of approximately ¥46,000 for same period of 2013.

Adjusted EBITDA (Non GAAP)

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

	For the Three Months Ended
	September 30,
	2013	2014	2014	Increase /	Percentage
	RMB	RMB	USD	(Decrease)	Change
Reconciliation of Adjusted EBITDA to Net Income (loss)
Net income (loss)	¥206,354	¥(4,161,545)	$(676,299)	¥(4,367,899)	(2,116.7)%
Provision for income taxes	207,327	30,245	4,915	(177,082)	(85.4)%
Interest expense and foreign currency adjustment	126,959	243,918	39,639	116,959	92.1%
Change in fair value of warrants liability	-	(274,399)	(44,593)	(274,399)	(100)%
Loss from investment	374,614	-	-	(374,614)	(100)%
Restricted shares issued for consulting services	-	1,171,331	190,355	1,171,331	100%
Stock compensation expense	414,954	600,578	97,601	185,624	44.7%
Depreciation and amortization	150,368	121,347	19,720	(29,021)	(19.3)%
Adjusted EBITDA	¥1,480,576	¥(2,268,525)	$(368,662)	¥(3,749,101)	(253.2)%

Adjusted EBITDA decreased by approximately ¥3.7 million ($0.6 million) to approximately loss of ¥2.3 million ($0.4 million) for the three months ended September 30, 2014 compared to approximately income of ¥1.5 million for the same period in 2013. This decrease was due to decreased revenue and increased professional service consulting expense.

Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share

	For the Three Months Ended
	September 30,
	2013	2014	2014
	RMB	RMB	USD
Reconciliation of Net Income (loss) attributable to Recon Technology, Ltd to Adjusted Net Income (loss) attributable to Recon Technology, Ltd
Net income (loss) attributable to Recon Technology, Ltd	¥46,444	¥(4,161,545)	$(676,299)
Noncash items (A):
Change in fair value of warrants liability	-	(274,399)	(44,593)
Loss from investment	374,614	-	-
Restricted shares issued for consulting services	-	1,171,331	190,355
Stock compensation expense	414,954	600,578	97,601
Adjusted net income (loss) attributable to Recon Technology, Ltd	¥836,012	¥(2,664,035)	$(432,936)

Reconciliation of U.S. GAAP Earnings (Loss) Per Share to Non U.S. GAAP Adjusted Earnings (Loss) Per Share
U.S. GAAP earnings (loss) per share	¥0.01	¥(0.87)	$(0.14)
Impact of special items on earnings per share	0.20	0.31	0.05
Non U.S. GAAP adjusted earnings (loss) per share	¥0.21	¥(0.56)	$(0.09)
Weighted - average shares -diluted	3,951,811	4,757,112	4,757,112

(A) Noncash items are certain expenses that are included in our U.S. GAAP reported results. There was no income tax benefit associated with the noncash items. The non-GAAP financial measures are provided to enhance investors' overall understanding of Recon's current financial performance.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than three months. As of September 30 2014, we had cash and cash equivalents in the amount of approximately ¥6.0 million ($1.0 million).

Indebtedness. As of September 30, 2014, except for approximately ¥5.2 million ($0.8 million) of short-term borrowings from related parties, and ¥8.0 million ($1.3 million) in commercial loans from local banks, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations, bank loans, short-term borrowings and stock offerings. As of September 30, 2014, we had total assets of approximately ¥145.6 million ($23.7 million), which includes cash of approximately ¥6.0 million ($1.0 million), net accounts receivable from third parties of approximately ¥38.4 million ($6.2 million), and net accounts receivable from related parties of approximately ¥7.9 million ($1.3 million). Working capital amounted to approximately ¥81.2 million ($13.2 million), and shareholders’ equity amounted to approximately ¥100.8 million ($16.4 million).

Cash from Operating Activities. Net cash used in operating activities was approximately ¥10.0 million ($1.6 million) for the three months ended September 30, 2014. This was an increase of approximately ¥2.0 million ($0.3 million) compared to net cash used in operating activities of approximately ¥8.0 million for the three months ended September 30, 2013. In more detail:

Net cash used in operating activities are primarily attributable to net loss adjusted to reconcile to net cash used in operating activities of ¥1.5 million, which primarily included a ¥1.2 million of restricted shares issued to consulting firm,, a ¥0.6 million of share based compensation, an adjustment for a $0.3 million change in fair value of warrant liability, a ¥0.1 million of depreciation and a ¥0.07 million of recovery for doubtful accounts. Net cash used in changes in operating assets and liabilities resulted in a net cash use of ¥7.7 million, which mainly due to a ¥2.9 million change in inventory, a ¥2.4 million change in other receivable, a ¥2.8 million change in purchase advance, a ¥1.5 million change in prepaid expense, a ¥1.8 million change in trade payable and other payable, a ¥0.8 million change in taxes payable and ¥0.5 million change in advances from customers, offset by a ¥5.6 million change in accounts receivable. Our net cash used in operating activities were primarily for purchase of inventories for projects in the upcoming quarters and short-term funding support to some of our suppliers.

Cash from Investing Activities. Net cash used in investing activities was approximately ¥96,000 ($16,000) for the three months ended September 30, 2014, an increase of ¥89,000 ($15,000) from ¥7,000 for the same period of 2013. The increase was due to a increase in the purchase of property and equipment.

Cash from Financing Activities. Net cash used in financing activities amounted to ¥2.0 million ($0.3 million) for the three months ended September 30, 2014, compared to cash flows provided by financing activities of approximately ¥2.3 million for the same period in 2013. During the three-month period ended September 30, 2014, we repaid ¥2.0 million ($0.3 million) in short term bank loans.

Working Capital. Total working capital as of September 30, 2014 amounted to approximately ¥81.2 million ($13.2 million), compared to approximately ¥83.1 million as of June 30, 2014. Total current assets as of September 30, 2014 amounted to approximately ¥126.0 million ($20.5 million), a decrease of approximately ¥7.4 million ($1.2 million) compared to approximately ¥133.4 million at June 30, 2014. The decrease in total current assets at September 30, 2014 compared to June 30, 2014 was mainly due to a decrease in cash and cash equivalents, and trade accounts receivable.

Current liabilities amounted to approximately ¥44.8 million ($7.3 million) at September 30, 2014, in comparison to approximately ¥50.3 million at June 30, 2014. This decrease of liabilities was attributable mainly to a decrease in short-term bank loans, trade accounts payable, taxes payable and warrant liability.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2014, the company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as disclosed above.

Part II  Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	None

(c)	None

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.33	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.34	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.35	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Li Hongqi (1)

10.36	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.37	Operating Agreement among Recon Technology (Jining) Co. Ltd., Jining ENI Energy Technology Co., Ltd., and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.38	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

21.1	Subsidiaries of the Registrant (2)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed on January 31, 2012.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

November 13, 2014	By:	/s/ Yin Shen ping
Yin Shen ping
Chief Executive Officer
(Principal Executive Officer)

November 13, 2014	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

RECON TECHNOLOGY, LTD

RECON TECHNOLOGY, LTD

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of September 30,	As of September 30,
	2014	2014	2014
	RMB	RMB	U.S. Dollars
ASSETS
Current assets
Cash and cash equivalents	¥18,094,586	¥6,030,111	$979,964
Trade accounts receivable, net	43,553,737	38,445,529	6,247,851
Trade accounts receivable- related parties, net	7,479,298	7,934,047	1,289,376
Inventories, net	14,336,602	17,216,371	2,797,863
Other receivables, net	18,293,043	22,759,066	3,698,616
Other receivables- related parties	1,414,433	-	-
Purchase advances, net	25,759,065	26,500,238	4,306,601
Purchase advances- related parties	394,034	1,500,000	243,767
Prepaid expenses	2,634,664	4,388,693	713,214
Prepaid expenses - related parties	230,000	-	-
Deferred tax asset	1,209,961	1,211,995	196,963
Total current assets	133,399,423	125,986,050	20,474,215

Property and equipment, net	1,321,538	1,296,199	210,648
Long-term trade accounts receivable, net	14,456,317	13,588,962	2,208,366
Long-term other receivable	5,353,104	4,706,703	764,895
Total Assets	¥154,530,382	¥145,577,914	$23,658,124

LIABILITIES AND EQUITY
Current liabilities
Short-term bank loans	¥10,000,000	¥8,000,000	$1,300,094
Trade accounts payable	11,413,505	9,846,517	1,600,175
Trade accounts payable- related parties	-	389,143	63,240
Other payables	1,765,079	1,041,711	169,290
Other payable- related parties	3,306,024	3,441,336	559,258
Deferred revenue	4,419,824	4,136,518	672,233
Advances from customers	801,385	282,035	45,834
Accrued payroll and employees' welfare	417,624	446,297	72,529
Accrued expenses	203,051	217,106	35,281
Taxes payable	7,589,846	6,830,082	1,109,969
Short-term borrowings- related parties	5,207,728	5,209,561	846,615
Deferred tax liability	180,186	180,186	29,282
Warrants liability	5,021,621	4,745,754	771,241
Total current liabilities	50,325,873	44,766,246	7,275,041

Commitments and Contingency

Equity

Common stock, ($ 0.0185 U.S. dollar par value, 25,000,000 shares authorized; 4,717,336 and 4,726,711 shares issued and outstanding as of June 30, 2014 and September 30, 2014, respectively)	616,865	617,943	100,421
Additional paid-in capital	83,061,058	83,829,527	13,623,286
Appropriated retained earnings	4,148,929	4,148,929	674,250
Unappropriated retained earnings	8,431,453	4,269,908	693,910
Accumulated other comprehensive loss	(279,275)	(280,077)	(45,518)
Total shareholders’ equity	95,979,030	92,586,230	15,046,349
Non-controlling interest	8,225,479	8,225,438	1,336,734
Total equity	104,204,509	100,811,668	16,383,083
Total Liabilities and Equity	¥154,530,382	¥145,577,914	$23,658,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	For the three months ended
	September 30,
	2013	2014	2014
	RMB	RMB	USD

Revenues
Hardware and software	¥11,097,092	¥4,245,509	$689,945
Service	-	58,491	9,505
Hardware and software - related parties	415,618	-	-
Total revenues	11,512,710	4,304,000	699,450
Cost of revenues
Hardware and software	¥6,118,674	¥3,688,686	$599,455
Hardware and software - related parties	102,936	-	-
Total cost of revenues	6,221,610	3,688,686	599,455
Gross profit	5,291,100	615,314	99,995

Selling and distribution expenses	1,353,922	700,790	113,887
General and administrative expenses	2,741,923	3,703,291	601,828
Research and development expenses	692,600	656,729	106,726
Operating expenses	4,788,445	5,060,810	822,441

Income (loss) from operations	502,655	(4,445,496)	(722,446)

Other income (expenses)
Subsidy income	333,712	214,703	34,892
Interest income	103,201	83,032	13,494
Interest expense	(221,259)	(241,844)	(39,302)
Loss from investment	(374,614)	-	-
Change in fair value of warrants liability	-	274,399	44,593
Gain (loss) from foreign currency exchange	94,300	(2,074)	(337)
Other expense	(24,314)	(14,020)	(2,278)
Other income (expenses)	(88,974)	314,196	51,062

Income (loss) before income tax	413,681	(4,131,300)	(671,384)
Provision for income tax	207,327	30,245	4,915
Net Income (loss)	206,354	(4,161,545)	(676,299)

Less: Net income attributable to non-controlling interest	159,910	-	-

Net Income (loss) attributable to Recon Technology, Ltd	¥46,444	¥(4,161,545)	$(676,299)

Comprehensive income (loss)
Net income (loss)	206,354	(4,161,545)	(676,299)
Foreign currency translation adjustment	(5,604)	(802)	(138)
Comprehensive income (loss)	200,750	(4,162,347)	(676,437)
Less: Comprehensive income attributable to non-controlling interest	159,349	(41)	(14)
Comprehensive income (loss) attributable to Recon Technology, Ltd	¥41,401	¥(4,162,306)	$(676,423)

Earnings per common share - basic and diluted	¥0.01	¥(0.87)	$(0.14)
Weighted - average shares -basic and diluted	3,951,811	4,757,112	4,757,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

unaudited condensed Consolidated Statements of Cash Flows

	For the three months ended September 30,
	2013	2014	2014
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net income (loss)	¥206,354	¥(4,161,545)	$(676,299)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	150,368	121,347	19,720
Provision/(recovery of) for doubtful accounts	84,728	(68,361)	(11,109)
Share based compensation	414,954	600,578	97,601
Loss from investment	374,614	-	-
Deferred tax provision/(benefit)	11,868	(2,034)	(331)
Change in fair value of warrants liability	-	(274,399)	(44,593)
Restricted shares issued to consulting firm	-	1,171,331	190,355
Changes in operating assets and liabilities:
Trade accounts receivable	2,568,115	5,087,718	826,814
Trade accounts receivable-related parties	263,726	508,979	82,715
Inventories	(4,673,420)	(2,879,769)	(467,996)
Notes receivable	2,578,855	-	-
Other receivable, net	(1,703,837)	(3,818,122)	(620,491)
Other receivables related parties, net	(428,699)	1,414,433	229,862
Purchase advance, net	(2,097,795)	(1,752,557)	(284,811)
Purchase advance-related party, net	-	(1,105,966)	(179,733)
Tax recoverable	(199,225)	-	-
Prepaid expense	(224,273)	(1,754,029)	(285,050)
Prepaid expense - related party, net	-	230,000	37,378
Trade accounts payable	1,090,211	(1,566,988)	(254,654)
Trade accounts payable-related parties	(3,994,718)	389,143	63,240
Other payables	(1,013,574)	(723,368)	(117,556)
Other payables-related parties	(1,568,907)	135,312	21,990
Deferred income	78,484	(283,306)	(46,041)
Advances from customers	(35,385)	(519,350)	(84,400)
Accrued payroll and employees' welfare	136,258	28,673	4,660
Accrued expenses	9,543	14,055	2,284
Taxes payable	11,396	(759,764)	(123,471)
Net cash used in operating activities	(7,960,359)	(9,967,989)	(1,619,916)

Cash flows from investing activities:
Purchase of property and equipment	(6,720)	(96,008)	(15,602)
Net cash used in investing activities	(6,720)	(96,008)	(15,602)

Cash flows from financing activities:
Proceeds from short-term bank loans	7,560,000	-	-
Repayments of short-term bank loans	-	(2,000,000)	(325,024)
Repayment of short-term borrowings	(40,000)	-	-
Repayment of short-term borrowings-related parties	(5,236,377)	-	-
Net cash provided by (used in) financing activities	2,283,623	(2,000,000)	(325,024)

Effect of exchange rate fluctuation on cash and cash equivalents	14,967	(478)	(77)

Net decrease in cash and cash equivalents	(5,668,489)	(12,064,475)	(1,960,619)
Cash and cash equivalents at beginning of period	12,350,392	18,094,586	2,940,583
Cash and cash equivalents at end of period	¥6,681,903	¥6,030,111	$979,964

Supplemental cash flow information
Cash paid during the period for interest	¥212,187	¥230,035	$37,383
Cash paid during the period for taxes	¥-	¥32,280	$5,246

Non-cash investing and financing activities
Cancelation of prior issuance of 40,625 shares of common stock for professional services	-	1,002,721	162,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND NATURE OF OPERATIONS

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and have been consistently applied. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2014. The results of operations for the interim periods presented may not be indicative of the operating results to be expected for the Company’s fiscal year ending June 30, 2015.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets recognized as a result of consolidating VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The statements as of and for the three months period ended September 30, 2014 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.1534 = US$1.00, the approximate exchange rate prevailing on September 30, 2014. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

Estimates and assumptions- The preparation of the consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant estimates include revenue recognition, allowance for doubtful accounts, the useful lives of property and equipment, deferred income tax, warrants liability and the fair value of stock based payments. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. There were no impairments at June 30, 2014 and September 30, 2014.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Income tax returns for the years prior to 2010 are no longer subject to examination by tax authorities.

Earnings (loss) per Share (“EPS”) - Basic EPS is computed by dividing net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding. Diluted EPS are computed by dividing net income (loss) attributable to ordinary shareholders by the weighted-average number of ordinary shares and dilutive potential ordinary share equivalents outstanding.

Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options, restricted shares and warrants (using the treasury stock method).  The effect from options and warrants would have been anti-dilutive due to the fact that the exercise prices were higher than the average stock price during the three months ended September 30, 2013. The effect from options, restricted shares and warrants would have been anti-dilutive due to the fact that we incurred a net loss during the three months ended September 30, 2014.

Recently Issued Accounting Pronouncements -

In June 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Prior the issuance of ASU 2014-12, U.S. GAAP did not contain explicit guidance on how to account for those share-based payments. Many reporting entities accounted for performance targets that could be achieved after the requisite service period as performance conditions that affect the vesting of the award and, therefore, did not reflect the performance target in the estimate of the grant-date fair value of the award. Other reporting entities treated those performance targets as non-vesting conditions that affected the grant-date fair value of the award. We currently treat performance targets that affect vesting as a performance condition and as such, it is not included in the grant-date fair value. Therefore, the impact upon adoption would not be material to our consolidated financial position or results of operations. The amendments in ASU 2014-12 are effective for fiscal years and interim periods within those years, beginning after December 15, 2015. Earlier application is permitted. The Company does not expect the adoption of his guidance will have a significant impact on the Company’s unaudited condensed consolidated financial statements .

In August 2014, The FASB issued ASU 2014-15, “'Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if "conditions or events raise substantial doubt about an entity’s ability to continue as a going concern." The amendments in ASU 2014-15 are effective for annual periods beginning after 15 December 2015, and interim periods thereafter, with early adoption permitted. The Company does not expect the adoption of his guidance will have a significant impact on the Company’s unaudited condensed consolidated financial statements. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s unaudited condensed consolidated financial statements.

In November 2014, The FASB issued Accounting Standards Update (ASU) No. 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity,” in response to the EITF’s final consensus on Issue 13-G. The ASU requires an entity to “determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances” (commonly referred to as the whole-instrument approach). The ASU applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of this new standard update.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2014	September 30, 2014	September 30, 2014
Third Party	RMB	RMB	U.S. Dollars
Trade accounts receivable	¥48,284,531	¥43,196,812	$7,019,990
Allowance for doubtful accounts	(4,730,794)	(4,751,283)	(772,139)
Total - third- party, net	¥43,553,737	¥38,445,529	$6,247,851

	June 30, 2014	September 30, 2014	September 30, 2014
Related Party	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥5,441,498	¥5,805,226	$943,418
Beijing Langchen Construction Company	726,800	817,821	132,906
Xiamen Huangsheng Hitek Computer Network Co.Ltd.	100,000	100,000	16,250
Xiamen Henda Hitek Computer Network Co. Ltd.	1,211,000	1,211,000	196,802
Total - related-parties, net	¥7,479,298	¥7,934,047	$1,289,376

Related Party	June 30, 2014	September 30, 2014	September 30, 2014
Non-Current Portion	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥16,062,574	¥15,098,847	$2,453,741
Allowance for doubtful accounts	(1,606,257)	(1,509,885)	(245,375)
Total - related-parties, net	¥14,456,317	¥13,588,962	$2,208,366

One of the Founders, Mr. Yin Shenping, was the legal representative of Beijing Yabei Nuoda Science and Technology Co. Ltd (“Yabei Nuoda”) before December 2013, and Chairman as of end of the quarter ended September 30, 2014. On October 30, 2014, Mr. Yin resigned from the chairman position and thus Yabei Nuoda is not related party of the Company after October 30, 2014. Mr. Yin does not have any equity interest in this company currently. The receivable from Yabei Nuoda was generated primarily from the sale of automation system and services based on written contracts. Based on the repayment agreement signed on August 27, 2014, the outstanding balance will be collected in four years with each installment of ¥4,015,644.

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30, 2014	September 30, 2014	September 30, 2014
Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥2,523,145	¥3,247,154	$527,701
Loans to third parties (B)	8,979,408	9,846,653	1,600,197
Business advance to staff (C)	6,371,923	9,001,334	1,462,823
Deposits for projects	495,961	472,372	76,766
Others	373,622	641,069	104,181
Allowance for doubtful accounts	(451,016)	(449,516)	(73,052)
Total	¥18,293,043	¥22,759,066	$3,698,616

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Third Party	June 30, 2014	September 30, 2014	September 30, 2014
Non-Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥5,353,104	¥4,706,703	$764,895
Total	¥5,353,104	¥4,706,703	$764,895

(A)	After ENI ceased to be a VIE of the Company, ENI in January 2012 agreed to repay the loan on a payment schedule, with interest accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over approximately three years on a quarterly basis beginning March 2012. The first four payments are RMB 1.2 million each. In March, June, September and December of 2012, the Company received RMB 4.8 million. Starting March 2013, installments for each quarter would be ¥1,777,653. The Company has received the payments on time in March and June, 2013. On September 30, 2013, ENI proposed to extend the payment period and signed a new contract with the Company. According to the new arrangement, the remaining part of this loan will be repaid over four years with quarterly installments of ¥699,147. The Company received the payments timely since March 2013. For the three months period ended September 30, 2014, the quarterly payment of ¥699,147 was received on October 10, 2014.

(B)	Loans to third parties are mainly used for short-term funding to support cooperative companies. These loans are due on demand bearing no interest.

(C)	Business advance to staff represents advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

Other receivables - related parties represent loans to related parties for working capital advances to related entities. Such advances are due-on-demand and non-interest bearing.

Below is a summary of other receivables - related parties which consisted of the following:

Related Party	June 30, 2014	September 30, 2014	September 30, 2014
Name of Related Party	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	500,000	-	-
Beijing Langchen Construction Company	913,780	-	-
Other-travel advances	653	-	-
Total	¥1,414,433	¥-	$-

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PURCHASE ADVANCES

The Company purchased products and services from a third-party and a related party during the normal course of business. Purchase advances consisted of the following:

	June 30, 2014	September 30, 2014	September 30, 2014
Third Party	RMB	RMB	U.S. Dollars
Prepayment for inventory purchase	¥27,119,326	¥27,869,522	$4,529,126
Allowance for doubtful accounts	(1,360,261)	(1,369,284)	(222,525)
Total	¥25,759,065	¥26,500,238	$4,306,601

Below is a summary of purchase advances to related party.

	June 30, 2014	September 30, 2014	September 30, 2014
Related Party	RMB	RMB	U.S. Dollars
Xiamen Huangsheng Hitek Computer Network Co. Ltd. (A)	¥394,034	¥-	$-
Guangxi Dadong Agriculture Co. Ltd (B)	-	1,500,000	243,767
Total	¥394,034	¥1,500,000	$243,767

(A)	One of the Founders and a family member collectively own 57% of Xiamen Huasheng Haitian Computer Network Co. Ltd.

(B)	One of the Founders and a family member own Guangxi Dadong Agriculture Co. Ltd. This advance was repaid to the Company on October 27, 2014 due to the cancelation of the purchase.

NOTE 6. INVENTORIES

Inventories consisted of the following:

	June 30, 2014	September 30, 2014	September 30, 2014
	RMB	RMB	U.S. Dollars
Small component parts	¥55,262	¥55,262	$8,981
Purchased goods and raw materials	272,416	194,643	31,632
Work in process	1,665,447	2,213,637	359,742
Finished goods	12,343,477	14,752,829	2,397,508
Total inventories	¥14,336,602	¥17,216,371	$2,797,863

There was no inventory obsolescence reserve at June 30, 2014 and September 30, 2014.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2014	September 30, 2014	September 30, 2014
	RMB	RMB	U.S. Dollars
Motor vehicles	¥2,314,296	¥2,346,196	$381,284
Office equipment and fixtures	709,165	773,273	125,667
Total property and equipment	3,023,461	3,119,469	506,951
Less: Accumulated depreciation	(1,701,923)	(1,823,270)	(296,303)
Property and equipment, net	¥1,321,538	¥1,296,199	$210,648

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was ¥150,368 and ¥121,347 ($19,720) for the three months ended September 30, 2013 and 2014, respectively.

NOTE 8. LONG-TERM INVESTMENT

On June 28, 2013, the Company purchased 2,800,000 restricted shares of Avalon Oil and Gas, Inc. ("Avalon") for $0.089 per share, or approximately ¥1.5 million ($250,000). Since the restriction for the shares is for two years, the Company was able to acquire the shares at 50% of the market value. The investment was accounted for using the equity method. As of June 30, 2014 and September 30, 2014, Recon owned 24.02% of Avalon’s outstanding shares. Avalon is an independent US domestic oil and natural gas producer listed on the OTCBB under the ticker symbol AOGN. However, based on the available information and discussion with the management team of Avalon, Avalon’s operating loss would not be recovered in the foreseeable future, therefore, the Company recorded an investment loss of ¥1,535,250 ( $250,000) during the year ended June 30, 2014.

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2014	September 30, 2014	September 30, 2014
Third Party	RMB	RMB	U.S. Dollars
Consulting services	¥777,863	¥434,584	$70,625
Distributors and employees	973,707	516,626	83,958
Others	13,509	90,501	14,707
Total	¥1,765,079	¥1,041,711	$169,290

	June 30, 2014	September 30, 2014	September 30, 2014
Related Party	RMB	RMB	U.S. Dollars
Due to related parties (1)	¥2,560,648	¥2,560,648	$416,136
Expenses paid by the major shareholders	439,071	459,252	74,634
Due to family member of one owner on behalf of Recon	50,000	170,000	27,627
Due to management staff on behalf of Recon	256,305	251,436	40,861
Total	¥3,306,024	¥3,441,336	$559,258

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Includes an advance from Yabei Nuoda for RMB 61,301 and an advance from Xiamen Henda Haitek for RMB 2,499,347 to supplement the Company’s working capital. The advances are payable on demand and non-interest bearing.

NOTE 10. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2014	September 30, 2014	September 30, 2014
	RMB	RMB	U.S. Dollars
VAT payable	¥3,412,759	¥2,613,396	$424,708
Enterprise income tax payable	4,134,210	4,182,592	679,720
Other taxes payable	42,877	34,094	5,541
Total taxes payable	¥7,589,846	¥6,830,082	$1,109,969

NOTE 11. SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	June 30, 2014	September 30, 2014	September 30, 2014
	RMB	RMB	U.S. Dollars
Industrial and commercial bank, floating interest rate at 5.6%, due on December 24, 2014	¥2,000,000	¥-	-
Industrial and commercial bank, floating interest rate at 6.0%, due on June 24, 2015	8,000,000	8,000,000	1,300,094
Total short-term bank loans	¥10,000,000	¥8,000,000	$1,300,094

Interest expense was ¥219,672 and ¥157,511 ($25,597) for the three months ended September 30, 2013 and 2014, respectively.

NOTE 12. SHORT-TERM BORROWINGS DUE TO RELATED PARTIES

Short-term borrowings due to related parties are generally extended upon maturity and consisted of the following:

	June 30, 2014	September 30, 2014	September 30, 2014
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars
Short-term borrowing from a Founder, 6.6% annual interest,due on December 25, 2014	¥5,007,728	¥5,009,561	814,113
Short-term borrowings from Xiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2014, and extended to November 15, 2015	200,000	200,000	32,502
Total short-term borrowings due to related parties	¥5,207,728	¥5,209,561	$846,615

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest expense for short-term borrowings due to related parties was ¥532 and ¥84,333 ($13,705) for the three months ended September 30, 2013 and 2014, respectively.

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

These common stock purchase warrants do not trade in an active securities market, and as such, their fair value is estimated by using the Black–Scholes Option Pricing Model using the following assumptions:

	September 30,	June 30,
	2014	2014
Annual dividend yield	-	-
Exercised price	5.38	5.38
Underlying stock price at valuation date	4.77	3.86
Expected life (years)	2.17	2.42
Risk-free interest rate	1.07%	0.88%
Expected volatility	157%	220%

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

The following table sets forth by level within the fair value hierarchy the warrants liability that was accounted at fair value on a recurring basis.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurement at			Carrying Value at	Carrying Value at
	June 30, 2014			June 30, 2014	June 30, 2014
	Level 1	Level 2	Level 3	RMB	USD
Warrants liability	¥-	¥5,021,621	¥-	¥5,021,621	$815,834

	Fair Value Measurement at			Carrying Value at	Carrying Value at
	September 30, 2014			September 30, 2014	September 30, 2014
	Level 1	Level 2	Level 3	RMB	USD
Warrants liability	¥-	¥4,745,754	¥-	¥4,745,754	$771,241

The following is a reconciliation of the beginning and ending balance of the warrant liability measured at fair value on a recurring basis for three months ended September 30, 2014:

	Change of warrants liability
	RMB	USD
Beginning balance - June 30, 2014	¥5,021,621	$815,834
Change of warrant liability	(275,867)	(44,593)
Ending balance -September 30, 2014	¥4,745,754	$771,241

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

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2014 and September 30, 2014, the balance of total statutory reserves was ¥4,148,929 ($674,250).

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

The following is a summary of the stock options activity:

Stock Options	Shares	Weighted Average Exercise Price Per Share
Outstanding as of July 1, 2014	415,600	$4.37
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of September 30, 2014	415,600	$4.37

The following is a summary of the status of options outstanding and exercisable at September 30, 2014:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Average Remaining Contractual life (Years)	Average Exercise Price	Number	Average Remaining Contractual life (Years)
$6.00	193,000	4.83	$6.00	193,000	4.83
$2.96	222,600	7.49	-	-	-

During the three months September 30, 2014, the Company has granted restricted shares of common stock to consultants as follow:

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 19, 2014, the Company granted 50,000 restricted shares to a non-affiliate as compensation for certain consulting service. The fair value of the restricted shares was $190,000 based on the closing stock price $3.8 at July 18, 2014.

On May 7, 2014, the Company granted 40,625 restricted shares to a consulting firm for consulting services. The total value amounted to ¥1,002,362 ($162,906), based on the stock closing price of $4.01 at May 7, 2014. On July 19, 2014, the Company decided to cancel 40,625 restricted shares, as the services were not provided pursuant to the agreement it had with the Company.

On December 13, 2013, the Company granted 95,181 restricted shares to Mr. Yin Shenping and 135,181 restricted shares to Mr. Chen Guangqiang at an aggregate value of ¥4,207,496 ($688,782), based on the stock closing price of $2.99 at December 13, 2013. These restricted shares will be vested over three years with one third of the shares vesting every year from the grant date.

The Share-based compensation expense recorded for restricted shares granted were ¥353,437 ($57,399) for the three months ended September 30, 2014. Total unrecognized share-based compensation expense for these shares as of September 30, 2014 was approximately ¥3.1 million ($0.5 million), which are expected to be recognized over a weighted average period of approximately 2.21 years.

The Share-based compensation expense recorded for stock options granted were ¥414,954 and ¥247,141 ($40,136) for the three months ended September 30, 2013 and 2014, respectively. The total unrecognized share-based compensation expense for stock options as of September 30, 2014 was approximately ¥2.0 million ($0.3 million), which is expected to be recognized over a weighted average period of approximately 2.49 years.

Following is a summary of the restricted stock grants:

Restricted stock grants	Shares
Nonvested as of July 1, 2014	230,362
Granted	50,000
Nonvested adjustment	40,625
Cancelled	(40,625)
Vested	-
Nonvested as of September 30, 2014	280,362

NOTE 16. INCOME TAX

The Company is not subject to any income taxes in the United States or the Cayman Islands and had minimal operations in jurisdictions other than the PRC domestic companies. The Company follows Implementing Rules for the Enterprise Income Tax Law (“Implementing Rules”), which took effect on January 1, 2008 and unified the income tax rate for domestic-invested and foreign-invested enterprises at 25%.

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

Deferred tax assets are comprised of the following:

	June 30, 2014	September 30, 2014	September 30, 2014
	RMB	RMB	U.S. Dollars
Allowance for doubtful receivables	¥1,209,961	¥1,211,995	$196,963
Total deferred income tax assets	¥1,209,961	¥1,211,995	$196,963

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax liability is comprised of the following:

	June 30, 2014	September 30, 2014	September 30, 2014
	RMB	RMB	U.S. Dollars
Temporary difference - accounts payable	¥180,186	¥180,186	$29,282
Total deferred income tax liability	¥180,186	¥180,186	$29,282

The Company’s tax provision is comprised of the following:

	For the three months ended September 30,
	2013	2014	2014
	RMB	RMB	U.S. Dollars
Current income taxes	¥195,459	¥32,279	$5,246
Deferred income taxes provision (benefit)	11,868	(2,034)	(331)
Provision for income tax	¥207,327	¥30,245	$4,915

NOTE 17. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2014
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$299,118
Unappropriated retained earnings	3,152,687	3,250,513	6,403,200	869,812
Accumulated other comprehensive loss	(16,868)	(11,853)	(28,721)	(5,265)
Total non-controlling interest	¥4,786,819	¥3,438,660	¥8,225,479	$1,163,665

	As of September 30, 2014
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$300,809
Unappropriated retained earnings	3,152,687	3,250,513	6,403,200	1,040,595
Accumulated other comprehensive loss	(16,909)	(11,853)	(28,762)	(4,670)
Total non-controlling interest	¥4,786,778	¥3,438,660	¥8,225,438	$1,336,734

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. CONCENTRATIONS

For the three months ended September 30, 2013 and 2014, our two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented 37.53%, 34.16% and 46.65%, 1.64% of the Company’s revenue, respectively.

For the three months ended September 30, 2013, four major suppliers accounted for 71.9% of the company’s total purchase. For the three months ended September 30, 2014, two major suppliers accounted for 25%  of the company’s total purchases.

NOTE 19. COMMITMENTS AND CONTINGENCY

(a)	Office Leases

The Company leased three offices in Beijing (two for BHD; one for Recon-JN), and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as September 30, 2014:

	Twelve months ending September 30,
	Office lease payment
	RMB	U.S. Dollars
2015	¥662,500	$107,664
2016	135,000	21,939
Total	¥797,500	$129,603

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of September 30, 2014, the Company estimated its severance payments of approximately ¥1.4 million ($0.2 million) which has not been reflected in its unaudited condensed consolidated financial statements because the Company has determined that the likelihood to make these payments is remote.

NOTE 20. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – sales to related parties consisted of the following:

	For the three months ended September 30,
	2013	2014	2014
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥116,473	¥-	$-
Xiamen Henda Haitian computer network Inc	299,145	-	-
Revenues from related parties	¥415,618	¥-	$-

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchases from related parties – purchases from related parties consisted of the following:

	For the three months ended September 30,
	2013	2014	2014
	RMB	RMB	U.S. Dollars
Xiamen Hengda Hitek Computer Network Co. Ltd.	¥-	¥797,585	$129,67
Purchase from related parties	¥-	¥797,585	$129,617

Trade accounts payable to related parties - The Company owed ¥0 and ¥389,143 ($63,240) to one related party as of June 30, 2014 and September 30, 2014.

Purchase advance to related parties - The Company paid ¥394,034 and ¥1,500,000 ($243,767) to related parties for materials as of June 30, 2014 and September 30, 2014.

Leases from related parties - The Company has various agreements for the lease of office space owned by the Founders and their family members.  The terms of the agreement state that the Company will continue to lease the property for two years at a monthly rent of ¥95,000 with the annual rental expense at approximately ¥1.1 million ($0.2 million). The two-year lease agreements between Nanjing Recon and Mr. Yin and his family member started from July 10, 2014, the one-year lease agreements between BHD and Mr. Chen Guangqiang and his family member started from January 1, 2014 and the annual lease between the Company and Mr. Chen Guangqiang’s family member started from July 1, 2013.

Short-term borrowings from related parties - The Company borrowed ¥5,207,728 and ¥5,209,561 ($846,615) from the Founders, their family members and senior officers as of June 30, 2014 and September 30, 2014, respectively. For the specific terms and interest rates of the borrowings, please see Note 12.

Expenses paid by the owner on behalf of Recon - One owner of Nanjing Recon, Mr. Yin and the major owner of BHD, Mr. Chen paid certain operating expense for the Company. As of June 30, 2014 and September, 2014, ¥284,370 and ¥459,252 ($74,634) was due to them, respectively.

NOTE 21. Variable Interest Entities

The Company reports its VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the condensed consolidated financial statements.

Summary information regarding consolidated VIEs is as follows:

	June 30, 2014	September 30, 2014	September 30, 2014
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥14,021,653	¥1,821,972	$296,092
Trade accounts receivable, net	51,033,035	46,379,575	7,537,227
Purchase advances	24,600,379	28,000,238	4,550,369
Other assets	34,097,774	40,863,390	6,640,782
Total current assets	¥123,752,841	¥117,065,175	$19,024,470

Non-current assets	15,758,115	14,866,712	2,416,016
Total Assets	¥139,510,956	¥131,931,887	$21,440,486

LIABILITIES
Trade accounts payable	¥11,413,505	¥10,235,660	$1,663,415
Taxes payable	7,589,846	6,830,082	1,109,969
Other liabilities	21,878,699	21,481,516	3,490,999
Total current liabilities	40,882,050	38,547,258	6,264,383
Total Liabilities	¥40,882,050	¥38,547,258	$6,264,383

The financial performance of VIEs reported in the unaudited condensed consolidated statement of income and comprehensive income for the three months ended September 30, 2014 includes revenues of ¥4,303,999 ($699,451), gross profit of ¥615,313 ($99,996), operating expenses of ¥2,511,735 ($408,187), other expense of ¥31,725($5,156) and a net loss of ¥1,958,392($318,262).

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. SUBSEQUENT EVENT

On October 18, 2014, the Company received ¥6,000,000 ($975,071) loan from a founder of the Company. This loan is due on October 20, 2015 with a floating annual interest rate of 120% of the benchmark interest rate per year.

