Form 10-Q
period 2014-12-31
Recon Technology, Ltd
filed 2015-02-13
CIK 1442620

 U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date. The Company is authorized to issue 25,000,000 ordinary shares. As of February 6, 2015, the Company has issued and outstanding 4,726,711 shares.

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

Overview

We are a company with limited liability incorporated in 2007 under the laws of the Cayman Islands. Headquartered in Beijing, we provide products and services to oil and gas companies and their affiliates through Nanjing Recon Technology Co. Ltd (“Nanjing Recon”) and Beijing Recon BHD Petroleum Technology Co. Ltd (“BHD”and together with Nanjing Recon, our “Domestic Companies”). As the company contractually controlling the Domestic Companies, we are the center of strategic management, financial control and human resources allocation.

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

Recent Developments

During this six-month period, affected by decreased oil prices and CAPEX expenditures of our clients, our finished projects were maintained at a lower level compared to the same period of last year. Management expects the volume of finished projects will recover and thus revenue will increase during the balance of fiscal year ending June 30, 2015. During this period, we have achieved some major accomplishments on our self-developed down-hole equipment and oversees business development.

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

Measuring Equipment and Service. “Digital oil field” and the management of oil companies are highly regarded. We believe our oilfield SCADA and related technical support services will address the needs of the oil well automation system market, for which we forecast increasing demand in short term and strong needs in the long term.

Gathering and Transferring Equipment. With more new wells developed, our management anticipates that demand for our furnaces and burners will grow compared to last year, especially in the Jilin Oilfield and Xinjiiang oilfield.

Fracturing service. We believe we cooperated well with Zhongyuan Oilfield in fiscal years 2013 and 2014 and expect to continue growing revenue from fracturing and related stimulation services in the coming years.

New business. Design and development of down-hole tools has always been an important technique for oilfield companies. Recently, this market has developed very rapidly. After a year long test project for our customers, we have developed experience with this technology and our customers have accepted our products and services. We expect revenue from this business in the coming year.

Growth Strategy

As a smaller company with our current customers mostly based in China, it is our basic strategy to focus on developing our onshore oilfield business, that is, the upstream of the industry. Due to the remote location and difficult environments of China’s oil and gas fields, foreign competitors rarely enter those areas.

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

(2) As worldwide oil and gas prices decreased, development transform and strict management have been recent subject of domestic oil companies. Technology reforms have been their first choice to achieve their goals about quality and efficiency upgrade. The construction of digital oilfield have also been one of oil companies’ long term development strategies. Even though total capital expenditure is expected to be reduced, we believe investment in technology reform will maintain at a high level. We believe the Company will benefit from this trend.

Management is focused on these factors and will seek to extend our business on the industrial chain, including providing more integrated services and incremental measures and growing our business from a predominantly up-ground business to include some down-hole services as well.

Factors Affecting Our Results of Operations

Our operating results in any period are subject to general conditions typically affecting the Chinese oilfield service industry including:

•	Oil and gas price;
•	the amount of spending by our customers, primarily those in the oil and gas industry;
•	growing demand from large corporations for improved management and software designed to achieve such corporate performance;
•	the procurement processes of our customers, especially those in the oil and gas industry;
•	seasonality caused by own customers’ capital expenditure planning and change of season. Generally speaking, the second quarter ending December 31 is our high season when the customers make payment to use up their budget for the calendar year; while the third quarter ending March 31 and the fourth quarter ending June 30 are generally our low seasons due to the cold weather in the oil field and the customers’ pending approval of their expenditure.
•	competition and related pricing pressure from other oilfield service solution providers, especially those targeting the Chinese oil and gas industry;
•	the ongoing development of the oilfield service market in China; and
•	inflation and other macroeconomic factors.

Unfavorable changes in any of these general conditions could negatively affect the number and size of the projects we undertake, the number of products we sell, the amount of services we provide, the price of our products and services, and otherwise affect our results of operations.

Our operating results in any period are more directly affected by company-specific factors including:

•	our revenue growth, due to the high percentage of the proportion of our business dedicated to large state-owned oil and gas companies and our ability to successfully collect and recognize revenue from such large companies and develop, introduce and market new solutions and services;
•	our ability to increase our revenues from both old and new customers in the oil and gas industry in China;
•	our ability to effectively manage our operating costs and expenses; and
•	our ability to effectively implement any targeted acquisitions and/or strategic alliances so as to provide efficient access to markets and industries in the oil and gas industry in China.

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

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, trade accounts payable, accrued liabilities, advances from customers and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term receivables and borrowings approximate fair value because their interest rates charged approximate the market rates for financial instruments with similar terms. The fair value of the warrants liability was determined using the Black-Scholes Model, as Level 2 inputs (See Note 13). Any changes in the assumptions that are used in the Black-Scholes Model may increase or decrease the warrants liability from quarter to quarter. Any change in adjustment would be charged to operations. Long-term investment is measured at fair value on a non-recurring basis at December 31, 2014, since the Company recorded an impairment loss during the year ended June 30, 2014. The fair value was determined to be zero using Level 2 inputs.

Receivables

Trade receivables are carried at original invoiced amount less a provision for any potential uncollectible amounts. Provisions are applied to trade receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We believe based on the current economic condition and our history of collections on accounts and notes receivable, our allowance for doubtful accounts was adequate at December 31, 2014.

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

Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, we reduce the carrying value of the long-lived asset by the estimated excess of the carrying value over the projected discounted cash flows. In the past, we have not had to make significant adjustments to the carrying values of our long-lived assets, and we do not anticipate a need to do so in the future. However, circumstances could cause us to have to reduce the value of our capitalized assets more rapidly than we have in the past if our revenues were to significantly decline. Estimated cash flows from the use of the long-lived assets are highly uncertain and therefore the estimation of the need to impair these assets is reasonably likely to change in the future. Should the economy or acceptance of our assets change in the future, it is likely that our estimate of the future cash flows from the use of these assets will change by a material amount. There were no impairments at June 30, 2014 and December 31, 2014.

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

Recently enacted accounting pronouncements

In November 2014, The FASB issued Accounting Standards Update (ASU) No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting, a consensus of the FASB Emerging Issues Task Force, which was ratified by the Financial Accounting Standards Board (FASB) on Oct 8, 2014. ASU No. 2014-17 impacts the stand-alone financial statements of an acquired entity (subsidiary), however it does not change the requirement for an acquirer (parent) to apply business combination accounting and record its new basis in the acquired entity’s assets, liabilities, and non-controlling interests in the acquirer’s consolidated financial statements. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. Management believes this ASU No. 2014-17 does not have any significant impact on the Company’s consolidated financial position and results of operations.

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. The amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The impact upon adoption would not affect the Company’s consolidated financial position or results of operations.

Results of Operations

The following consolidated results of operations include the results of operations of the Company and its variable interest entities (“VIEs”), BHD and Nanjing Recon.

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

During the three months ended December 31, 2014, we encountered worldwide decline of oil and gas prices and decreased CAPEX expense of our major clients. As a result, our projects were slowed and/or cancelled. Our operation and revenue were affected negatively.

Revenues

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Hardware - non-related parties	¥40,691,269	¥19,689,503	¥(21,001,766)	(51.6)%
Hardware - related parties	558,312	524,528	(33,784)	(6.1)%
Service	397,589	45,283	(352,306)	(88.6)%
Software - non-related parties	3,550,780	826,068	(2,724,712)	(76.7)%
Software - related parties	1,068,376	243,590	(824,786)	(77.2)%
Total revenues	¥46,266,326	¥21,328,972	¥(24,937,354)	(53.9)%

Our total revenues decreased by 53.9%, or approximately ¥24.9 million ($4.1 million), from approximately ¥46.3 million for the three months ended December 31, 2013 to ¥21.3 million ($3.5 million) for the same period of 2014. During the three months ended December 31, 2014, our largest customers CNPC and SINOPEC, continued to reduce their capitalized exploration and production expenditure. As a result, the number of projects we provided to these customers during this quarter decreased compared to the same period last year. In addition, we were not able to finish a number of our projects with these customers as they or their general contractors were not able to finish the overall projects which our projects are a part of. Therefore, finished projects also decreased compared to same period last year. The changes in our revenues for the three-month period were due to the following factors:

(1)	Hardware business - non related parties. During the three-month ended December 31, 2014, the decrease in hardware revenue was mainly caused by lower sales of furnaces, which are the majority of our hardware sales.

(2)	Hardware – related parties. After we achieved business entrance certification in the name of Recon and could directly enter into contract with oilfield customers directly two years ago, we no longer required the services of a related party with such certification and, accordingly, revenue from related-parties decreased. As long as the local agency continue purchasing automation products from Recon, we will continue to recognize revenue from related parties, but we anticipate that such hardware and software related party revenue is likely to fluctuate from year to year.

(3)	Service business - non related parties. Service revenue for three months ended December 31, 2014 consisted mainly of minor maintenance services, which were provided upon request by customers.

(4)	Software business. The software sales to non-related parties decreased approximately ¥2.7 million ($0.4 million). We record revenue as software sales if (1) the customer signs a separate software contract with us, or (2) the customer accepts VAT invoices for software. The amount of our revenues categorized as software sales may fluctuate because certain software may be sold with hardware at times as a whole product and not separately priced.

(5)	Software business – related parties. During the quarter ended December 31, 2013, we recorded software revenue of ¥1.1 million to a related party. As mentioned above, we used to develop our Ji Dong oilfield business through a local agent that is a related party. Since we achieved business entrance certification by ourselves and could thus directly compete for projects, revenue through this related party decreased overall. So Software revenue from related party also decreased during this period. We reclassified some prior related party software sales to non-related because they are not a related party anymore.

Cost and Margin

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues	¥46,266,326	¥21,328,972	¥(24,937,354)	(53.9)%
Cost of revenues	29,741,914	12,351,041	(17,390,873)	(58.5)%
Gross profit	¥16,524,412	¥8,977,931	¥(7,546,481)	(45.7)%
Margin %	35.7%	42.1%	6.4%	—

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

Our cost of revenues decreased from approximately ¥29.7 million in the three months ended December 31, 2013 to approximately ¥12.3 million ($2.0 million) for the same period of 2014, a decrease of approximately ¥17.4 million ($2.8 million), or 58.5%. This decrease was mainly caused by lower revenue during the three months ended December 31, 2014 compared to the same period of 2013. As a percentage of revenues, our cost of revenues decreased from 64.3% in 2013 to 57.9% in 2014, mainly due to decreased hardware cost of revenue.

Gross profit. Our gross profit decreased to approximately ¥9.0 million ($1.5 million) for the three months ended December 31, 2014 from approximately ¥16.5 million for the same period in 2013. Our gross profit as a percentage of revenue increased to 42.1% for the three months ended December 31, 2014 from 35.7% for the same period in 2013. This was mainly due to decreased hardware cost of revenue during the three months ended December 31, 2014 as compared to the same period last year.

In more detail:

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues-hardware and software- non related parties	¥44,242,049	¥20,515,571	¥(23,726,478)	(53.6)%
Cost of revenues -hardware and software- non related parties	29,480,982	12,334,279	(17,146,703)	(58.2)%
Gross profit	¥14,761,067	¥8,181,292	¥(6,579,775)	(44.6)%
Margin %	33.4%	39.9%	6.5%	—

The revenue decrease from hardware and software to non-related parties of ¥23.7 million was mainly due to the decrease from the furnaces sales and automation business in the three months ended December 31, 2014. The gross profit from the hardware and software sales to non-related parties decreased ¥6.6 million ($1.1 million) compared to the same period of last year.

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues-hardware and software- related parties	¥1,626,688	¥768,118	¥(858,570)	(52.8)%
Cost of revenues -hardware and software - related parties	225,986	16,762	(209,224)	(92.6)%
Gross profit	¥1,400,702	¥751,356	¥(649,346)	(46.4)%
Margin %	86.1%	97.8%	11.7%	—

Revenue from related parties decreased was mainly due to reclassification. Besides, cost of revenue from hardware and software-related parties decreased as revenue decreased. While gross profit decreased was mainly because revenue decreased as we developed business directly with oilfield, rather than cooperation with some local agency, which used to be our related parties.

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues-service	¥397,589	¥45,283	¥(352,306)	(88.6)%
Cost of revenues -service	34,946	-	(34,946)	(100.0)%
Gross profit	¥362,643	¥45,283	¥(317,360)	(87.5)%
Margin %	91.2%	—	—	—

Service revenue for three months ended December 31, 2014 consisted mainly of minor maintenance services, which were provided upon request by customers. Our fracturing projects are still on process and not officially accepted by our clients, thus no revenue from fracturing was recorded this period.

Operating Expenses

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Selling and distribution expenses	2,250,518	1,254,470	(996,048)	(44.3)%
% of revenue	4.9%	5.9%	1.0%	—
General and administrative expenses	3,715,640	4,093,440	377,800	10.2%
% of revenue	8.0%	19.2%	11.1%	—
Research and development expenses	2,661,397	1,243,228	(1,418,169)	(53.3)%
% of revenue	5.8%	5.8%	0.1%	—
Operating expenses	¥8,627,555	¥6,591,138	¥(2,036,417)	(23.6)%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses decreased by 44.3%, from approximately ¥2.3 million for the three months ended December 31, 2013 to approximately ¥1.3 million ($0.2 million) for the same period of 2014. This decrease was primarily from decreased shipping fee, traveling expenses, and service fee. Selling expenses were 4.9% of total revenues in the three months ended December 31, 2013 and 5.9% of total revenues in the same period of 2014.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses stock based comprehensive expense and other miscellaneous expenses incurred in connection with general operations. General and administrative expenses increased by 10.2% or ¥0.4 million ($61,000), from approximately ¥3.7 million in the three months ended December 31, 2013 to approximately ¥4.1 million ($0.7 million) in the same period of 2014. General and administrative expenses were 8.0% of total revenues in 2013 and 19.2% of total revenues in 2014. The increase in general and administrative expenses was mainly due to increase in consulting fee, share-based compensation and traveling fees.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses decreased from approximately ¥2.7 million for the three months ended December 31, 2013 to approximately ¥1.2 million ($0.2 million) for the same period of 2014. This decrease was primarily due to the Company spending less research and development expense on furnaces.

Net Income

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Income from operations	¥7,896,857	¥2,386,793	¥(5,510,064)	(69.8)%
Interest and other income (expense)	(65,253)	3,991,943	4,057,196	(6,217.6)%
Income before income tax	7,831,604	6,378,736	(1,452,868)	(18.6)%
Provision for income tax	1,251,862	618,687	(633,175)	(50.6)%
Net income	6,579,742	5,760,049	(819,693)	(12.5)%
Less: Net income attributable to non-controlling interest	765,071	434,673	(330,398)	(43.2)%
Net income attributable to Recon Technology, Ltd	¥5,814,671	¥5,325,376	¥(489,295)	(8.4)%

Income from operations. Income from operations was approximately ¥2.4 million ($0.4 million) for the three months ended December 31, 2014, compared to income of ¥7.9 million for the same period of 2013. This decrease in income from operations can be attributed primarily to the decreased revenue and increases in general and administrative expenses.

Interest and other income (expense). Interest and other income was approximately ¥4.0 million ($0.7 million) for the three months ended December 31, 2014, compared to interest and other expense of ¥65,000 for the same period of 2013. The ¥4.1 million ($0.7 million) increase in interest and other income was primarily due to changes in the fair value of warrant liability and a decrease in loss from investment.

Provision for income tax. Provision for income tax for the three months ended December 31, 2013 was approximately ¥1.3 million and ¥0.6 million ($0.1 million) for the three months ended December 31, 2014. This decrease of provision for income tax was mainly due to the pre-consolidation income from operations in subsidiaries in China on which we must pay income tax decreased for the three months ended December 31, 2014.

Net income. As a result of the factors described above, net income was approximately ¥5.8 million ($0.9 million) for the three months ended December 31, 2014, an decrease of approximately ¥0.9 million ($0.1 million) from net income of ¥6.6 million for the same period of 2013.

Net income attributable to Recon Technology, Ltd. As a result of the factors described above, net income attributable to ordinary shareholders was approximately ¥5.3 million ($0.9 million) for the three months ended December 31, 2014, an decrease of approximately ¥0.5 million ($0.1 million) from net income attributable to ordinary shareholders of approximately ¥5.8 million for same period of 2013.

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Revenues

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Hardware - non-related parties	¥49,865,284	¥22,709,371	¥(27,155,913)	(54.5)%
Hardware - related parties	674,785	524,528	(150,257)	(22.0)%
Service	397,589	103,774	(293,815)	100.0%
Software - non-related parties	5,473,857	2,051,709	(3,422,148)	(62.5)%
Software - related parties	1,367,521	243,590	(1,123,931)	(82.0)%
Total revenues	¥57,779,036	¥25,632,972	¥(32,146,064)	(55.6)%

Our total revenues decreased by 55.6%, or approximately ¥32.1 million ($5.2 million), from approximately ¥57.8 million for the six months ended December 31, 2013 to ¥25.6 million ($4.2 million) for the same period of 2014. The changes in our revenues for the six-month period were due to the following factors:

(1)	Hardware business - non related parties. During the six-month ended December 31, 2014, the decrease in hardware revenue was mainly caused by lower sales of furnaces and automation system.

(2)	Hardware – related parties. After we achieved business entrance certification in the name of Recon and could cooperate with oilfield customers directly two years ago, we no longer required the services of a related party with such certification and, accordingly, revenue from related-parties decreased. As long as the local agency still purchases automation products from Recon, we will continue to recognize revenue from related parties, but we anticipate that such hardware and software related party revenue is likely to fluctuate from year to year.

(3)	Service business - non related parties. Service revenue for six months ended December 31, 2014 consisted mainly of minor maintenance services, which were provided upon request by customers.

(4)	Software business. The software sales to non-related parties decreased approximately ¥3.4 million ($0.6 million), mainly caused by reclassification of some company to non-related.

(5)	Software business – related parties. During the six months ended December 31, 2013, we recorded software revenue of ¥1.4 million to a related party. We record revenue as software sales if (1) the customer signs a separate software contract with us, or (2) the customer accepts VAT invoices for software. The amount of our revenues categorized as software sales may fluctuate because certain software may be sold with hardware at times as a whole product and not separately priced.

Cost and Margin

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues	¥57,779,036	¥25,632,972	¥(32,146,064)	(55.6)%
Cost of revenues	35,963,524	16,039,727	(19,923,797)	(55.4)%
Gross profit	¥21,815,512	¥9,593,245	¥(12,222,267)	(56.0)%
Margin %	37.8%	37.4%	(0.3)%	—

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

Our cost of revenues decreased from approximately ¥36.0 million for the six months ended December 31, 2013 to approximately ¥16.0 million ($2.6 million) for the same period of 2014, a decrease of approximately ¥19.9 million ($3.2 million), or 55.4%. This decrease was mainly caused by lower revenue during the six months ended December 31, 2014 compared to the same period of 2013. As a percentage of revenues, our cost of revenues changed slightly from 62.2% in 2013 to 62.6% in 2014.

Gross profit. Our gross profit decreased to approximately ¥9.6 million ($1.6 million) for the six months ended December 31, 2014 from approximately ¥21.8 million for the same period in 2013. Our gross profit as a percentage of revenue decreased to 37.4% for the six months ended December 31, 2014 from 37.8% for the same period in 2013. This was mainly due to decreased hardware revenue during the six months ended December 31, 2014 as compared to the same period last year when we had higher software revenue with higher gross margins during the six months ended December 31, 2013.

In more detail:

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues-hardware and software- non related parties	¥55,339,141	¥24,761,080	¥(30,578,061)	(55.3)%
Cost of revenues -hardware and software- non related parties	35,599,656	16,022,965	(19,576,691)	(55.0)%
Gross profit	¥19,739,485	¥8,738,115	¥(11,001,370)	(55.7)%
Margin %	35.7%	35.3%	(0.4)%	—

The revenue decrease from hardware and software to non-related parties of ¥30.6 million was mainly due to the decrease from the furnaces sales and automation business in the six months ended December 31, 2014. The gross profit from the hardware and software sales to non-related parties decreased ¥11.0 million ($1.8 million) compared to the same period of last year.

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues-hardware and software - related parties	¥2,042,306	¥768,118	¥(1,274,188)	(62.4)%
Cost of revenues -hardware and software - related parties	328,922	16,762	(312,160)	(94.9)%
Gross profit	¥1,713,384	¥751,356	¥(962,028)	(56.1)
Margin %	83.9%	97.8%	13.9%	—

Cost of revenue from hardware and software-related parties decreased as revenue decreased. The decrease in gross profit was mainly due to revenue decrease as we developed business directly with oilfield, rather than cooperation with the previous related party.

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Total revenues-service	¥397,589	¥103,774	¥(293,815)	(73.9)%
Cost of revenues -service	34,946	-	(34,946)	100.0%
Gross profit	¥362,643	¥103,774	¥(258,869)	(71.4)%
Margin %	91.2%	—	—	—

Service revenue for six months ended December 31, 2014 consisted mainly of minor maintenance services, which were provided upon request by customers.

Operating Expenses

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Selling and distribution expenses	3,604,440	1,955,260	(1,649,180)	(45.8)%
% of revenue	6.2%	7.6%	1.4%	—
General and administrative expenses	6,457,563	7,796,731	1,339,168	20.7%
% of revenue	11.2%	30.4%	19.2%	—
Research and development expenses	3,353,997	1,899,957	(1,454,040)	(43.4)%
% of revenue	5.8%	7.4%	1.6%	—
Operating expenses	¥13,416,000	¥11,651,948	¥(1,764,052)	(13.1)%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses decreased by 45.8%, from approximately ¥3.6 million for the six months ended December 31, 2013 to approximately ¥2.0 million ($0.3 million) for the same period of 2014. This decrease was primarily from decreased service fee, shipping fee and traveling expenses. Selling expenses were 6.2% of total revenues in the six months ended December 31, 2013 and 7.6% of total revenues in the same period of 2014.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses stock based comprehensive expense and other miscellaneous. expenses incurred in connection with general operations. General and administrative expenses increased by 20.7%, or ¥1.3 million ($0.2 million), from approximately ¥6.5 million in the six months ended December 31, 2013 to approximately ¥7.8 million ($1.3 million) in the same period of 2014. General and administrative expenses were 11.2% of total revenues in 2013 and 30.4% of total revenues in 2014. The increase in general and administrative expenses was mainly due to increase in consulting fee, salaries, share-based compensation and traveling expenses.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses decreased by 43.4%, from approximately ¥3.4 million for the six months ended December 31, 2013 to approximately ¥1.9 million ($0.3 million) for the same period of 2014. This decrease was primarily due to the Company spending less research and development expenses on furnaces.

Net Income

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2013	2014	(Decrease)	Change
Income (loss) from operations	¥8,399,512	¥(2,058,703)	¥(10,458,215)	(124.5)%
Interest and other income (expense)	(154,227)	4,306,139	4,460,366	(2,892.1)%
Income before income taxes	8,245,285	2,247,436	(5,997,849)	(72.7)%
Provision for income taxes	1,459,189	648,932	(810,257)	(55.5)%
Net income	6,786,096	1,598,504	(5,187,592)	(76.4)%
Less: Net income attributable to non-controlling interest	924,981	434,673	(490,308)	(53.0)%
Net income attributable to Recon Technology, Ltd	¥5,861,115	¥1,163,831	¥(4,697,284)	(80.1)%

Income (loss) from operations. Loss from operations was approximately ¥2.1 million ($0.3 million) for the six months ended December 31, 2014, compared to income of ¥8.4 million for the same period of 2013. This decrease in income from operations can be attributed primarily to the decreased revenue and increases in general and administrative expenses.

Interest and other income (expense). Interest and other income was approximately ¥4.3 million ($0.7 million) for the six months ended December 31, 2014, compared to interest and other expense of ¥0.2 million for the same period of 2013. The ¥4.5 million ($0.7 million) increase in interest and other income was primarily due to changes in the fair value of warrant liability and a decrease in loss from investment, offset by a decrease in subsidy income .

Provision for income tax. Provision for income tax for the six months ended December 31, 2013 was approximately ¥1.5 million and ¥0.6 million ($0.1 million) for the six months ended December 31, 2014. This decrease of provision for income tax was mainly due to the pre-consolidation income from operations in subsidiaries in China on which we must pay income tax decreased for the six months ended December 31, 2014.

Net income . As a result of the factors described above, net income was approximately ¥1.6 million ($0.3 million) for the six months ended December 31, 2014, a decrease of approximately ¥5.2 million ($0.8 million) from net income of ¥6.8 million for the same period of 2013.

Net income attributable to Recon Technology, Ltd. As a result of the factors described above, net income attributable to ordinary shareholders was approximately ¥1.2 million ($0.2 million) for the six months ended December 31, 2014, a decrease of approximately ¥4.7 million ($0.8 million) from net income attributable to ordinary shareholders of approximately ¥5.9 million for same period of 2013.

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

	For the Six Months Ended
	December 31,
	2013	2014	2014	Increase /	Percentage
	RMB	RMB	USD	(Decrease)	Change
Reconciliation of Adjusted EBITDA to Net Income
Net income	¥6,786,096	¥1,598,504	$260,406	¥(5,187,592)	(76.4)%
Provision for income taxes	1,459,189	648,932	105,715	(810,257)	(55.5)%
Interest expense and foreign currency adjustment	599,040	489,836	79,796	(109,204)	(18.2)%
Change in fair value of warrants liability	(556)	(4,077,517)	(664,253)	(4,076,961)	733,266.4%
Loss from investment	735,080	-	-	(735,080)	(100.0)%
Restricted shares issued for consulting services	407,972	1,171,331	190,817	763,359	187.1%
Stock compensation expense	895,509	1,115,030	181,645	219,521	24.5%
Depreciation and amortization	301,341	274,511	44,720	(26,830)	(8.9)%
Adjusted EBITDA	¥11,183,671	¥1,220,627	$198,846	¥(9,963,044)	(89.1)%

Adjusted EBITDA decreased by approximately ¥10 million ($1.6 million) to approximately income of ¥1.2 million ($0.2 million) for the six months ended December 31, 2014 compared to approximately of ¥11.2 million income for the same period in 2013. This was due to decreased revenue and increased expenses.

Adjusted Net Income and Adjusted Earnings Per Share

	For the Six Months Ended
	December 31,
	2013	2014	2014
	RMB	RMB	USD
Reconciliation of Net Income attributable to Recon Technology, Ltd to Adjusted Net Income (loss) attributable to Recon Technology, Ltd
Net income attributable to Recon Technology, Ltd	¥5,861,115	¥1,163,831	$189,595
Noncash items (A):
Change in fair value of warrants liability	(556)	(4,077,517)	(664,253)
Loss from investment	735,080	-	-
Restricted shares issued for consulting services	407,972	1,171,331	190,817
Stock compensation expense	895,509	1,115,030	181,645
Adjusted net income(loss) attributable to Recon Technology, Ltd	¥7,899,120	¥(627,325)	$(102,196)

Reconciliation of U.S. GAAP Earnings (loss) Per Share to Non U.S. GAAP Adjusted Earnings (loss) Per Share
U.S. GAAP earnings per share	¥1.44	¥0.24	$0.04
Impact of special items on earnings per share	0.50	(0.37)	(0.06)
Non U.S. GAAP adjusted earnings per share	¥1.94	¥(0.13)	$(0.02)
Weighted - average shares -diluted	4,056,963	4,846,270	4,846,270

(A) Noncash items are certain expenses that are included in our U.S. GAAP reported results. There was no income tax benefit associated with the noncash items. The non-GAAP financial measures are provided to enhance investors' overall understanding of Recon's current financial performance.

(A) Noncash items are certain non-cash expenses that are included in our U.S. GAAP reported results. There was no income tax benefit associated with the special items. The non-GAAP financial measures are provided to enhance investors' overall understanding of Recon's current financial performance.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of December 31, 2014, we had cash and cash equivalents in the amount of approximately ¥5.0 million ($0.8 million).

Indebtedness. As of December 31, 2014, except for approximately ¥9.6 million ($1.6 million) of short-term borrowings from related parties, and ¥8.0 million ($1.3 million) in commercial loans from local banks, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations, bank loans and short-term borrowings. As of December 31, 2014, we had total assets of approximately ¥156.1 million ($25.4 million), which includes cash of approximately ¥5.0 million ($0.8 million), net accounts receivable from third parties of approximately ¥50.3 million ($8.2 million), and net accounts receivable from related parties of approximately ¥3.0 million ($0.5 million). Working capital amounted to approximately ¥87.1 million ($14.2 million), and shareholders’ equity amounted to approximately ¥98.4 million ($16.0 million).

Cash from Operating Activities. Net cash used in operating activities was approximately ¥15.4 million ($2.5 million) for the six months ended December 31, 2014. This was a decrease of approximately ¥8.6 million ($1.4 million) compared to net cash used in operating activities of approximately ¥6.8 million for the six months ended December 31, 2013. In more detail:

Net cash used in operating activities totaled approximately ¥15.4 million for the six months ended December 31, 2014, are primarily attributable to net income adjusted to reconcile to net cash provided by operating activities of ¥1.6 million, which primarily included a ¥1.2 million of restricted shares issued to consulting firm, a ¥1.1 million of share based compensation and an adjustment for a ¥4.1 million change in fair value of warrant liability. Net cash used in changes in operating assets and liabilities resulted in a net cash use of ¥15.4 million, which mainly due to a ¥4.8 million change in inventory, a ¥6.2 million change in other receivable, a ¥3.0 million change in notes receivable, a ¥1.9 million change in prepaid expense, a ¥2.5 million change in accounts receivable and a ¥1.2 million change in deferred income, offset by a ¥2.6 million change in purchase advance and a ¥1.3 million change in trade payable and other payable. Our net cash used in operating activities were primarily for purchase of inventories for projects in the upcoming quarters.

Cash from Investing Activities. Net cash used in investing activities was approximately ¥0.2 million ($28,000) for the six months ended December 31, 2014, an increase of ¥0.1 million ($22,000) from ¥36,000 for the same period of 2013. The increase was due to an increase in the purchase of property and equipment and offset by the proceeds from disposal of equipment.

Cash from Financing Activities. Net cash provided by financing activities amounted to ¥2.4 million ($0.4 million) for the six months ended December 31, 2014, compared to cash flows provided by financing activities of approximately ¥16.1 million for the same period in 2013. During the six-month period ended December 31, 2014, we repaid ¥2.0 million ($0.3 million) in short term bank loans and received ¥4.4 million ($0.7 million) net proceeds from a related party.

Working Capital. Total working capital as of December 31, 2014 amounted to approximately ¥87.1 million ($14.2 million), compared to approximately ¥83.1 million as of June 30, 2014. Total current assets as of December 31, 2014 amounted to approximately ¥136.1 million ($22.2 million), an increase of approximately ¥2.7 million ($0.4 million) compared to approximately ¥133.4 million at June 30, 2014. The increase in total current assets at December 31, 2014 compared to June 30, 2014 was mainly due to an increase in trade accounts receivable, inventory and other receivables. We expect that our current working capital is sufficient to maintain our routine operation for the next twelve months without extraordinary business expansion.

Current liabilities amounted to approximately ¥49.0 million ($8.0 million) at December 31, 2014, in comparison to approximately ¥50.3 million at June 30, 2014. This decrease of liabilities was attributable mainly to a decrease in warrant liability and short-term bank loans, offset by an increase in trade accounts payable and short-term borrowings – related party.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2014, the company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

 Management continues to focus on internal control over financial reporting.  As of December 31, 2014, the Company has completed the necessary documentation of our internal controls and implemented the following remedial initiatives:

•   Improved the documentation related to multiple levels of review over financial statements included in our SEC filings;

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as disclosed above.

Part II   Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	None

(c)	None

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.30	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.31	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.32	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Li Hongqi (1)

10.33	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.34	Operating Agreement among Recon Technology (Jining) Co. Ltd., Jining ENI Energy Technology Co., Ltd., and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.35	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.36	Form of Warrant Exchange Agreement by and among the Company and certain warrant holders dated February 13, 2015.(3)

21.1	Subsidiaries of the Registrant (2)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed on January 31, 2012.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

February 13, 2015	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

February 13, 2015	By:	/s/ Yin Shen ping
Yin Shen ping
Chief Executive Officer

RECON TECHNOLOGY, LTD

RECON TECHNOLOGY, LTD

UNaudited condensed Consolidated Balance Sheets

	As of June 30,	As of December 31,	As of December 31,
	2014	2014	2014
	RMB	RMB	U.S. Dollars
ASSETS
Current assets
Cash and cash equivalents	¥18,094,586	¥4,947,964	$806,054
Notes receivable	-	2,977,565	485,064
Trade accounts receivable, net	43,553,737	50,350,533	8,202,416
Trade accounts receivable- related parties, net	7,479,298	2,980,821	485,594
Inventories, net	14,336,602	19,170,009	3,122,914
Other receivables, net	18,293,043	27,201,739	4,431,333
Other receivables- related parties	1,414,433	-	-
Purchase advances, net	25,759,065	22,116,442	3,602,906
Purchase advances- related parties	394,034	394,034	64,191
Prepaid expenses	2,634,664	4,762,485	775,840
Prepaid expenses - related parties	230,000	-	-
Deferred tax asset	1,209,961	1,237,938	201,668
Total current assets	133,399,423	136,139,530	22,177,980

Property and equipment, net	1,321,538	1,368,636	222,959
Long-term trade accounts receivable, net	-	14,545,865	2,369,612
Long-term trade accounts receivable-related party, net	14,456,317	-	-
Long-term other receivable	5,353,104	4,053,933	660,411
Total Assets	¥154,530,382	¥156,107,964	$25,430,962

LIABILITIES AND EQUITY
Current liabilities
Short-term bank loans	¥10,000,000	¥8,000,000	$1,303,250
Trade accounts payable	11,413,505	12,602,016	2,052,947
Other payables	1,765,079	1,627,676	265,159
Other payable- related parties	3,306,024	3,596,762	585,935
Deferred revenue	4,419,824	3,196,427	520,718
Advances from customers	801,385	384,200	62,589
Accrued payroll and employees' welfare	417,624	284,937	46,418
Accrued expenses	203,051	212,378	34,597
Taxes payable	7,589,846	8,369,413	1,363,430
Short-term borrowings- related parties	5,207,728	9,631,504	1,569,032
Deferred tax liability	180,186	180,186	29,353
Warrants liability	5,021,621	930,480	151,581
Total current liabilities	50,325,873	49,015,979	7,985,009

Commitments and Contingency

Equity
Common stock, ($ 0.0185 U.S. dollar par value, 25,000,000 shares authorized; 4,717,336 and 4,726,711 shares issued and outstanding as of June 30, 2014 and December 31, 2014, respectively)	616,865	617,943	100,665
Additional paid-in capital	83,061,058	84,343,979	13,740,161
Appropriated retained earnings	4,148,929	4,631,899	754,565
Unappropriated retained earnings	8,431,453	9,112,314	1,484,453
Accumulated other comprehensive loss	(279,275)	(274,549)	(44,727)
Total shareholders’ equity	95,979,030	98,431,586	16,035,117
Non-controlling interest	8,225,479	8,660,399	1,410,836
Total equity	104,204,509	107,091,985	17,445,953
Total Liabilities and Equity	¥154,530,382	¥156,107,964	$25,430,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RECON TECHNOLOGY, LTD

UNaudited condensed Consolidated Statements of OPERATIONS and
Comprehensive Income

	For the six months ended			For the three months ended
	December 31,			December 31,
	2013	2014	2014	2013	2014	2014
	RMB	RMB	USD	RMB	RMB	USD

Revenues
Hardware and software	¥55,339,141	¥24,761,080	$4,033,735	¥44,242,049	¥20,515,571	$3,342,115
Service	397,589	103,774	16,905	397,589	45,283	7,377
Hardware and software - related parties	2,042,306	768,118	125,131	1,626,688	768,118	125,131
Total revenues	57,779,036	25,632,972	4,175,771	46,266,326	21,328,972	3,474,623
Cost of revenues
Hardware and software	35,599,656	16,022,965	2,610,241	29,480,982	12,334,279	2,009,331
Service	34,946	-	-	34,946	-	-
Hardware and software - related parties	328,922	16,762	2,731	225,986	16,762	2,731
Total cost of revenues	35,963,524	16,039,727	2,612,972	29,741,914	12,351,041	2,012,062
Gross profit	21,815,512	9,593,245	1,562,799	16,524,412	8,977,931	1,462,561

Selling and distribution expenses	3,604,440	1,955,260	318,524	2,250,518	1,254,470	204,361
General and administrative expenses	6,457,563	7,796,731	1,270,136	3,715,640	4,093,440	666,847
Research and development expenses	3,353,997	1,899,957	309,515	2,661,397	1,243,228	202,530
Operating expenses	13,416,000	11,651,948	1,898,175	8,627,555	6,591,138	1,073,738

Income (loss) from operations	8,399,512	(2,058,703)	(335,376)	7,896,857	2,386,793	388,823

Other income (expenses)
Subsidy income	1,018,313	484,318	78,898	684,601	269,615	43,922
Interest income	204,970	157,468	25,653	101,769	74,436	12,126
Interest expense	(479,648)	(468,956)	(76,396)	(258,389)	(227,112)	(36,998)
Loss from investment	(735,080)	-	-	(360,466)	-	-
Change in fair value of warrants liability	556	4,077,517	664,253	556	3,803,118	619,552
Loss from foreign currency exchange	(119,392)	(20,880)	(3,401)	(213,692)	(18,806)	(3,064)
Other expense	(43,946)	76,672	12,490	(19,632)	90,692	14,774

Income before income tax	8,245,285	2,247,436	366,121	7,831,604	6,378,736	1,039,135
Provision for income tax	1,459,189	648,932	105,715	1,251,862	618,687	100,788
Net Income	6,786,096	1,598,504	260,406	6,579,742	5,760,049	938,347

Less: Net income attributable to non-controlling interest	924,981	434,673	70,811	765,071	434,673	70,811
Net Income attributable to Recon Technology, Ltd	¥5,861,115	¥1,163,831	$189,595	¥5,814,671	¥5,325,376	$867,536

Comprehensive income
Net income	¥6,786,096	¥1,598,504	$260,406	¥6,579,742	¥5,760,049	$938,347
Foreign currency translation adjustment	77,277	4,726	770	82,881	5,528	901
Comprehensive income	6,863,373	1,603,230	261,176	6,662,623	5,765,577	939,248
Less: Comprehensive income attributable to non-controlling interest	932,709	434,920	70,851	773,360	434,961	70,858
Comprehensive income attributable to Recon Technology, Ltd	¥5,930,664	¥1,168,310	$190,325	¥5,889,263	¥5,330,616	$868,390

Earnings per common share - basic	¥1.44	¥0.25	$0.04	¥1.40	¥1.13	$0.18
Earnings per common share - diluted	¥1.44	¥0.24	$0.04	¥1.38	¥1.10	$0.18
Weighted - average shares -basic	4,056,963	4,741,911	4,741,911	4,162,115	4,726,711	4,726,711
Weighted - average shares -diluted	4,056,963	4,846,270	4,846,270	4,224,560	4,820,817	4,820,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RECON TECHNOLOGY, LTD

unaudited condensed Consolidated Statements of Cash Flows

	For six months ended December 31,
	2013	2014	2014
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net income	¥6,786,096	¥1,598,504	$260,406
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	301,341	274,511	44,720
Gain from disposal of equipment	-	(149,480)	(24,351)
Provision for doubtful accounts	378,584	104,589	17,038
Share based compensation	895,509	1,115,030	181,645
Loss from investment	735,080	-	-
Deferred tax benefit	(32,211)	(27,977)	(4,558)
Change in fair value of warrants liability	(556)	(4,077,517)	(664,253)
Restricted shares issued for services	407,972	1,171,331	190,817
Changes in operating assets and liabilities:
Notes receivable	2,578,855	(2,977,565)	(485,064)
Trade accounts receivable	(27,881,579)	(8,572,529)	(1,396,519)
Trade accounts receivable-related parties	610,501	6,104,734	994,499
Inventories	(8,799,658)	(4,833,407)	(787,392)
Other receivable, net	1,830,372	(7,635,508)	(1,243,873)
Other receivables related parties, net	147,224	1,414,433	230,420
Purchase advance, net	472,846	2,641,583	430,330
Tax recoverable	575,650	-	-
Prepaid expense	1,223,568	(2,127,821)	(346,635)
Prepaid expense - related party, net	-	230,000	37,468
Trade accounts payable	15,717,487	1,188,511	193,616
Trade accounts payable-related parties	(3,994,718)	-	-
Other payables	(556,242)	(137,403)	(22,384)
Other payables-related parties	(723,453)	290,738	47,363
Deferred income	544,754	(1,223,397)	(199,299)
Advances from customers	83,462	(417,185)	(67,962)
Accrued payroll and employees' welfare	(1,639,401)	(132,687)	(21,616)
Accrued expenses	269,270	9,327	1,519
Taxes payable	3,292,976	779,567	126,996
Net cash used in operating activities	(6,776,271)	(15,389,618)	(2,507,069)

Cash flows from investing activities:
Purchase of property and equipment	(36,495)	(514,009)	(83,735)
Proceeds from disposal of equipment	-	341,880	55,694
Net cash used in investing activities	(36,495)	(172,129)	(28,041)

Cash flows from financing activities:
Proceeds from short-term bank loans	15,400,000	-	-
Repayments of short-term bank loans	(6,040,000)	(2,000,000)	(325,812)
Proceeds from short-term borrowings-related parties	-	9,400,000	1,531,319
Repayment of short-term borrowings	(110,375)	-	-
Repayment of short-term borrowings-related parties	(5,303,279)	(5,000,000)	(814,531)
Proceeds from sale of common stock, net of issuance costs	12,132,882	-	-
Net cash provided by financing activities	16,079,228	2,400,000	390,976

Effect of exchange rate fluctuation on cash and cash equivalents	116,711	15,125	2,467

Net ncrease (decrease) in cash and cash equivalents	9,383,173	(13,146,622)	(2,141,667)
Cash and cash equivalents at beginning of period	12,350,392	18,094,586	2,947,721
Cash and cash equivalents at end of period	¥21,733,565	¥4,947,964	$806,054

Supplemental cash flow information
Cash paid during the period for interest	¥689,828	¥510,956	$83,238
Cash paid during the period for taxes	¥-	¥203,073	$33,082

Non-cash investing and financing activities
Cancelation of prior issuance of 40,625 shares of common stock for professional services	-	1,002,721	163,350

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of the management, all adjustments (consisting only normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2014. The results of operations for the interim periods presented may not be indicative of the operating results to be expected for the Company’s fiscal year ending June 30, 2015.

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The statements as of and for the six months period ended December 31, 2014 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.1385 = US$1.00, the approximate exchange rate prevailing on December 31, 2014. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

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

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. There were no impairments at June 30, 2014 and December 31, 2014.

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

Earnings per Share (“EPS”) - Basic EPS is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding. Diluted EPS are computed by dividing net income attributable to ordinary shareholders by the weighted-average number of ordinary shares and dilutive potential ordinary share equivalents outstanding.

Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options, restricted shares and warrants (using the treasury stock method).  For the six months ended December 31, 2014, there were 104,359 restricted shares included in the weighted average dilutive shares calculation. For the three months ended December 31, 2013 and 2014, there were 62,445 and 94,106 restricted shares included in the weighted average dilutive shares calculation, respectively. The effect from options, restricted shares and warrants would have been anti-dilutive due to the fact that the exercise prices were higher than the average stock price during the six months ended December 31, 2013.

Recently Issued Accounting Pronouncements -

In November 2014, The FASB issued Accounting Standards Update (ASU) No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting, a consensus of the FASB Emerging Issues Task Force, which was ratified by the Financial Accounting Standards Board (FASB) on Oct 8, 2014. ASU No. 2014-17 impacts the stand-alone financial statements of an acquired entity (subsidiary), however it does not change the requirement for an acquirer (parent) to apply business combination accounting and record its new basis in the acquired entity’s assets, liabilities, and non-controlling interests in the acquirer’s consolidated financial statements. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. Management believes this ASU 2014-17 does not have any significant impact on the Company’s consolidated financial statements.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2014, The FASB issued Accounting Standards Update (ASU) No. 2014-18, “Business Combinations (Topic 805): accounting for identifiable intangible assets in a business combination (a consensus of the private company council)”. ASU No. 2014-18 affects all entities except for public business entities and not-for-profit entities as defined in the Master Glossary of the FASB Accounting Standards Codification®. An entity within the scope of this Update that elects the accounting alternative to recognize or otherwise consider the fair value of intangible assets as a result of any in-scope transactions should no longer recognize separately from goodwill (1) customer-related intangible assets unless they are capable of being sold or licensed independently from the other assets of the business and (2) noncompetition agreements. The decision to adopt the accounting alternative in this Update must be made upon the occurrence of the first transaction within the scope of this accounting alternative in fiscal years beginning after December 15, 2015, and the effective date of adoption depends on the timing of that first in-scope transaction. If the first in-scope transaction occurs in the first fiscal year beginning after December 15, 2015, the elective adoption will be effective for that fiscal year’s annual financial reporting and all interim and annual periods thereafter. If the first inscope transaction occurs in fiscal years beginning after December 15, 2016, the elective adoption will be effective in the interim period that includes the date of that first in-scope transaction and subsequent interim and annual periods thereafter. Early application is permitted for any interim and annual financial statements that have not yet been made available for issuance.

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. The amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The impact upon adoption would not affect our consolidated financial position or results of operations.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. Notes receivable

Notes receivable consisted of the following:

	June 30, 2014	December 31, 2014	December 31, 2014
	RMB	RMB	U.S. Dollars
Notes receivable	¥-	¥2,977,565	$485,064
Total Notes receivable	¥-	¥2,977,565	$485,064

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment. The notes are non-interest bearing and normally paid within three to six months. The Company has collected ¥2,777,565 ($452,483) on January 22, 2015.

NOTE 4. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2014	December 31, 2014	December 31, 2014
Third Party	RMB	RMB	U.S. Dollars
Trade accounts receivable	¥48,284,531	¥55,151,305	$8,984,492
Allowance for doubtful accounts	(4,730,794)	(4,800,772)	(782,076)
Total - third- party, net	¥43,553,737	¥50,350,533	$8,202,416

	June 30, 2014	December 31, 2014	December 31, 2014
Third Party – long-term	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥-	¥16,162,072	$2,632,902
Allowance for doubtful accounts	-	(1,616,207)	(263,290)
Total - long-term trade accounts receivable, net	¥-	¥14,545,865	$2,369,612

The receivable from Yabei Nuoda was recognized primarily from the sale of automation system and services based on written contracts. Based on the repayment agreement signed on August 27, 2014, the outstanding balance will be collected in four years beginning 2016, with each installment of ¥4,015,644.

	June 30, 2014	December 31, 2014	December 31, 2014
Related Party	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.*	¥5,441,498	¥-	$-
Beijing Langchen Construction Company	726,800	817,821	133,227
Xiamen Huangsheng Hitek Computer Network Co.Ltd.	100,000	100,000	16,291
Xiamen Henda Hitek Computer Network Co. Ltd.	1,211,000	2,063,000	336,076
Total - related-parties, net	¥7,479,298	¥2,980,821	$485,594

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2014	December 31, 2014	December 31, 2014
Related Party – long-term	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥16,062,574	¥-	$-
Allowance for doubtful accounts	(1,606,257)	-	-
Total - long-term trade accounts receivable, net	14,456,317	-	-

* One of the Founders, Mr. Yin Shenping, was the legal representative of Beijing Yabei Nuoda before December 2013 and Chairman as of September 30, 2014. On October 30, 2014, Mr. Yin resigned from the chairman position and thus Yabei Nuoda ceased to be a related party of the Company after October 30, 2014.

Mr. Yin does not have any equity interest in this company currently.

NOTE 5. OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30, 2014	December 31, 2014	December 31, 2014
Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥2,523,145	¥2,573,113	$419,176
Loans to third parties (B)	8,979,408	14,728,760	2,399,407
Business advance to staff (C )	6,371,923	9,071,177	1,477,751
Deposits for projects	495,961	1,071,555	174,563
Others	373,622	234,131	38,141
Allowance for doubtful accounts	(451,016)	(476,997)	(77,705)
Total	¥18,293,043	¥27,201,739	$4,431,333

Third Party	June 30, 2014	December 31, 2014	December 31, 2014
Non-Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥5,353,104	¥4,053,933	$660,411
Total	¥5,353,104	¥4,053,933	$660,411

(A)	After Jining ENI Energy Technology Co. Ltd (“ENI”) ceased to be a VIE of the Company in [ ], ENI in January 2012 agreed to repay the loan on a payment schedule, with interest accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over approximately three years on a quarterly basis beginning March 2012. The first four payments are RMB 1.2 million each. In March, June, September and December of 2012, the Company received RMB 4.8 million. Starting March 2013, installments for each quarter would be ¥1,777,653. The Company received the payments on time in March and June, 2013. On September 30, 2013, ENI proposed to extend the payment period and signed a new contract with the Company. According to the new arrangement, the then remaining balance of this loan will be repaid by June 2017 with quarterly installments of ¥699,147. The has Company received the payments timely under the new agreement.

(B)	Loans to third parties are mainly used for short-term funding to support cooperative companies. These loans are due on demand bearing no interest.

(C)	Business advance to staff represents advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other receivables - related parties represent loans to related parties for working capital advances to related entities. Such advances are due-on-demand and non-interest bearing.

Below is a summary of other receivables - related parties which consisted of the following:

Related Party	June 30, 2014	December 31, 2014	December 31, 2014
Name of Related Party	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd. *	500,000	-	-
Beijing Langchen Construction Company	913,780	-	-
Other-travel advances	653	-	-
Total	¥1,414,433	¥-	$-

* Not a related party after October 31, 2014 (See Note 3).

NOTE 6. PURCHASE ADVANCES

The Company purchased products and services from a third-party and a related party during the normal course of business. Purchase advances consisted of the following:

	June 30, 2014	December 31, 2014	December 31, 2014
Third Party	RMB	RMB	U.S. Dollars
Prepayment for inventory purchase	¥27,119,326	¥23,475,382	$3,824,286
Allowance for doubtful accounts	(1,360,261)	(1,358,940)	(221,380)
Total	¥25,759,065	¥22,116,442	$3,602,906

Below is a summary of purchase advances to related party.

	June 30, 2014	December 31, 2014	December 31, 2014
Related Party	RMB	RMB	U.S. Dollars
Xiamen Huasheng Hitek Computer Network Co. Ltd. (A)	¥394,034	¥394,034	$64,191
Total	¥394,034	¥394,034	$64,191

The Company entered into a purchase agreement with Xiamen Huasheng Hitek in September, 2014 and planned to offset the purchase advance. At September 30, 2014, remaining amount to be paid was ¥797,585, which was included in accounts payable-related party. In October, 2014, the Company didn’t offset the advance payment and paid the whole contract amount in cash.

(A)	One of the Founders and a family member collectively own 57% of Xiamen Huasheng Hitek Computer Network Co. Ltd. Current ending balance of the purchase advances to Xiamen Huasheng Hitek is expect to be settled within one year.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVENTORIES

Inventories consisted of the following:

	June 30, 2014	December 31, 2014	December 31, 2014
	RMB	RMB	U.S. Dollars
Small component parts	¥55,262	¥55,262	$9,003
Purchased goods and raw materials	272,416	165,251	26,920
Work in process	1,665,447	1,860,073	303,018
Finished goods	12,343,477	17,089,423	2,783,973
Total inventories	¥14,336,602	¥19,170,009	$3,122,914

There was no inventory obsolescence reserve at June 30, 2014 and December 31, 2014.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2014	December 31, 2014	December 31, 2014
	RMB	RMB	U.S. Dollars
Motor vehicles	¥2,314,296	¥2,291,947	$373,372
Office equipment and fixtures	709,165	793,923	129,335
Total property and equipment	3,023,461	3,085,870	502,707
Less: Accumulated depreciation	(1,701,923)	(1,717,234)	(279,748)
Property and equipment, net	¥1,321,538	¥1,368,636	$222,959

Depreciation expense was ¥150,973 and ¥153,164 ($24,951) for the three months ended December 31, 2013 and 2014, respectively.

Depreciation expense was ¥301,341 and ¥274,511 ($44,720) for the six months ended December 31, 2013 and 2014, respectively.

NOTE 9. LONG-TERM INVESTMENT

On June 28, 2013, the Company purchased 2,800,000 restricted shares of Avalon Oil and Gas, Inc. ("Avalon") for $0.089 per share, or approximately ¥1.5 million ($250,000). Since the restriction for the shares is for two years, the Company was able to acquire the shares at 50% of the market value. The investment was accounted for using the equity method and no gain or loss from equity investment was recorded for the year ended June 30, 2013 due to immateriality. As of June 30, 2014 and December 31, 2014, Recon owned 24.02% and 23.61% of Avalon’s outstanding shares, respectively. Avalon is an independent US domestic oil and natural gas producer listed on the OTCBB under the ticker symbol AOGN. Avalon is building a portfolio of oil and gas producing properties to generate asset growth. However, the stock is not actively traded and, based on available information and discussion with the management team of Avalon, we believe Avalon’s operating loss would not be recovered in the foreseeable future, therefore, the Company believes the investment was impaired and recorded an investment loss of ¥1,535,250 ( $250,000) for the year ended June 30, 2014 to write its investment own to zero.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2014	December 31, 2014	December 31, 2014
Third Party	RMB	RMB	U.S. Dollars
Consulting services	¥777,863	¥412,599	$67,215
Distributors and employees	973,707	1,126,265	183,476
Others	13,509	88,812	14,468
Total	¥1,765,079	¥1,627,676	$265,159

	June 30, 2014	December 31, 2014	December 31, 2014
Related Party	RMB	RMB	U.S. Dollars
Due to related parties (1)	¥2,560,648	¥2,499,347	$407,159
Expenses paid by the major shareholders	439,071	676,322	110,177
Due to family member of one owner on behalf of Recon	50,000	170,000	27,694
Due to management staff on behalf of Recon	256,305	251,093	40,905
Total	¥3,306,024	¥3,596,762	$585,935

(1)	Includes an advance from Xiamen Henda Haitek for RMB 2,499,347 to supplement the Company’s working capital. The advances are payable on demand and non-interest bearing.

NOTE 11. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2014	December 31, 2014	December 31, 2014
	RMB	RMB	U.S. Dollars
VAT payable	¥3,412,759	¥2,967,332	$483,397
Enterprise income tax payable	4,134,210	5,375,919	875,771
Other taxes payable	42,877	26,162	4,262
Total taxes payable	¥7,589,846	¥8,369,413	$1,363,430

NOTE 12. SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	June 30, 2014	December 31, 2014	December 31, 2014
	RMB	RMB	U.S. Dollars
Industrial and commercial bank, floating interest rate at 5.6%, due on December 24, 2014	¥2,000,000	¥-	-
Industrial and commercial bank, floating interest rate at 6.0%, due on June 24, 2015	8,000,000	8,000,000	1,303,250
Total short-term bank loans	¥10,000,000	¥8,000,000	$1,303,250

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest expense was ¥257,085 and ¥80,667 ($13,141) for the three months ended December 31, 2013 and 2014, respectively.

Interest expense was ¥476,757 and ¥238,178 ($38,801) for the six months ended December 31, 2013 and 2014, respectively.

NOTE 13. SHORT-TERM BORROWINGS DUE TO RELATED PARTIES

Short-term borrowings due to related parties are generally extended upon maturity and consisted of the following:

	June 30, 2014	December 31, 2014	December 31, 2014
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars
Short-term borrowing from a Founder, 6.6% annual interest, due on December 25, 2014	¥5,007,728	¥-	-
Short-term borrowing from a Founder, 7.0% annual interest, due on October 20, 2015	-	6,014,400	979,783
Short-term borrowing from a Founder, 6.0% annual interest, due on October 2, 2015	-	3,417,104	556,668
Short-term borrowings from Xiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2015	200,000	200,000	32,581
Total short-term borrowings due to related parties	¥5,207,728	¥9,631,504	$1,569,032

Interest expense for short-term borrowings due to related parties was ¥910 and ¥146,445 ($23,857) for the three months ended December 31, 2013 and 2014, respectively.

Interest expense for short-term borrowings due to related parties was ¥1,441 and ¥230,778 ($37,595) for the six months ended December 31, 2013 and 2014, respectively.

Note 14 –WARRANT LIABILITY

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

These common stock purchase warrants do not trade in an active securities market, and as such, their fair value is estimated by using the Black–Scholes Option Pricing Model using the following assumptions:

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	June 30,
	2014	2014
Annual dividend yield	-	-
Exercised price	5.38	5.38
Underlying stock price at valuation date	1.97	3.86
Expected life (years)	1.92	2.42
Risk-free interest rate	1.10%	0.88%
Expected volatility	113%	220%

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

The following table sets forth by level within the fair value hierarchy the warrants liability that was accounted at fair value on a recurring basis.

	Fair Value Measurement at			Carrying Value at	Carrying Value at
	June 30, 2014			June 30, 2014	June 30, 2014
	Level 1	Level 2	Level 3	RMB	USD
Warrants liability	¥-	¥5,021,621	¥-	¥5,021,621	$815,834

	Fair Value Measurement at			Carrying Value at	Carrying Value at
	December 31, 2014			December 31, 2014	December 31, 2014
	Level 1	Level 2	Level 3	RMB	USD
Warrants liability	¥-	¥930,480	¥-	¥930,480	$151,581

The following is a reconciliation of the beginning and ending balance of the warrant liability measured at fair value on a recurring basis for six months ended December 31, 2014:

	Change of warrants liability
	RMB	USD
Beginning balance - June 30, 2014	¥5,021,621	$815,834
Change of warrant liability	(4,091,141)	(664,253)
Ending balance -December 31, 2014	¥930,480	$151,581

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SHAREHOLDERS’ EQUITY

Stock offering – On November 25, 2013, the Company entered into a securities purchase agreement (“Purchase Agreement”) with certain institutional investors for the sale of 546,500 ordinary shares in a registered direct offering at the price of $4.81 per ordinary share (amended to $4.30 per ordinary share on November 29, 2013). The net cash proceeds received from the stock offering, after deducting underwriter commission and other associated fees, were ¥12,132,882 (approximately $2.0 million). In addition, warrants to purchase 163,950 ordinary shares in the aggregate were issued to the investors. The warrants will be exercisable immediately as of the date of issuance at an exercise price of $6.01 per ordinary share (amended to $5.38 per ordinary share on November 29, 2013) and expire three years from the date of issuance. The Company also issued warrants to purchase 54,650 ordinary shares to the placement agent (“Placement Agent Warrant”). The Placement Agent Warrants are on substantially the same terms as the warrants issued pursuant to the Purchase Agreement, except that these warrants are not exercisable for a period of six months and will expire three years from the initial exercise date in 2016.

In addition to the above warrants issued to the placement agent, the Company granted warrants for 170,000 sharesin connection with its IPO offering, and none of these warrants was exercised during this period.

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2014 and December 31, 2014, the balance of total statutory reserves was ¥4,148,929 and ¥4,631,899 ($754,565).

NOTE 16. STOCK-BASED COMPENSATION

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

The following is a summary of the stock options activity:

Stock Options	Shares	Weighted Average Exercise Price Per Share

Outstanding as of July 1, 2014	415,600	$4.37
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of December 31, 2014	415,600	$4.37

The following is a summary of the status of options outstanding and exercisable at December 31, 2014:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Average Remaining Contractual life (Years)	Average Exercise Price	Number	Average Remaining Contractual life (Years)
$6.00	193,000	4.58	$6.00	193,000	4.58
$2.96	222,600	7.24	-	-	-

During the six months December 31, 2014, the Company has granted restricted ordinary shares as follows:

On July 19, 2014, the Company granted 50,000 restricted shares to a non-affiliate as compensation for certain consulting service. The fair value of the restricted shares was $190,000 based on the closing stock price $3.8 at July 18, 2014.

On August 7, 2014, the Company canceled 40,625 restricted shares, which was issued to Expert Asia Investment Ltd. on May 8, 2014, as the services were not provided pursuant to the agreement it had with the Company.

On December 13, 2013, the Company granted 95,181 restricted shares to Mr. Yin Shenping and 135,181 restricted shares to Mr. Chen Guangqiang at an aggregate value of ¥4,207,496 ($688,782), based on the stock closing price of $2.99 at December 13, 2013. These restricted shares will vest over three years with one third of the shares vesting every year from the grant date. The first one third was vested on December 13, 2014 and are now non-restricted.

The Share-based compensation expense recorded for restricted shares granted were ¥66,229 and ¥705,612 ($114,949) for the six months ended December 31, 2013 and 2014, respectively. Total unrecognized share-based compensation expense for these shares as of December 31, 2014 was approximately ¥2.8 million ($0.4 million), which are expected to be recognized over a weighted average period of approximately 1.95 years.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Share-based compensation expense recorded for stock options granted were ¥414,326 and ¥409,418 ($66,697) for the six months ended December 31, 2013 and 2014, respectively. The total unrecognized share-based compensation expense for stock options as of December 31, 2014 was approximately ¥1.9 million ($0.3 million), which is expected to be recognized over a weighted average period of approximately 2.24 years.

Following is a summary of the restricted stock grants:

Restricted stock grants	Shares
Nonvested as of June 30, 2014	230,362
Granted	50,000
No vested adjustment	40,625
Cancelled	(40,625)
Vested	(126,787)
Nonvested as of December 31, 2014	153,575

NOTE 17. INCOME TAX

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

Deferred tax assets are comprised of the following:

	June 30, 2014	December 31, 2014	December 31, 2014
	RMB	RMB	U.S. Dollars
Allowance for doubtful receivables	¥1,209,961	¥1,237,938	$201,668
Total deferred income tax assets	¥1,209,961	¥1,237,938	$201,668

Deferred tax liability is comprised of the following:

	June 30, 2014	December 31, 2014	December 31, 2014
	RMB	RMB	U.S. Dollars
Income tax cost due to unpayable accounts	¥180,186	¥180,186	$29,353
Total deferred income tax liability	¥180,186	¥180,186	$29,353

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s tax provision (benefit) is comprised of the following:

	For the three months ended December 31,
	2013	2014	2014
	RMB	RMB	U.S. Dollars
Current income tax	¥1,295,941	¥644,630	$105,014
Deferred income taxes	(44,079)	(25,943)	(4,226)
Provision	¥1,251,862	¥618,687	$100,788

	For the six months ended December 31,
	2013	2014	2014
	RMB	RMB	U.S. Dollars
Current income taxes	¥1,491,400	¥676,909	$110,273
Deferred income taxes	(32,211)	(27,977)	(4,558)
Provision	¥1,459,189	¥648,932	$105,715

NOTE 18. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2014
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$299,118
Unappropriated retained earnings	3,152,687	3,250,513	6,403,200	869,812
Accumulated other comprehensive loss	(16,868)	(11,853)	(28,721)	(5,265)
Total non-controlling interest	¥4,786,819	¥3,438,660	¥8,225,479	$1,163,665

	As of December 31, 2014
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$301,539
Unappropriated retained earnings	3,388,114	3,449,759	6,837,873	1,113,932
Accumulated other comprehensive loss	(16,621)	(11,853)	(28,474)	(4,635)
Total non-controlling interest	¥5,022,493	¥3,637,906	¥8,660,399	$1,410,836

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. CONCENTRATIONS

For the three months ended December 31, 2013 and 2014, our two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented 50.7%, 14.0% and 58.83%, 10.35% of the Company’s revenue, respectively.

For the six months ended December 31, 2013 and 2014, our two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented 48.04%, 18.01% and 56.79%, 8.89% of the Company’s revenue, respectively.

For the three months ended December 31, 2013, four major suppliers accounted for 52.7% of the company’s total purchase. For the three months ended December 31, 2014, one major suppliers accounted for 20% of the company’s total purchases.

For the six months ended December 31, 2013, four major suppliers accounted for 48.8% of the company’s total purchase. For the six months ended December 31, 2014, one major suppliers accounted for 14% of the company’s total purchases.

NOTE 20. COMMITMENTS AND CONTINGENCY

(a)	Office Leases

The Company leased three offices in Beijing (two for BHD; one for Recon-JN), and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as December 31, 2014:

	Twelve months ending December 31,
	Office lease payment
	RMB	U.S. Dollars
2015	¥1,188,333	$193,587
2016	90,000	14,662
Total	¥1,278,333	$208,249

In January 2015, BHD renewed its lease agreements amounted to ¥840,000 ($136,841) for one more year.

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of December 31, 2014, the Company estimated its severance payments of approximately ¥1.5 million ($0.2 million) which has not been reflected in its unaudited condensed consolidated financial statements because the Company has determined that the likelihood to make these payments is remote.

NOTE 21. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – sales to related parties consisted of the following:

	For the three months ended December 31,
	2013	2014	2014
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd. *	¥1,242,073	¥-	$-
Xiamen Henda Haitian computer network Inc	384,615	768,118	125,131
Revenues from related parties	¥1,626,688	¥768,118	$125,131

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31,
	2013	2014	2014
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd. *	¥1,358,546	¥-	$-
Xiamen Henda Haitian computer network Inc	683,760	768,118	125,131
Revenues from related parties	¥2,042,306	¥768,118	$125,131

* Not a related party after October 31, 2014, (See Note 3).

Purchases from related parties – purchases from related parties consisted of the following:

	For the six months ended December 31,
	2013	2014	2014
	RMB	RMB	U.S. Dollars
Xiamen Hengda Hitek Computer Network Co. Ltd.	¥-	¥797,585	$129,932
Purchase from related parties	¥-	¥797,585	$129,932

There was no purchase from related parties for the three months ended December 31, 2014.

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

Short-term borrowings from related parties - The Company borrowed ¥5,207,728 and ¥9,631,504 ($1,569,032) from the Founders, their family members and senior officers as of June 30, 2014 and December 31, 2014, respectively. For the specific terms and interest rates of the borrowings, please see Note 12.

Expenses paid by the owner on behalf of Recon - One owner of Nanjing Recon, Mr. Yin and the major owner of BHD, Mr. Chen paid certain operating expense for the Company. As of June 30, 2014 and December 31, 2014, ¥284,370 and ¥676,322 ($110,177) was due to them, respectively.

NOTE 22. Variable Interest Entities

The Company reports its VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary information regarding consolidated VIEs is as follows:

	June 30, 2014	December 31, 2014	December 31, 2014
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥14,021,653	¥1,186,734	$193,326
Trade accounts receivable, net	51,033,035	53,331,354	8,688,011
Purchase advances	24,600,379	22,510,477	3,667,097
Other assets	34,097,774	51,981,630	8,468,132
Total current assets	¥123,752,841	¥129,010,195	$21,016,566

Non-current assets	15,758,115	15,897,211	2,589,755
Total Assets	¥139,510,956	¥144,907,406	$23,606,321

LIABILITIES
Trade accounts payable	¥11,413,505	¥12,602,016	$2,052,948
Taxes payable	7,589,846	8,369,413	1,363,430
Other liabilities	21,878,699	25,685,691	4,184,360
Total current liabilities	40,882,050	46,657,120	7,600,738
Total Liabilities	¥40,882,050	¥46,657,120	$7,600,738

The financial performance of VIEs reported in the condensed consolidated statement of income and comprehensive income for the three months ended December 31, 2014 includes revenues of ¥21,328,972 ($3,474,623), gross profit of ¥8,977,931 ($1,462,561), operating expenses of ¥3,63,239 ($588,619), other income of ¥119,650($19,492) and a net income of ¥4,865,655($792,646).

The financial performance of VIEs reported in the condensed consolidated statement of income and comprehensive income for the six months ended December 31, 2014 includes revenues of ¥25,632,972 ($4,175,771), gross profit of ¥9,593,245 ($1,562,799), operating expenses of ¥6,124,974 ($997,797), other income of ¥87,925($14,323) and a net income of ¥2,907,263 ($473,611).

NOTE 23. SUBSEQUENT EVENTS

On January 12, 2015 the Company borrowed ¥1.6 million from its Chief Operating Officer to supplement the Company’s working capital. This loan is due on October 12, 2015 with an annual interest rate of 6.16%.

On January 28, 2015, the Company entered into an engagement agreement with Maxim Group LLC (“Maxim”) who shall serve as the exclusive agent for the Company in connection with the Company’s offering of up to $10,000,000 of its registered shares.

On January 29, 2015, the Company’s shareholders approved an increase of its authorized shares from 25,000,000 shares to 100,000,000 shares. The shareholders also approved the Company's 2015 Equity Incentive Plan.

On January 31, 2015, the Company granted 150,000 restricted shares to Mr. Yin Shenping and 150,000 restricted shares to Mr. Chen Guangqiang under the Company’s 2015 Inventive Plan. These restricted shares will vest over three years with one third of the shares vesting every year from the grant date. The Company also granted 400,000 options to management and staff. Exercise price for each warrant is $1.65 per share and will vest over three years with one third of the warrants vesting every year from the grant date.

On February 2, 2015, the Company entered into an engagement agreement with Maxim who shall serve as the exclusive financial advisor and investment banker for the Company . Either party may terminate this engagement agreement at any time upon 30 days prior written notice after the 6 months anniversary of this agreement. Pursuant to this agreement, the Company issued 24,000 restricted shares to Maxim.

On February 13, 2015, the Company entered into certain warrants exchange agreements with certain holders (the “Holders”) of warrants to purchase 163,950 ordinary shares of the Company (the “Warrants”) issued in the Company’s November 2013 registered offering.  These Holders agreed to exchange the Warrants for 204,938 of ordinary shares (the “Exchange Shares”) equal to one hundred twenty five percent (125%) of the shares issuable upon exercise of the Warrants. The Exchange Shares will be issued to the Holders in exchange for the Warrant and without the payment of any other consideration by the Holders. Upon completion of the transaction contemplated in the Exchange Agreement, the Warrants shall will be automatically canceled and terminated.

