Form 10-Q
period 2015-03-31
Recon Technology, Ltd
filed 2015-05-15
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date. The Company is authorized to issue 100,000,000 ordinary shares. As of May 11, 2015, the Company has issued and outstanding 5,022,436 shares.

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

Overview

We are a company with limited liability incorporated in 2007 under the laws of the Cayman Islands. Headquartered in Beijing, we provide products and services to oil and gas companies and their affiliates through Nanjing Recon Technology Co. Ltd (“Nanjing Recon”) and Beijing BHD Petroleum Technology Co, Ltd (“BHD”), our Domestic Companies. As the Company contractually is controlling the Domestic Companies, we are the center of strategic management, financial control and human resources allocation.

Nanjing Recon and BHD, our business is mainly focused on the upstream sectors of the oil and gas industry. We derive our revenues from the sales and provision of (1) hardware products, (2) software products, and (3) services. Our products and services involve most of the key procedures of the extraction and production of oil and gas, and include automation systems, equipment, tools and on-site technical services.

Our Variable Interest Entities (“VIEs”) provide the oil and gas industry with equipment, production technologies, automation and services.

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

Recent Developments

During this nine-month period, affected by decreased oil prices and CAPEX expenditures of our clients, our finished projects were maintained at a lower level compared to the same period of last year. Although management expects the volume of finished projects will recover and thus revenue increase during the balance of fiscal year ending June 30, 2015. During this period, we achieved some major accomplishment on our self-developed down-hole equipment and oversea business development.

On January 29, 2015, the shareholders of the Company approved the Second Amended and Restated Memorandum of Association and Articles of Association which, among other things, include the increase of the authorized ordinary shares from 25,000,000 to 100,000,000.

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

Factors Affecting Our Business

Business Outlook

The oilfield engineering and technical service industry is generally divided into five sections: (1) exploration, (2) drilling and completion, (3) testing and logging, (4) production, and (5) oilfield construction. Thus far our businesses have been involved in completion, production and construction processes. Our management still believes we need to expand our core business, move into new markets, and develop new businesses quickly for the coming years. Management anticipates opportunities both in new markets and our existing markets. We also believe that many existing wells and oilfields need to improve or renew their equipment and service to maintain production and techniques and services like ours will be needed as new oil and gas fields are developed. In the next three years, we will focus on:

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

(2) As worldwide oil and gas prices decreased, development transform and strict management haven been recent subject of domestic oil companies. Technology reforms have been their first choice to achieve their goals about quality and efficiency upgrade. Furthermore, the construction of digital oilfield have also been one of oil companies’ long term development strategies. Even though total capital expenditure is expected to be reduced, we believe investment in technology reform will maintain at a higher level. We believe the Company will benefit from this trend.

Management is focused on these factors and will seek to extend our business on the industrial chain, such as providing more integrated services and incremental measures and growing our business from a predominantly up-ground business to include some down-hole services as well.

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

Critical Accounting Policies and Estimates

Estimates and Assumptions

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), which require us to make judgments, estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such estimate is made, and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and other disclosures included in this quarterly report. Significant accounting estimates reflected in our Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, inventory valuation, warrants liability, fair value of share based payments, and useful lives of property and equipment.

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

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, trade accounts payable, accrued liabilities, advances from customers and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term receivables and borrowings approximate fair value because their interest rates charged approximate the market rates for financial instruments with similar terms. The fair value of the warrants liability was determined using the Black-Scholes Model, as Level 2 inputs (See Note 13). Any changes in the assumptions that are used in the Black-Scholes Model may increase or decrease the warrants liability from quarter to quarter. Any change in adjustment would be charged to operations. Long-term investment is measured at fair value on a non-recurring basis at March 31, 2015, since the Company recorded an impairment loss during the year ended June 30, 2014. The fair value was determined to be zero using Level 2 inputs.

Receivables

Trade receivables are carried at original invoiced amount less a provision for any potential uncollectible amounts. Provisions are applied to trade receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Increase in our allowance for doubtful accounts would lower our net income and earnings per share.

Deferred Tax Estimates

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. Deferred tax accounting requires that we evaluate net deferred tax assets by jurisdiction to determine if these assets will more likely than not be realized. This analysis requires considerable judgment and is subject to change to reflect future events and changes in the tax laws. If an allowance is established against our deferred tax assets because they may not be fully realizable in the future, our net income and earnings per share would decrease.

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

Recently enacted accounting pronouncements

In January 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810) – Amendments to the Consolidation Analysis". The ASU concludes the FASB’s project to rescind the indefinite deferral of the VIE guidance in ASU 2009-17 (FAS 1672) for reporting entities with variable interests in legal entities that have the attributes of an investment company that meet certain criteria (ASU 2010-103). The ASU also makes changes to the VOE consolidation model. The ASU does not change the general order in which the consolidation models are applied. A reporting entity that holds an economic interest in, or is otherwise involved with, another legal entity (has a “variable interest”) should first determine if the VIE model applies, and if so, whether it holds a controlling financial interest under that model. If the entity being evaluated for consolidation is not a VIE, then the VOE model should be applied to determine whether the entity should be consolidated by the reporting entity. Since consolidation is only assessed for legal entities, the determination of whether there is a legal entity is important. It is often clear when the entity is incorporated, but unincorporated structures can also be legal entities and judgment may be required to make that determination. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. Management is evaluating the impact, if any, of this ASU on the Company’s consolidated financial statements.

Results of Operations

The following consolidated results of operations include the results of operations of the Company and its variable interest entities (“VIEs”), BHD and Nanjing Recon.

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

During the three months ended March 31, 2015, we encountered a worldwide decline of oil and gas prices and decreased CAPEX expense of our major clients. As a result, our projects were slowed and/or cancelled. Our operations and revenue were affected negatively.

Revenues

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Hardware - non-related parties	¥17,763,602	¥17,267,740	¥(495,862)	(2.8)%
Hardware - related parties	94,446	839,542	745,096	788.9%
Service	80,180	-	(80,180)	(100.0)%
Software - non-related parties	234,842	1,091,095	856,253	364.6%
Software - related parties	59,400	820,513	761,113	1,281.3%
Total revenues	¥18,232,470	¥20,018,890	¥1,786,420	9.8%

Our total revenues increased by 9.8%, or approximately ¥1.8 million ($0.3 million), from approximately ¥18.2 million for the three months ended March 31, 2014 to ¥20.0 million ($3.3 million) for the same period of 2015. The changes in our revenues for the three-month period was due to the following factors:

(1)	Hardware business - non related parties. During the three-month ended March 31, 2015, a slight decrease of ¥0.5 million ($0.1 million) in hardware revenue was mainly caused by lower sales of furnaces.

(2)	Hardware – related parties. The majority of our hardware revenue with related parties of this period was from increased requirement of system upgrading and remote guidance related service.

(3)	Service business - non related parties. Service revenue for three months ended March 31, 2014 consisted mainly of minor maintenance services, which were provided upon request by customers.

(4)	Software business. The software sales to non-related parties increased approximately ¥0.9 million ($0.1 million). We record revenue as software sales when (1) the customer signs a separate software contract with us, or (2) the customer accepts VAT invoices for software. The amount of our revenues categorized as software sales may fluctuate because certain software may be sold with hardware at times as a whole product and not separately priced.

(5)	Software business – related parties. The increase of software revenue was mainly due to increased demand of our clients, which were also software companies.

Cost and Margin

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues	¥18,232,470	¥20,018,890	¥1,786,420	9.8%
Cost of revenues	12,987,514	13,770,051	782,537	6.0%
Gross profit	¥5,244,956	¥6,248,839	¥1,003,883	19.1%
Margin %	28.8%	31.2%	2.4%	—

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

Our cost of revenues increased from approximately ¥13.0 million in the three months ended March 31, 2014 to approximately ¥13.8 million ($2.3 million) for the same period of 2015, an increase of approximately ¥0.8 million ($0.1 million), or 6.0%. This increase was mainly caused by higher revenue during the three months ended March 31, 2015 compared to the same period of 2014. As a percentage of revenues, our cost of revenues decreased from 71.2% in 2014 to 68.8% in 2015, mainly due to some contracts with lower cost during period.

Gross profit. Our gross profit increased to approximately ¥1.0 million ($0.2 million) for the three months ended March 31, 2015 from approximately ¥5.2 million for the same period in 2014 to approximately ¥6.5 million ($1.0 million) for the same period of 2015. Our gross profit as a percentage of revenue increased to 31.2% for the three months ended March 31, 2015 from 28.8% for the same period in 2014. This was mainly because we seized some system updating service related contracts with higher margin.

In more detail:

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues-hardware and software- non related parties	¥17,998,444	¥18,358,835	¥360,391	2.0%
Cost of revenues -hardware and software- non related parties	12,848,136	13,759,652	911,516	7.1%
Gross profit	¥5,150,308	¥4,599,183	¥(551,125)	(10.7)%
Margin %	28.6%	25.1%	(3.6)%	—

The revenue increase from hardware and software to non-related parties of ¥0.4 million was mainly due to the increase from the furnaces sales and automation business in the three months ended March 31, 2015. The gross profit from the hardware and software sales to non-related parties decreased ¥0.6 million ($0.1 million) compared to the same period of last year, because gross margin from burner business were lower compared to same period last year.

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues-hardware and software- related parties	¥153,846	¥1,660,055	¥1,506,209	979.0%
Cost of revenues -hardware and software - related parties	97,217	10,399	(86,818)	(89.3)%
Gross profit	¥56,629	¥1,649,656	¥1,593,027	2,813.1%
Margin %	36.8%	99.4%	62.6%	—

Revenue from related parties increased mainly due to increased sales of automation metering system increased during the three months ended March 31, 2015. Cost of this kind of business was minor because there were only some software upgrading and online debugging cost, which were much lower than general hardware business sales.

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues-service	¥80,180	¥-	¥(80,180)	(100.0)%
Cost of revenues -service	42,161	-	(42,161)	(100.0)%
Gross profit	¥38,019	¥-	¥(38,019)	(100.0)%
Margin %	47.4%		—	—

Service revenue for three months ended March 31, 2014 consisted mainly of minor maintenance services, which were provided upon request by customers.

Operating Expenses

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Selling and distribution expenses	1,097,549	1,109,838	12,289	1.1%
% of revenue	6.0%	5.5%	(0.5)%	—
General and administrative expenses	3,993,342	4,191,030	197,688	5.0%
% of revenue	21.9%	20.9%	(1.0)%	—
Research and development expenses	720,955	544,063	(176,892)	(24.5)%
% of revenue	4.0%	2.7%	(1.3)%	—
Operating expenses	¥5,811,846	¥5,844,931	¥33,085	0.6%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses remained flat at approximately ¥1.1 million for each of the three months ended March 31, 2014 and 2015. Selling expenses were 6.0% of total revenues in the three months ended March 31, 2014 and 5.5% of total revenues in the same period of 2015.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses stock based comprehensive expense and other miscellaneous expenses incurred in connection with general operations. General and administrative expenses increased by 5.0% or ¥0.2 million ($32,000), from approximately ¥4.0 million in the three months ended March 31, 2014 to approximately ¥4.2 million ($0.7 million) in the same period of 2015. General and administrative expenses were 21.9% of total revenues in 2014 and 20.9% of total revenues in 2015. The increase in general and administrative expenses was mainly due to an increase in share-based compensation.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses decreased from approximately ¥0.7 million for the three months ended March 31, 2014 to approximately ¥0.5 million ($0.1 million) for the same period of 2015. This decrease was primarily due to less research and development expense on furnaces. We will continue to strengthen R&D project management and control spending.

Net Income

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Income (loss) from operations	¥(566,890)	¥403,908	¥970,798	(171.2)%
Interest and other expense	(1,092,510)	(2,000,719)	(908,209)	83.1%
Loss before income tax	(1,659,400)	(1,596,811)	62,589	(3.8)%
Provision (benefit) for income tax	150,787	(180,927)	(331,714)	220.0%
Net loss	(1,810,187)	(1,415,884)	394,303	(21.8)%
Less: Net income attributable to non-controlling interest	120,415	111,398	(9,017)	(7.5)%
Net loss attributable to Recon Technology, Ltd	¥(1,930,602)	¥(1,527,282)	¥403,320	(20.9)%

Income (loss) from operations. Income from operations was approximately ¥0.4 million ($0.1 million) for the three months ended March 31, 2015, compared to a loss of ¥0.6 million for the same period of 2014. This increase in income from operations can be attributed primarily to the increased revenue and higher gross profit.

Interest and other expense. Interest and other expense was approximately ¥2.0 million ($0.3 million) for the three months ended March 31, 2015, compared to interest and other expense of ¥1.1 million for the same period of 2014. The ¥0.9 million ($0.1 million) increase in interest and other expense was primarily due to a loss from warrant redemptions and an increase in interest expense.

Provision (benefit) for income tax. Provision for income tax for the three months ended March 31, 2014 was approximately ¥0.2 million. Benefit for income tax was ¥0.2 million ($30,000) for the three months ended March 31, 2015. This decrease in provision for income tax was mainly due to the pre-consolidation income from operations in subsidiaries in China on which we must pay income tax, decreased for the three months ended March 31, 2015.

Net loss. As a result of the factors described above, net loss was approximately ¥1.4 million ($0.2 million) for the three months ended March 31, 2015, a decrease of approximately ¥0.4 million ($0.1 million) from net loss of ¥1.8 million for the same period of 2014.

Net loss attributable to Recon Technology, Ltd. As a result of the factors described above, net loss attributable to ordinary shareholders was approximately ¥1.5 million ($0.2 million) for the three months ended March 31, 2015, a decrease of approximately ¥0.4 million ($0.1 million) from net loss attributable to ordinary shareholders of approximately ¥1.9 million for same period of 2014.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Revenues

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Hardware - non-related parties	¥67,628,886	¥39,977,111	¥(27,651,775)	(40.9)%
Hardware - related parties	769,231	1,364,070	594,839	77.3%
Service	477,769	103,774	(373,995)	(78.3)%
Software - non-related parties	5,708,699	3,142,804	(2,565,895)	(44.9)%
Software - related parties	1,426,921	1,064,103	(362,818)	(25.4)%
Total revenues	¥76,011,506	¥45,651,862	¥(30,359,644)	(39.9)%

Our total revenues decreased by 39.9%, or approximately ¥30.4 million ($5.0 million), from approximately ¥76.0 million for the nine months ended March 31, 2014 to ¥45.7 million ($7.5 million) for the same period of 2015. The change in our revenues for the nine-month period was due to the following factors:

1)	Hardware business - non related parties. During the nine-months ended March 31, 2015, the decrease in hardware revenue was mainly caused by lower sales of furnaces and automation system.

2)	Hardware – related parties. After we achieved business entrance certification in the name of Recon and could cooperate with oilfield customers directly two years ago, we no longer required the services of a related party with such certification and, accordingly, revenue from related-parties would decrease. As long as the local agency still purchases automation products from Recon through our related parties, we will continue to recognize revenue from related parties, but we anticipate that such hardware and software related party revenue is likely to fluctuate from year to year. Major part of related party hardware revenue of this period was from increased requirement of system upgrading and remote guidance related service from some other related clients other than those of same period last year.

3)	Service business - non related parties. Service revenue for nine months ended March 31, 2015 consisted mainly of minor maintenance services, which were provided upon request by customers.

4)	Software business. The software sales to non-related parties decreased approximately ¥2.6 million ($0.4 million), mainly caused by reclassification of some company sales to non-related.

5)	Software business – related parties. During the nine months ended March 31, 2014 and 2015, we recorded software revenue of ¥1.4 million and ¥1.1 million ($0.2 million) to a related party, respectively. We record revenue as software sales if (1) the customer signs a separate software contract with us, or (2) the customer accepts VAT invoices for software. The amount of our revenues categorized as software sales may fluctuate because certain software may be sold with hardware at times as a whole product and not separately priced.

Cost and Margin

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues	¥76,011,506	¥45,651,862	¥(30,359,644)	(39.9)%
Cost of revenues	48,951,038	29,809,778	(19,141,260)	(39.1)%
Gross profit	¥27,060,468	¥15,842,084	¥(11,218,384)	(41.5)%
Margin %	35.6%	34.7%	(0.9)%	—

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

Our cost of revenues decreased from approximately ¥49.0 million for the nine months ended March 31, 2014 to approximately ¥29.8 million ($4.9 million) for the same period of 2015, a decrease of approximately ¥19.1 million ($3.1 million), or 39.1%. This decrease was mainly caused by lower revenue during the nine months ended March 31, 2015 compared to the same period of 2014. As a percentage of revenues, our cost of revenues changed slightly from 64.4% in 2014 to 65.3% in 2015.

Gross profit. Our gross profit decreased to approximately ¥15.8 million ($2.6 million) for the nine months ended March 31, 2015 from approximately ¥27.1 million for the same period in 2014. Our gross profit as a percentage of revenue decreased to 34.7% for the nine months ended March 31, 2015 from 35.6% for the same period in 2014. This was mainly due to decreased hardware revenue during the nine months ended March 31, 2015 as compared to the same period last year and also had higher software revenue with higher gross margins during the nine months ended March 31, 2014.

In more detail:

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues-hardware and software- non related parties	¥73,337,585	¥43,119,915	¥(30,217,670)	(41.2)%
Cost of revenues -hardware and software- non related parties	48,447,792	29,782,617	(18,665,175)	(38.5)%
Gross profit	¥24,889,793	¥13,337,298	¥(11,552,495)	(46.4)%
Margin %	33.9%	30.9%	(3.0)%	—

The revenue from hardware and software to non-related parties decreased by approximately ¥30.2 million was mainly due to the decrease from the furnaces sales and automation business in the nine months ended March 31, 2015. The gross profit from the hardware and software sales to non-related parties decreased by approximately ¥11.6 million ($1.9 million) compared to the same period of last year.

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues-hardware and software - related parties	¥2,196,152	¥2,428,173	¥232,021	10.6%
Cost of revenues -hardware and software - related parties	426,139	27,161	(398,978)	(93.6)%
Gross profit	¥1,770,013	¥2,401,012	¥630,999	35.6%
Margin %	80.6%	98.9%	272.0%	—

Cost of revenue from hardware and software-related parties decreased as revenue increased. Gross profit increased mainly due to most of the revenues to related parties were automation upgrad and maintaining service sales with higher gross profit.

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues-service	¥477,769	¥103,774	¥(373,995)	(78.3)%
Cost of revenues -service	77,107	-	(77,107)	(100.0)%
Gross profit	¥400,662	¥103,774	¥(296,888)	(74.1)%
Margin %	83.9%	—	—	—

Service revenue for nine months ended March 31, 2014 and 2015 consisted mainly of minor maintenance services, which were provided upon request by customers.

Operating Expenses

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Selling and distribution expenses	4,701,989	3,065,098	(1,636,891)	(34.8)%
% of revenue	6.2%	6.7%	0.5%	—
General and administrative expenses	10,450,904	11,987,761	1,536,857	14.7%
% of revenue	13.7%	26.3%	12.6%	—
Research and development expenses	4,074,953	2,444,020	(1,630,933)	(40.0)%
% of revenue	5.4%	5.4%	-	—
Operating expenses	¥19,227,846	¥17,496,879	¥(1,730,967)	(9.0)%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses decreased by 34.8%, from approximately ¥4.7 million for the nine months ended March 31, 2014 to approximately ¥3.1 million ($0.5 million) for the same period of 2015. This decrease was primarily from decreased shipping fees, service fees and traveling expenses. Selling expenses were 6.2% of total revenues in the nine months ended March 31, 2014 and 6.7% of total revenues in the same period of 2015.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses stock based comprehensive expense and other miscellaneous expenses incurred in connection with general operations. General and administrative expenses increased by 14.7%, or approximately ¥1.5 million ($0.3 million), from approximately ¥10.5 million in the nine months ended March 31, 2014 to approximately ¥12.0 million ($2.0 million) in the same period of 2015. General and administrative expenses were 13.7% of total revenues in 2014 and 26.3% of total revenues in 2015. The increase in general and administrative expenses was mainly due to an increase in consulting fees, salaries, and share-based compensation.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses decreased by 40.0%, from approximately ¥4.1 million for the nine months ended March 31, 2014 to approximately ¥2.4 million ($0.4 million) for the same period of 2015. This decrease was primarily due to lower research activities on our furnaces products. We enhanced our cost/expense control this year and may continue to be strict on our R&D project selection and implementation.

Net Income

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Income (loss) from operations	¥7,832,622	¥(1,654,795)	¥(9,487,417)	(121.1)%
Interest and other income (expense)	(1,246,737)	2,305,420	3,552,157	(284.9)%
Income before income taxes	6,585,885	650,625	(5,935,260)	(90.1)%
Provision for income taxes	1,609,976	468,005	(1,141,971)	(70.9)%
Net income	4,975,909	182,620	(4,793,289)	(96.3)%
Less: Net income attributable to non-controlling interest	1,045,396	546,071	(499,325)	(47.8)%
Net income (loss) attributable to Recon Technology, Ltd	¥3,930,513	¥(363,451)	¥(4,293,964)	(109.2)%

Income (loss) from operations. Loss from operations was approximately ¥1.7 million ($0.3 million) for the nine months ended March 31, 2015, compared to income of ¥7.8 million for the same period of 2014. This decrease in income from operations can be attributed primarily to the decreased revenue and increases in general and administrative expenses.

Interest and other income (expense). Interest and other income was approximately ¥2.3 million ($0.4 million) for the nine months ended March 31, 2015, compared to interest and other expense of ¥1.2 million for the same period of 2014. The ¥3.6 million ($0.6 million) increase in interest and other income was primarily due to changes in the fair value of our warrant liability and a decrease in loss from an investment, offset by a decrease in subsidy income and loss on warrants redemption.

Provision for income tax. Provision for income tax for the nine months ended March 31, 2014 was approximately ¥1.6 million and ¥0.5 million ($0.1 million) for the nine months ended March 31, 2015. This decrease of provision for income tax was mainly due to the pre-consolidation income from operations in subsidiaries in China on which we must pay income tax, decreased for the nine months ended March 31, 2015.

Net income . As a result of the factors described above, net income was approximately ¥0.2 million ($30,000) for the nine months ended March 31, 2015, a decrease of approximately ¥4.8 million ($0.8 million) from net income of approximately ¥5.0 million for the same period of 2014.

Net income (loss) attributable to Recon Technology, Ltd. As a result of the factors described above, net loss attributable to ordinary shareholders was approximately ¥0.4 million ($0.1 million) for the nine months ended March 31, 2015, a decrease of approximately ¥4.3 million ($0.7 million) from net income attributable to ordinary shareholders of approximately ¥3.9 million for same period of 2014.

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

	For the Nine Months Ended
	March 31,
	2014	2015	2015	Increase /	Percentage
	RMB	RMB	USD	(Decrease)	Change
Reconciliation of Adjusted EBITDA to Net Income
Net income	¥4,975,909	¥182,620	$29,894	¥(4,793,289)	(96.3)%
Provision for income taxes	1,609,976	468,005	76,608	(1,141,971)	(70.9)%
Interest expense and foreign currency adjustment	845,306	827,146	135,395	(18,160)	(2.1)%
Change in fair value of warrants liability	904,327	(4,068,329)	(665,946)	(4,972,656)	(100.0)%
Loss from investment	870,627	-	-	(870,627)	(100)%
Restricted shares issued for consulting services	407,972	1,204,903	197,231	796,931	195.3%
Loss from warrant redemptions	-	1,913,262	313,182	1,913,262	100.0%
Stock compensation expense	1,660,144	2,023,761	331,270	363,617	21.9%
Depreciation and amortization	457,439	369,284	60,448	(88,155)	(19.3)%
Adjusted EBITDA	¥11,731,700	¥2,920,652	$478,082	¥(8,811,049)	(75.1)%

Adjusted EBITDA decreased by approximately ¥8.8 million ($1.4 million) to income of approximately ¥2.9 million ($0.5 million) for the nine months ended March 31, 2015 compared to income of approximately ¥11.7 million income for the same period in 2014. This was mainly due to decreased revenue, non-operation income related to warrant and warrant redemptions and increased share-based expenses.

Adjusted Net Income and Adjusted Earnings (Loss) Per Share

	For the Nine Months Ended
	March 31,
	2014	2015	2015
	RMB	RMB	USD
Reconciliation of Net Income (loss) attributable to Recon Technology, Ltd to Adjusted Net Income (loss) attributable to Recon Technology, Ltd
Net income (loss) attributable to Recon Technology, Ltd	¥3,930,513	¥(363,451)	$(59,493)
Noncash items (A):
Change in fair value of warrants liability	904,327	(4,068,329)	(665,946)
Loss from investment	870,627	-	-
Restricted shares issued for consulting services	407,972	1,204,903	197,231
Loss from warrants redemption	-	1,913,262	313,182
Stock compensation expense	1,660,144	2,023,761	331,270
Adjusted net income attributable to Recon Technology, Ltd	¥7,773,583	¥710,146	$116,244

Reconciliation of U.S. GAAP Earnings (Loss) Per Share to Non U.S. GAAP Adjusted Earnings Per Share
U.S. GAAP earnings (loss) per share	¥0.92	¥(0.08)	$(0.01)
Impact of noncash items on earnings per share	0.89	0.22	0.04
Non U.S. GAAP adjusted earnings per share	¥1.81	¥0.15	$0.02
Weighted - average shares -diluted	4,269,510	4,773,803	4,773,803

(A) Noncash items are certain non-cash expenses that are included in our U.S. GAAP reported results. There was no income tax benefit associated with the special items. The non-GAAP financial measures are provided to enhance investors' overall understanding of Recon's current financial performance.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of March 31, 2015, we had cash and cash equivalents in the amount of approximately ¥4.7 million ($0.8 million). As of June 30, 2014, we had cash and cash equivalents in the amount of approximately ¥18.1 million ($2.9 million).

Indebtedness. As of March 31, 2015, except for approximately ¥10.2 million ($1.7 million) of short-term borrowings from related parties, and ¥8.0 million ($1.3 million) in commercial loans from local banks, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations, bank loans and short-term borrowings and loans from related parties including our Chief Technology Officer. As of March 31, 2015, we had total assets of approximately ¥161.0 million ($26.4 million), which includes cash of approximately ¥4.7 million ($0.8 million), net accounts receivable from third parties of approximately ¥56.4 million ($9.2 million), and net accounts receivable from related parties of approximately ¥4.9 million ($0.8 million). Working capital amounted to approximately ¥90.0 million ($14.7 million), and shareholders’ equity amounted to approximately ¥100.5 million ($16.4 million).

Cash from Operating Activities. Net cash used in operating activities was approximately ¥16.2 million ($2.7 million) for the nine months ended March 31, 2015. This was an increase of approximately ¥0.9 million ($0.2 million) compared to net cash used in operating activities of approximately ¥15.3 million for the nine months ended March 31, 2014. In more detail:

Net cash used in operating activities totaled approximately ¥16.2 million for the nine months ended March 31, 2015, and was primarily attributable to net income adjusted to reconcile to net cash used in operating activities of ¥0.2 million, which primarily included ¥2.0 million of share based compensation, an adjustment for a ¥4.1 million change in fair value of a warrant liability and a ¥1.9 million loss from warrant redemptions. Net cash used in changes in operating assets and liabilities resulted in a net cash used of ¥17.9 million, which was mainly due to a ¥10.4 million change in accounts receivable, a ¥4.8 million change in inventory, a ¥5.6 million change in other receivable, a ¥1.6 million change in prepaid expense, and a ¥1.6 million change in deferred income, offset by a ¥1.8 million change in purchase advance and a ¥6.0 million change in trade payable and other payable. Our net cash used in operating activities were primarily for purchases of inventories for projects in the upcoming quarters.

Cash from Investing Activities. Net cash used in investing activities was approximately ¥0.2 million ($26,000) for the nine months ended March 31, 2015, which remained flat as compared to the same period of 2014. A ¥0.3 million increase in the purchase of property and equipment was offset by the proceeds from disposal of equipment.

Cash from Financing Activities. Net cash provided by financing activities amounted to ¥3.0 million ($0.5 million) for the nine months ended March 31, 2015, as compared to cash flows provided by financing activities of approximately ¥11.9 million for the same period in 2014. During the nine-month period ended March 31, 2015, we repaid ¥2.0 million ($0.3 million) in short term bank loans and received ¥5.0 million ($0.9 million) of net proceeds from a related party.

Working Capital. Total working capital as of March 31, 2015 amounted to approximately ¥90.0 million ($14.7 million), compared to approximately ¥83.1 million as of June 30, 2014. Total current assets as of March 31, 2015 amounted to approximately ¥141.8 million ($23.2 million), an increase of approximately ¥8.4 million ($1.5 million) compared to approximately ¥133.4 million at June 30, 2014. The increase in total current assets at March 31, 2015 compared to June 30, 2014 was mainly due to an increase in trade accounts receivable, inventory and other receivables.

Current liabilities amounted to approximately ¥51.7 million ($8.5 million) at March 31, 2015, in comparison to approximately ¥50.3 million at June 30, 2014. This decrease of liabilities was attributable mainly to a decrease in warrant liability and short-term bank loans, offset by an increase in trade accounts payable and short-term borrowings – related party.

Capital Needs. Our management believes that our current operations can satisfy our daily working capital needs. We may also raise capital through public offering or private placement to finance further expansion of our business and to consummate any possible merge and acquisition, if necessary.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2015, the company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 1992 COSO framework. Based on the foregoing, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

 Management continues to focus on internal control over financial reporting.  As of March 31, 2015, the Company has completed the necessary documentation of our internal controls and will further implement the following remedial initiatives:

•   Improve the design and documentation related to multiple levels of review over financial statements included in our SEC filings;

•   Expand the design and assessment test work over the monitoring function of entity level controls;

•   Enhance documentation retention policies over test work related to continuous management assessments of internal control effectiveness; and

•   Expand documentation practices and policies related to various key controls to provide support and audit trails for both internal management assessment as well as external auditor testing.

•   Implement and update the internal controls to be in compliance with the 2013 COSO framework.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as disclosed above.

Part II Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	None

(c)	None

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.21	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.22	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.23	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.24	Operating Agreement among Recon Technology (Jining) Co. Ltd., Jining ENI Energy Technology Co., Ltd., and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.25	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.26	Form of Warrant Exchange Agreement dated February 13, 2015 Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q for quarter ended December 31, 2014 filed on February 13, 2015

10.27	Placement Agent Warrant Exchange Agreement dated April 15, 2015 (3)

21.1	Subsidiaries of the Registrant (2)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed on January 31, 2012.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

May 15, 2015	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

May 15, 2015	By:	/s/ Yin Shen ping
Yin Shen ping
Chief Executive Officer

RECON TECHNOLOGY, LTD

RECON TECHNOLOGY, LTD

condensed Consolidated Balance Sheets

(UNAUDITED)

	As of June 30,	As of March 31,	As of March 31,
	2014	2015	2015
ASSETS	RMB	RMB	U.S. Dollars
Current assets
Cash and cash equivalents	¥18,094,586	¥4,665,869	$763,757
Notes receivable	-	400,000	65,476
Trade accounts receivable, net	43,553,737	56,444,463	9,239,407
Trade accounts receivable- related parties, net	7,479,298	4,860,821	795,669
Inventories, net	14,336,602	19,127,861	3,131,044
Other receivables, net	18,293,043	27,180,449	4,449,174
Other receivables- related parties	1,414,433	-	-
Purchase advances, net	25,759,065	22,870,397	3,743,660
Purchase advances- related parties	394,034	394,034	64,500
Prepaid expenses	2,634,664	4,200,662	687,608
Prepaid expenses - related parties	230,000	362,400	59,321
Deferred tax asset	1,209,961	1,260,442	206,322
Total current assets	133,399,423	141,767,398	23,205,938

Property and equipment, net	1,321,538	1,273,521	208,463
Long-term trade accounts receivable, net	-	14,545,865	2,381,016
Long-term trade accounts receivable - related parties, net	14,456,317	-	-
Long-term other receivable	5,353,104	3,394,731	555,684
Total Assets	¥154,530,382	¥160,981,515	$26,351,101

LIABILITIES AND EQUITY
Current liabilities
Short-term bank loans	¥10,000,000	¥8,000,000	$1,309,522
Trade accounts payable	11,413,505	17,456,282	2,857,423
Other payables	1,765,079	1,199,015	196,267
Other payable- related parties	3,306,024	3,725,403	609,812
Deferred revenue	4,419,824	2,776,485	454,483
Advances from customers	801,385	395,600	64,756
Accrued payroll and employees' welfare	417,624	309,558	50,672
Accrued expenses	203,051	356,980	58,435
Taxes payable	7,589,846	6,900,393	1,129,527
Short-term borrowings- related parties	5,207,728	10,218,308	1,672,637
Deferred tax liability	180,186	180,186	29,495
Warrants liability	5,021,621	199,179	32,604
Total current liabilities	50,325,873	51,717,389	8,465,633

Commitments and Contingency

Equity
Common stock, ($ 0.0185 U.S. dollar par value,25,000,000 and 100,000,000 shares authorized as of June 30,2014 and March 31, 2015, respectively; 4,717,336 and 5,022,436 shares issued and outstanding as of June 30, 2014 and March 31, 2015, respectively)	616,865	651,495	106,641
Additional paid-in capital	83,061,058	87,906,399	14,389,419
Appropriated retained earnings	4,148,929	4,725,803	773,568
Unappropriated retained earnings	8,431,453	7,491,128	1,226,224
Accumulated other comprehensive loss	(279,275)	(282,129)	(46,183)
Total shareholders’ equity	95,979,030	100,492,696	16,449,669
Non-controlling interest	8,225,479	8,771,430	1,435,799
Total equity	104,204,509	109,264,126	17,885,468
Total Liabilities and Equity	¥154,530,382	¥160,981,515	$26,351,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

condensed Consolidated Statements of OPERATIONS and Comprehensive Income (LOSS)

(UNAUDITED)

	For the nine months ended			For the three months ended
	March 31,			March 31,
	2014	2015	2015	2014	2015	2015
	RMB	RMB	USD	RMB	RMB	USD

Revenues
Hardware and software	¥73,337,585	¥43,119,915	$7,058,309	¥17,998,444	¥18,358,835	$3,005,162
Service	477,769	103,774	16,987	80,180	-	-
Hardware and software - related parties	2,196,152	2,428,173	397,468	153,846	1,660,055	271,735
Total revenues	76,011,506	45,651,862	7,472,764	18,232,470	20,018,890	3,276,897
Cost of revenues
Hardware and software	¥48,447,792	¥29,782,617	$4,875,124	¥12,848,136	¥13,759,652	$2,252,321
Service	77,107	-	-	42,161	-	-
Hardware and software - related parties	426,139	27,161	4,446	97,217	10,399	1,702
Total cost of revenues	48,951,038	29,809,778	4,879,570	12,987,514	13,770,051	2,254,023
Gross profit	27,060,468	15,842,084	2,593,194	5,244,956	6,248,839	1,022,874

Selling and distribution expenses	4,701,989	3,065,098	501,727	1,097,549	1,109,838	181,670
General and administrative expenses	10,450,904	11,987,761	1,962,279	3,993,341	4,191,030	686,031
Research and development expenses	4,074,953	2,444,020	400,062	720,956	544,063	89,058
Operating expenses	19,227,846	17,496,879	2,864,068	5,811,846	5,844,931	956,759

Income (loss) from operations	7,832,622	(1,654,795)	(270,874)	(566,890)	403,908	66,115

Other income (expenses)
Subsidy income	1,220,024	639,473	104,675	201,711	155,155	25,397
Interest income	296,997	225,701	36,945	92,027	68,233	11,169
Interest expense	(757,226)	(808,065)	(132,272)	(277,578)	(339,109)	(55,509)
Loss from investment	(870,627)	-	-	(135,547)	-	-
Change in fair value of warrants liability	(904,327)	4,068,329	665,946	(904,883)	(9,188)	(1,504)
Loss from foreign currency exchange	(88,080)	(19,081)	(3,123)	31,312	1,799	294
Loss from warrant redemptions	-	(1,913,262)	(313,182)	-	(1,913,262)	(313,182)
Other expense	(143,498)	112,325	18,387	(99,552)	35,653	5,836

Income (loss) before income tax	6,585,885	650,625	106,502	(1,659,400)	(1,596,811)	(261,384)
Provision (benefit) for income tax	1,609,976	468,005	76,608	150,787	(180,927)	(29,616)
Net Income (loss)	4,975,909	182,620	29,894	(1,810,187)	(1,415,884)	(231,768)

Less: Net income attributable to non-controlling interest	1,045,396	546,071	89,386	120,415	111,398	18,235
Net Income (loss) attributable to Recon Technology, Ltd	¥3,930,513	¥(363,451)	$(59,492)	¥(1,930,602)	¥(1,527,282)	$(250,003)

Comprehensive income (loss)
Net income (loss)	4,975,909	182,620	29,894	(1,810,187)	(1,415,884)	(231,768)
Foreign currency translation adjustment	(40,833)	(2,854)	(467)	(118,110)	(7,580)	(1,241)
Comprehensive income (loss)	4,935,076	179,766	29,427	(1,928,297)	(1,423,464)	(233,009)
Less: Comprehensive income attributable to non-controlling interest	1,041,313	545,952	89,367	108,604	111,032	18,175
Comprehensive income (loss) attributable to Recon Technology, Ltd	¥3,893,763	¥(366,186)	$(59,940)	¥(2,036,901)	¥(1,534,496)	$(251,184)

Earnings (loss) per common share - basic	¥0.93	¥(0.08)	$(0.01)	¥(0.43)	¥(0.32)	$(0.05)
Earnings (loss) per common share - diluted	¥0.92	¥(0.08)	$(0.01)	¥(0.43)	¥(0.32)	$(0.05)
Weighted - average shares -basic	4,211,785	4,773,803	4,757,112	4,528,311	4,839,004	4,839,004
Weighted - average shares -diluted	4,269,510	4,773,803	4,757,112	4,528,311	4,839,004	4,839,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	For the nine months ended
	2014	2015	2015
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net income	¥4,975,909	¥182,620	$29,894
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	457,439	369,284	60,448
(Gain)/loss from disposal of equipment	67,587	(149,504)	(24,472)
Provision for doubtful accounts	668,610	254,622	41,679
Share based compensation	1,660,144	2,023,761	331,270
Loss from investment	870,627	-	-
Deferred tax benefit	(75,715)	(50,481)	(8,263)
Change in fair value of warrants liability	904,327	(4,068,329)	(665,946)
Restricted shares issued for services	407,972	1,204,903	197,231
Loss from warrants redemption	-	1,913,262	313,182
Changes in operating assets and liabilities:
Notes receivable	2,578,855	(400,000)	(65,476)
Trade accounts receivable	(17,127,239)	(29,115,292)	(4,765,889)
Trade accounts receivable-related parties	1,487,501	18,681,051	3,057,906
Inventories	(8,823,683)	(4,791,259)	(784,282)
Other receivable, net	688,724	(7,022,533)	(1,149,521)
Other receivables related parties, net	77,697	1,414,433	231,529
Purchase advance, net	(5,325,269)	1,797,628	294,254
Tax recoverable	575,650	-	-
Prepaid expense	(580,144)	(1,565,998)	(256,339)
Prepaid expense - related party, net	-	(132,400)	(21,673)
Trade accounts payable	6,211,777	6,042,777	989,144
Trade accounts payable-related parties	(3,994,718)	-	-
Other payables	(191,528)	(566,064)	(92,659)
Other payables-related parties	(857,338)	419,379	68,648
Deferred revenue	945,091	(1,643,339)	(268,999)
Advances from customers	(195,100)	(405,785)	(66,423)
Accrued payroll and employees' welfare	(1,603,340)	(108,066)	(17,689)
Accrued expenses	(242,617)	185,433	30,354
Taxes payable	1,155,303	(689,453)	(112,857)
Net cash used in operating activities	(15,283,478)	(16,219,350)	(2,654,949)

Cash flows from investing activities:
Purchase of property and equipment	(258,922)	(514,009)	(84,138)
Proceeds from disposal of equipment	98,000	356,247	58,314
Net cash used in investing activities	(160,922)	(157,762)	(25,824)

Cash flows from financing activities:
Proceeds from short-term bank loans	18,500,000	-	-
Repayments of short-term bank loans	(12,870,000)	(2,000,000)	(327,380)
Proceeds from short-term borrowings-related parties	-	12,550,000	2,054,312
Repayment of short-term borrowings	(570,375)	-	-
Repayment of short-term borrowings-related parties	(5,303,279)	(7,550,000)	(1,235,861)
Proceeds from sale of common stock, net of issuance costs	12,132,882	-	-
Net cash provided by financing activities	11,889,228	3,000,000	491,071

Effect of exchange rate fluctuation on cash and cash equivalents	68,669	(51,605)	(8,449)

Net decrease in cash and cash equivalents	(3,486,503)	(13,428,717)	(2,198,151)
Cash and cash equivalents at beginning of period	12,350,392	18,094,586	2,961,908
Cash and cash equivalents at end of period	¥8,863,889	¥4,665,869	$763,757

Supplemental cash flow information
Cash paid during the period for interest	¥952,125	¥808,065	$132,272
Cash paid during the period for taxes	¥700,268	¥616,225	$100,870

Non-cash investing and financing activities
Cancelation of prior issuance of 40,625 shares of common stock for Advisoring services	-	(1,002,721)	(164,136)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND NATURE OF OPERATIONS

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

On January 29, 2015, the Company increased its authorized shares from 25,000,000 to 100,000,000 ordinary shares.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2014. The results of operations for the interim periods presented may not be indicative of the operating results to be expected for the Company’s fiscal year ending June 30, 2015.

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The statements as of and for the nine months period ended March 31, 2015 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.1091 = US$1.00, the approximate exchange rate prevailing on March 31, 2015. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

Estimates and assumptions- The preparation of the consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant estimates include revenue recognition, allowance for doubtful accounts, inventory valuation, warrants liability, the useful lives of property and equipment and the fair value of stock based payments. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, purchase advances, trade accounts payable, accrued liabilities, advances from customers, short-term bank loan and short-term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term borrowings approximate fair value because the interest rate charged approximates the market rate. Long-term other receivables approximate fair value because interest rate approximates the market rate. Long-term investment is carried at fair value, which was value determined using level 1 inputs. (See Note 8.)

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Trade Accounts, Notes and Other Receivables – Accounts and notes receivable are generates from products sold to or services provided to customers. Accounts receivable are carried at original invoiced amount less a provision for any potential uncollectible amounts. Accounts are considered past due when the related receivables are more than a year old. Provision is made against trade accounts and other receivables to the extent they are considered to be doubtful. Accounts are written off after extensive efforts at collection. Other receivables arise from transactions with non-trade customers. Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payments. The notes are non-interest bearing and normally paid within three to six months.

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

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. There were no impairments at June 30, 2014 and March 31, 2015.

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

Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options, restricted shares and warrants (using the treasury stock method).  For the nine months ended March 31, 2014, there were 57,725 restricted shares included in the weighted average dilutive shares calculation. The effect from options, restricted shares and warrants would have been anti-dilutive due to the fact that we incurred a net loss during the nine months ended March 31, 2015 and three months ended March 31, 2014 and 2015.

Recently Issued Accounting Pronouncements -

In January 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810) – Amendments to the Consolidation Analysis". The ASU concludes the FASB’s project to rescind the indefinite deferral of the VIE guidance in ASU 2009-17 for reporting entities with variable interests in legal entities that have the attributes of an investment company that meet certain criteria (ASU 2010-103). The ASU also makes changes to the VOE consolidation model. The ASU does not change the general order in which the consolidation models are applied. A reporting entity that holds an economic interest in, or is otherwise involved with, another legal entity (has a “variable interest”) should first determine if the VIE model applies, and if so, whether it holds a controlling financial interest under that model. If the entity being evaluated for consolidation is not a VIE, then the VOE model should be applied to determine whether the entity should be consolidated by the reporting entity. Since consolidation is only assessed for legal entities, the determination of whether there is a legal entity is important. It is often clear when the entity is incorporated, but unincorporated structures can also be legal entities and judgment may be required to make that determination. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. Management is evaluating the significant impact, if any, on the Company’s consolidated financial statements.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2014	March 31, 2015	March 31, 2015
Third Party	RMB	RMB	U.S. Dollars
Trade accounts receivable	¥48,284,531	¥61,237,751	$10,024,022
Allowance for doubtful accounts	(4,730,794)	(4,793,288)	(784,615)
Total - third- party, net	¥43,553,737	¥56,444,463	$9,239,407

	June 30, 2014	March 31, 2015	March 31, 2015
Third Party – Long-term	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd *.	¥-	¥16,162,072	$2,645,573
Allowance for doubtful accounts	-	(1,616,207)	(264,557)
Total - long-term trade accounts receivable, net	¥-	¥14,545,865	$2,381,016

The receivable from Yabei Nuoda was recognized primarily from the sale of automation system and services based on written contracts. Based on the repayment agreement signed on August 27, 2014, the outstanding balance will be collected in four years beginning 2016, with each installment of ¥4,015,644.

* One of the Founders, Mr. Yin Shenping, was the legal representative of Beijing Yabei Nuoda Science and Technology Co. Ltd (“Yabei Nuoda”) before December 2013 and Chairman as of September 30, 2014. On October 30, 2014, Mr. Yin resigned from the chairman position and thus Yabei Nuoda is not a related party of the Company after October 30, 2014.

Mr. Yin does not have any equity interest in this company currently.

	June 30, 2014	March 31, 2015	March 31, 2015
Related Party	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd. *	¥5,441,498	¥-	$-
Beijing Langchen Construction Company	726,800	817,821	133,869
Xiamen Huangsheng Hitek Computer Network Co.Ltd.	100,000	980,000	160,417
Xiamen Henda Hitek Computer Network Co. Ltd.	1,211,000	3,063,000	501,383
Total - related-parties, net	¥7,479,298	¥4,860,821	$795,669

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2014	March 31, 2015	March 31, 2015
Third Party – Long-term	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd .	¥16,062,574	¥-	$-
Allowance for doubtful accounts	(1,606,257)	-	-
Total - long-term trade accounts receivable, net	¥14,456,317	¥-	$-

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30, 2014	March 31, 2015	March 31, 2015
Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥2,523,145	¥3,297,614	$539,787
Loans to third parties (B)	8,979,408	14,137,270	2,314,133
Business advance to staff (C )	6,371,923	8,609,900	1,409,357
Deposits for projects	495,961	613,130	100,363
Others	373,622	1,067,050	174,666
Allowance for doubtful accounts	(451,016)	(544,515)	(89,132)
Total	¥18,293,043	¥27,180,449	$4,449,174

Third Party	June 30, 2014	March 31, 2015	March 31, 2015
Non-Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥5,353,104	¥3,394,731	$555,684
Total	¥5,353,104	¥3,394,731	$555,684

(A)

After ENI ceased to be a VIE of the Company, ENI in January 2012 agreed to repay the loan on a payment schedule, with interest accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over approximately three years on a quarterly basis beginning March 2012. The first four payments are RMB 1.2 million each. In March, June, September and December of 2012, the Company received RMB 4.8 million. Starting March 2013, installments for each quarter would be ¥1,777,653. The Company received the payments on time in March and June, 2013. On September 30, 2013, ENI proposed to extend the payment period and signed a new contract with the Company. According to the new arrangement, the remaining part of this loan will be repaid over four years  with quarterly installments of ¥699,147. The Company has continued to receive the payments under the agreement. The payment due on March 30, 2015 was received on April 08, 2015.

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

Below is a summary of other receivables - related parties which consisted of the following:

Related Party	June 30, 2014	March 31, 2015	March 31, 2015
Name of Related Party	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd. *	¥500,000	-	$-
Beijing Langchen Construction Company	913,780	-	-
Other-business advances	653	-	-
Total	¥1,414,433	¥-	$-

* Not a related party after October 31, 2014.

NOTE 5. PURCHASE ADVANCES

The Company purchased products and services from a third-party and a related party during the normal course of business. Purchase advances consisted of the following:

	June 30, 2014	March 31, 2015	March 31, 2015
Third Party	RMB	RMB	U.S. Dollars
Prepayment for inventory purchase	¥27,119,326	¥24,319,337	$3,980,838
Allowance for doubtful accounts	(1,360,261)	(1,448,940)	(237,178)
Total	¥25,759,065	¥22,870,397	$3,743,660

Below is a summary of purchase advances to related party.

	June 30, 2014	March 31, 2015	March 31, 2015
Related Party	RMB	RMB	U.S. Dollars
Xiamen Huasheng Hitek Computer Network Co. Ltd. (A)	¥394,034	¥394,034	$64,500
Total	¥394,034	¥394,034	$64,500

The Company entered into a purchase agreement with Xiamen Huasheng Hitek in September, 2014 and planned to offset the purchase advance. At September 30, 2014, remaining amount to be paid was ¥797,585, which was included in accounts payable-related party. In October, 2014, the Company didn’t offset the advance payment and paid the whole contract amount in cash.

(A)	One of the Founders and a family member collectively own 57% of Xiamen Huasheng Hitek Computer Network Co. Ltd. Current ending balance of the purchase advances to Xiamen Huasheng Hitek is expect to be settled before year end.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INVENTORIES

Inventories consisted of the following:

	June 30, 2014	March 31, 2015	March 31, 2015
	RMB	RMB	U.S. Dollars
Small component parts	¥55,262	¥55,232	$9,041
Purchased goods and raw materials	272,416	636,368	104,167
Work in process	1,665,447	2,457,649	402,293
Finished goods	12,343,477	15,978,612	2,615,543
Total inventories	¥14,336,602	¥19,127,861	$3,131,044

There was no inventory obsolescence reserve at June 30, 2014 and March 31, 2015.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2014	March 31, 2015	March 31, 2015
	RMB	RMB	U.S. Dollars
Motor vehicles	¥2,314,296	¥2,244,148	$367,345
Office equipment and fixtures	709,165	793,923	129,957
Total property and equipment	3,023,461	3,038,071	497,302
Less: Accumulated depreciation	(1,701,923)	(1,764,550)	(288,839)
Property and equipment, net	¥1,321,538	¥1,273,521	$208,463

Depreciation expense was ¥156,098 and ¥94,773 ($15,513) for the three months ended March 31, 2014 and 2015, respectively.

Depreciation expense was ¥457,439 and ¥369,284 ($60,448) for the nine months ended March 31, 2014 and 2015, respectively.

NOTE 8. LONG-TERM INVESTMENT

On June 28, 2013, the Company purchased 2,800,000 restricted shares of Avalon Oil and Gas, Inc. ("Avalon") for $0.089 per share, or approximately ¥1.5 million ($250,000). Since the restriction for the shares is for two years, the Company was able to acquire the shares at 50% of the market value. The investment was accounted for using the equity method and no gain or loss from equity investment was recorded for the year ended June 30, 2013 due to immateriality. As of June 30, 2014 and March 31, 2015, Recon owned 24.02% and 23.61 % of Avalon’s outstanding shares, respectively. Avalon is an independent US domestic oil and natural gas producer listed on the OTCBB under the ticker symbol AOGN. Avalon is building a portfolio of oil and gas producing properties to generate asset growth. However, the stock is not actively traded and, based on available information and discussion with the management team of Avalon, we believe Avalon’s operating loss would not be recovered in the foreseeable future, therefore, the Company considered the investment to be impaired and recorded an investment loss of ¥1,535,250 ($250,000) for the year ended June 30, 2014 to write its investment down to zero.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2014	March 31, 2015	March 31, 2015
Third Party	RMB	RMB	U.S. Dollars
Consulting services	¥777,863	¥774,927	$126,848
Distributors and employees	973,707	411,607	67,376
Others	13,509	12,481	2,043
Total	¥1,765,079	¥1,199,015	$196,267

	June 30, 2014	March 31, 2015	March 31, 2015
Related Party	RMB	RMB	U.S. Dollars
Due to related parties (1)	¥2,560,648	¥2,499,347	$409,119
Expenses paid by the major shareholders	439,071	974,964	159,592
Due to family member of one owner on behalf on Recon	50,000	-	-
Due to management staff on behalf of Recon	256,305	251,092	41,101
Total	¥3,306,024	¥3,725,403	$609,812

(1)	Includes an advance from Xiamen Henda Haitek for RMB 2,499,347 to supplement the Company’s working capital. The advances are payable on demand and non-interest bearing.

NOTE 10. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2014	March 31, 2015	March 31, 2015
	RMB	RMB	U.S. Dollars
VAT payable	¥3,412,759	¥2,768,996	$453,258
Enterprise income tax payable	4,134,210	4,084,853	668,651
Other taxes payable	42,877	46,544	7,618
Total taxes payable	¥7,589,846	¥6,900,393	$1,129,527

NOTE 11. SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	June 30, 2014	March 31, 2015	March 31, 2015
	RMB	RMB	U.S. Dollars
Industrial and commercial bank, floating interest rate at 5.6%, due on December 24, 2014	¥2,000,000	¥-	-
Industrial and commercial bank, floating interest rate at 6.0%, due on June 24, 2015	8,000,000	8,000,000	1,309,522
Total short-term bank loans	¥10,000,000	¥8,000,000	$1,309,522

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest expense was ¥277,445 and ¥162,000 ($26,518) for the three months ended March 31, 2014 and 2015, respectively.

Interest expense was ¥754,202 and ¥400,178 ($65,505) for the nine months ended March 31, 2014 and 2015, respectively.

NOTE 12. SHORT-TERM BORROWINGS DUE TO RELATED PARTIES

Short-term borrowings due to related parties are generally extended upon maturity and consisted of the following:

	June 30, 2014	March 31, 2015	March 31, 2015
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars
Short-term borrowing from a Founder, 6.6% annual interest, due on December 25, 2014	¥5,007,728	¥-	-
Short-term borrowing from a Founder, 7.0% annual interest, due on October 22, 2015		6,014,400	984,499
Short-term borrowing from a Founder, 6.0% annual interest, due on October 2, 2015		3,402,658	556,982
Short-term borrowing from a Founder, 6.2% annual interest, due on October 12, 2015		601,250	98,418
Short-term borrowings from Xiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2015	200,000	200,000	32,738
Total short-term borrowings due to related parties	¥5,207,728	¥10,218,308	$1,627,637

Interest expense for short-term borrowings due to related parties was none and ¥177,109 ($28,991) for the three months ended March 31, 2014 and 2015, respectively.

Interest expense for short-term borrowings due to related parties was ¥1,441 and ¥407,887 ($66,767) for the nine months ended March 31, 2014 and 2015, respectively.

Note 13 –WARRANT LIABILITY

In connection with the stock offering in November 2013, the Company issued warrants to certain institutional investors and placement agent to purchase 218,600 ordinary shares at exercise price of $5.38.

On February 13, 2015, the Company redeemed 163,950 warrants by issuing 204,938 ordinary shares (1.25 shares of ordinary shares to exchange one warrant) to institutional investors. Based on the stock price of $2.11 and fair value of warrants liability on February 23, 2015, the Company recorded a loss on warrant redemption of ¥1,913,262 ($313,182) for the three and nine months ended March 31, 2015.

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

These common stock purchase warrants do not trade in an active securities market, and as such, their fair value is estimated by using the Black–Scholes Option Pricing Model using the following assumptions:

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	June 30,
	2015	2014
Annual dividend yield	-	-
Exercised price	5.38	5.38
Underlying stock price at valuation date	1.80	3.86
Expected life (years)	1.67	2.42
Risk-free interest rate	0.56%	0.88%
Expected volatility	122%	220%

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

The following table sets forth by level within the fair value hierarchy the warrants liability that was accounted at fair value on a recurring basis.

	Fair Value Measurement at			Carrying Value at	Carrying Value at
	June 30, 2014			June 30, 2014	June 30, 2014
	Level 1	Level 2	Level 3	RMB	USD
Warrants liability	¥-	¥5,021,621	¥-	¥5,021,621	$815,834

	Fair Value Measurement at			Carrying Value at	Carrying Value at
	March 31, 2015			March 31, 2015	March 31, 2015
	Level 1	Level 2	Level 3	RMB	USD
Warrants liability	¥-	¥199,179	¥-	¥199,179	$32,604

The following is a reconciliation of the beginning and ending balance of the warrant liability measured at fair value on a recurring basis for nine months ended March 31, 2015:

	Change of warrants liability
	RMB	USD
Beginning balance - June 30, 2014	¥5,021,621	$815,834
Warrant redemption	(754,113)	(117,284)
Change of warrant liability	(4,068,329)	(665,946)
Ending balance -March 31, 2015	¥199,179	$32,604

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is the warrant activities:

		Weighted Average
		Exercise Price
Warrants	Shares	Per Share
Outstanding as of June 30, 2014	388,600	$6.18
Warrants redemption	(163,950)	5.38
Outstanding as of March 31, 2015	224,650	$6.76

NOTE 14. SHAREHOLDERS’ EQUITY

Stock offering – On November 25, 2013, the Company entered into a securities purchase agreement (“Purchase Agreement”) with certain institutional investors for the sale of 546,500 ordinary shares in a registered direct offering at the price of $4.81 per ordinary share (amended to $4.30 per ordinary share on November 29, 2013). The net cash proceeds received from the stock offering, after deducting underwriter commission and other associated fees, were ¥12,132,882 (approximately $2.0 million). In addition, warrants to purchase 163,950 ordinary shares in the aggregate were issued to the investors. The warrants will be exercisable immediately as of the date of issuance at an exercise price of $6.01 per ordinary share (amended to $5.38 per ordinary share on November 29, 2013) and expire three years from the date of issuance. On February 13, 2015, the Company redeemed 163,950 warrants by issuing 204,938 ordinary shares (1.25 shares of ordinary shares to exchange one warrant) to institutional investors. The Company also issued warrants to purchase 54,650 ordinary shares to the placement agent (“Placement Agent Warrant”). The Placement Agent Warrants are on substantially the same terms as the warrants issued pursuant to the Purchase Agreement, except that these warrants are not exercisable for a period of six months and will expire three years from the initial exercise date.

In addition to the above warrants issued to the placement agent, the Company granted warrants for 170,000 shares in connection with its IPO offering, and none of these warrants was exercised during this period.

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2014 and March 31, 2015, the balance of total statutory reserves was ¥4,148,929 and ¥4,725,803 ($773,568).

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

2015 Options Plan – The Company granted options to purchase 400,000 ordinary shares to its employees and non-employee director on January 31, 2015. The options have an excise price of $1.65, which was equal to the share price of the Company’s ordinary shares at January 31, 2015, and will vest over a period of three years, with the one third vesting on January 31, 2016. The options expire ten years after the date of grant, on January 31, 2025.

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥10.13 ($1.65) per share.

The following is a summary of the stock options activity:

Stock Options	Shares	Weighted Average Exercise Price Per Share
Outstanding as of July 1, 2014	415,600	$4.37
Granted	400,000	1.65
Forfeited	-	-
Exercised	-	-
Outstanding as of March 31, 2015	815,600	$3.04

The following is a summary of the status of options outstanding and exercisable at March 31, 2015:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Average Remaining Contractual life (Years)	Average Exercise Price	Number	Average Remaining Contractual life (Years)
$6.00	193,000	4.33	$6.00	193,000	4.33
$2.96	222,600	6.99	$2.96	74,200	6.99
$1.65	400,000	9.85	-	-	-
	815,600

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ending March 31, 2015, the Company granted restricted shares of common stock to consultants and executive officers as follows:

On July 19, 2014, the Company granted 50,000 restricted shares to a non-affiliate as compensation for certain consulting service. The fair value of the restricted shares was $190,000 based on the closing stock price $3.8 at July 18, 2014. On January 29, 2015, 10,000 restricted shares were canceled based on the agreement with the consultant.

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

On January 31, 2015, the Company granted 150,000 restricted shares to Mr. Yin Shenping and 150,000 restricted shares to Mr. Chen Guangqiang at an aggregate value of ¥3,038,558($495,000), based on the stock closing price of $1.65 at January 31, 2015. These restricted shares will vest over three years with one third of the shares vesting every year from the grant date.

On February 2, 2015, the Company issued 24,000 restricted shares to Maxim Group LLC (“Maxim”) for certain consulting service. The fair value of the restricted shares was $43,440 based on the closing stock price $1.81 at February 2, 2015.

Following is a summary of the non-vested restricted stock grants to executive officers:

Non-vested restricted stock grants	Shares
Non-vested as of June 30, 2014	230,362
Granted	374,000
Non-vested adjustment	40,625
Cancelled	(50,625)
Vested	(116,787)
Non-vested as of March 31, 2015	477,575

The Share-based compensation expense recorded for restricted shares granted was ¥418,553 and ¥1,226,745 ($199,696) for the nine months ended March 31, 2014 and 2015, respectively. Total unrecognized share-based compensation expense for these shares as of March 31, 2015 was approximately ¥5.2 million ($0.9 million), which is expected to be recognized over a weighted average period of approximately 2.32 years.

The Share-based compensation expense recorded for stock options granted were ¥1,241,591 and ¥797,016 ($129,742) for the nine months ended March 31, 2014 and 2015, respectively. The total unrecognized share-based compensation expense for stock options as of March 31, 2015 was approximately ¥5.5 million ($0.9 million), which is expected to be recognized over a weighted average period of approximately 2.58 years.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 28, 2015, the Company signed the “At-The-Market” offering agreement with Maxim Group LLC (“Maxim”). Maxim will serve as the exclusive agent for the Company in connection with the Company’s an at-the-market offering program for up to $10,000,000 of its registered common stock.

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

Deferred tax assets are comprised of the following:

	June 30, 2014	March 31, 2015	March 31, 2015
	RMB	RMB	U.S. Dollars
Allowance for doubtful receivables	¥1,209,961	¥1,260,442	$206,322
Total deferred income tax assets	¥1,209,961	¥1,260,442	$206,322

Deferred tax liability is comprised of the following:

	June 30, 2014	March 31, 2015	March 31, 2015
	RMB	RMB	U.S. Dollars
Income tax cost due to unpayable accounts	¥180,186	¥180,186	$29,495
Total deferred income tax liability	¥180,186	¥180,186	$29,495

The Company’s tax provision (benefit) is comprised of the following:

	For the three months ended March 31,
	2014	2015	2015
	RMB	RMB	U.S. Dollars
Current income tax provision (benefit)	¥194,291	¥(158,423)	$(25,932)
Deferred income taxes benefit	(43,504)	(22,504)	(3,684)
Provision (benefit) for income tax	¥150,787	¥(180,927)	$(29,616)

	For the nine months ended March 31,
	2014	2015	2015
	RMB	RMB	U.S. Dollars
Current income taxes	¥1,685,691	¥518,486	$84,871
Deferred income taxes benefit	(75,715)	(50,481)	(8,263)
Provision for income tax	¥1,609,976	¥468,005	$76,608

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2014
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$299,118
Unappropriated retained earnings	3,152,687	3,250,513	6,403,200	869,812
Accumulated other comprehensive loss	(16,868)	(11,853)	(28,721)	(5,265)
Total non-controlling interest	¥4,786,819	¥3,438,660	¥8,225,479	$1,163,665

	As of March 31, 2015
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$302,991
Unappropriated retained earnings	3,414,997	3,534,273	6,949,270	1,137,528
Accumulated other comprehensive loss	(16,987)	(11,853)	(28,840)	(4,720)
Total non-controlling interest	¥5,049,010	¥3,722,420	¥8,771,430	$1,435,799

NOTE 18. CONCENTRATIONS

For the three months ended March 31, 2014 and 2015, our two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented 13.80%, and 24.80% and 29.65%, and 6.18% of the Company’s revenue, respectively.

For the nine months ended March 31, 2014 and 2015, our two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented 46.62%, and 19.64% and 44.89%, and 7.70% of the Company’s revenue, respectively.

For the three months ended March 31, 2014, three major suppliers accounted for 66.4% of the company’s total purchases. For the three months ended March 31, 2015, one major supplier accounted for 56% of the company’s total purchases.

For the nine months ended March 31, 2014, two major suppliers accounted for 33.7% of the company’s total purchases. For the nine months ended March 31, 2015, one major supplier accounted for 21% of the company’s total purchases.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS AND CONTINGENCY

(a)	Office Leases

The Company leased three offices in Beijing (two for BHD; one for Recon-JN), and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as March 31, 2015:

	Twelve months ending March 31,
	Office lease payment
	RMB	U.S. Dollars
2015	¥1,145,833	$187,562
2016	70,000	11,458
Total	¥1,215,833	$199,020

In January 2015, BHD renewed its lease agreements which amounted to ¥840,000 ($136,841) for one more year.

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of March 31, 2015, the Company estimated its severance payments of approximately ¥1.6 million ($0.3 million) which has not been reflected in its unaudited condensed consolidated financial statements because the Company has determined that the likelihood to make these payments is remote.

NOTE 20. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – sales to related parties consisted of the following:

	For the three months ended March 31,
	2014	2015	2015
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥68,376	¥-	$-
Xiamen Henda Haitian computer network Inc	-	907,918	148,619
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	85,470	752,137	123,116
Revenues from related parties	¥153,846	¥1,660,055	$271,735

	For the nine months ended March 31,
	2014	2015	2015
	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥1,426,922	¥-	$-
Xiamen Henda Haitian computer network Inc	683,760	1,676,036	274,352
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	85,470	752,137	123,116
Revenues from related parties	¥2,196,152	¥2,428,173	$397,468

* Not a related party after October 31, 2014, (See Note 3).

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchases from related parties – purchases from related parties consisted of the following:

	For the nine months ended March 31,
	2013	2014	2014
	RMB	RMB	U.S. Dollars
Xiamen Hengda Hitek Computer Network Co. Ltd.	¥-	¥797,585	$130,557
Purchase from related parties	¥-	¥797,585	$130,557

There was no purchases from related parties for the three months ended March 31, 2014 and 2015.

Leases from related parties - The Company has various agreements for the lease of office space owned by the Founders and their family members.  The terms of the agreement state that the Company will continue to lease the property for two years at a monthly rent of ¥95,000 with the annual rental expense at approximately ¥1.1 million ($0.2 million). The two-year lease agreements between Nanjing Recon and Mr. Yin and his family member started from July 10, 2014, the one-year lease agreements between BHD and Mr. Chen Guangqiang and his family member started from January 1, 2015 and the annual lease between the Company and Mr. Chen Guangqiang’s family member started from July 1, 2014.

Short-term borrowings from related parties - The Company borrowed ¥5,207,728 and ¥10,218,308 ($1,672,637) from the Founders, their family members and senior officers as of June 30, 2014 and March 31, 2015, respectively. For the specific terms and interest rates of the borrowings, please see Note 12.

Expenses paid by the owner on behalf of Recon - One owner of Nanjing Recon, Mr. Yin and the major owner of BHD, Mr. Chen paid certain operating expenses for the Company. As of June 30, 2014 and March 31, 2015, ¥284,370 and ¥974,964 ($159,592) was due to them, respectively.

NOTE 21. Variable Interest Entities

The Company reports its VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the condensed consolidated financial statements.

Summary information regarding consolidated VIEs is as follows:

	June 30, 2014	March 31, 2015	March 31, 2015
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥14,021,653	¥2,863,037	$468,651
Trade accounts receivable, net	51,033,035	61,305,284	10,035,076
Purchase advances	24,600,379	23,264,431	3,808,160
Other assets	34,097,774	48,131,388	7,878,638
Total current assets	¥123,752,841	¥135,564,140	$22,190,525

Non-current assets	15,758,115	15,802,996	2,586,796
Total Assets	¥139,510,956	¥151,367,136	$24,777,321

LIABILITIES
Trade accounts payable	¥11,413,505	¥17,456,282	$2,857,423
Taxes payable	7,589,846	6,900,394	1,129,527
Other liabilities	21,878,699	25,629,857	4,195,357
Total current liabilities	40,882,050	49,986,533	8,182,307
Total Liabilities	¥40,882,050	¥49,986,533	$8,182,307

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial performance of VIEs reported in the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2015 includes revenues of ¥20,018890 ($3,276,897), gross profit of ¥6,248,840 ($1,022,874), operating expenses of ¥3,156,785 ($516,735), other expense of ¥142,664($23,353) and a net income of ¥3,130,319($512,403).

The financial performance of VIEs reported in the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended March 31, 2015 includes revenues of ¥45,651,862 ($7,472,764), gross profit of ¥15,842,084 ($2,593,194), operating expenses of ¥9,281,759 ($1,519,333), other expense of ¥54,739($8,960) and a net income of ¥6,037,582 ($988,293).

NOTE 22. SUBSEQUENT EVENTS

On April 2, 2015, the Company borrowed ¥1.0 million ($163,690) from its Chief Technology Officer to supplement the Company’s working capital. This loan is due on October 12, 2015 with an annual interest rate of 6.16%.

On April 8, 2015, the Company entered into a service agreement with an investor relations firm  with a consideration of 40,000 restricted shares for a one-year period of consulting services.

On April 15, 2015, the Company entered into certain warrant exchange agreements with a certain holder (the “Holder”) of warrants to purchase 54,650 ordinary shares of the Company (the “Warrants”) issued in the Company’s November 2013 registered offering for the Holder’s underwriting service. The Holder agreed to exchange the Warrants for 68,313 ordinary shares (the “Exchange Shares”), which equal one hundred and twenty five percent (125%) of the shares issuable upon exercise of the Warrants. The Exchange Shares will be issued to the Holder in exchange for the Warrant and without the payment of any other consideration by the Holder. Upon completion of the transaction contemplated in the Exchange Agreement on May 13, 2015, the Warrants have been automatically canceled and terminated. Based on the stock price of $1.94 and fair value of warrants liability on April 15, 2015, the Company recorded a one-time loss on warrant redemption of ¥585,276 ($95,804) on April 15, 2015.

On May 13, 2015, the Company entered into an Equity Distribution Agreement with Maxim Group LLC to create an at-the-market equity program (the “ATM Offering”) under which it may sell up to $10,000,000 worth of its ordinary shares (the “Shares”) from time to time through Maxim Group LLC, as sales agent. Shares will be issued pursuant to a base prospectus dated August 6, 2013 included in a previously filed and effective Registration Statement on Form S-3. On May 13, 2015, the Company filed a Prospectus Supplement relating to the ATM Offering with the Securities and Exchange Commission.

