Form 10-K
period 2015-06-30
Recon Technology, Ltd
filed 2015-09-25
CIK 1442620

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the ordinary shares, $0.0185 par value per share (“Shares”), of the registrant held by non-affiliates on December 31, 2014 was approximately $6.7 million,  based on the closing sales price of $1.97 per share, as reported on the Nasdaq Capital Market, multiplied by the number of outstanding Shares held by non-affiliates on that date .

The Company is authorized to issue 100,000,000 Shares. As of September 16, 2015, the Company has issued and outstanding 5,443,820 Shares.

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

General

Recon Technology, Ltd. (the “Company,” “we”, “us” or “our”) is a provider of hardware, software, and on-site services to companies in the petroleum mining and extraction industry in China (“PRC”). We provide services designed to automate and enhance the extraction of petroleum. To date, we control by contract the PRC companies of Beijing BHD Petroleum Technology Co., Ltd. (“BHD”) and Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”). We refer to BHD and Nanjing Recon collectively as the “Domestic Companies” in this report.

The Company serves as the center of strategic management, financial control and human resources allocation for the Domestic Companies. Through our contractual relationships with the Domestic Companies, we provide equipment, tools and other hardware related to oilfield production and management, and develop and sell our own specialized industrial automation control and information solutions. However, we do not engage in the production of petroleum or petroleum products.

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

Market Background

China is the world’s second-largest consumer of petroleum products, third-largest importer of petroleum and sixth-largest producer of petroleum. In the last twenty years, China’s demand for oil has more than tripled, while its production of oil has only modestly increased. China became a net importer of petroleum in 1983, and, since then, oil production in China has been focused on meeting the country’s domestic oil consumption requirements. The oil industry in China is dominated by three state-owned holding companies: China National Petroleum Corporation (CNPC), China Petroleum and Chemical Corporation (Sinopec) and China National Offshore Oil Corporation (CNOOC). Foreign companies have also recently become involved in China’s petroleum industry; however, according to Chinese law, China’s national oil companies may take a majority (or minority) stake in any commercial discovery. As a result, the number of major foreign companies involved in the industry is relatively limited major foreign oil companies operating in China include:: Agip, Apache, BP, ChevronTexaco, ConocoPhillips, Eni, ExxonMobil, Husky Energy, Kerr-McGee, Mitsubishi, Royal Dutch Shell, Saudi Aramco, and Total.

In the past, China’s petroleum companies mined for petroleum by leveraging the country’s abundance of inexpensive labor, rather than focusing on developing new technologies. For example, a typical, traditional oilfield with an annual capacity of 1,000,000 tons would require between 10,000 and 20,000 laborers. By contrast, when Baker CAC automated oil production products were employed in the mid-1990s to explore and automate Cainan Oil Field, a desert oilfield in Xinjiang, annual capacity for the field reached 1,500,000 tons, with only 400 employees needed to manage the oilfield. After the introduction of Baker CAC’s products into China’s petroleum industry, Chinese companies have also sought to provide automation solutions.

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

Our products and services include:

Equipment for Oil and Gas Production and Transportation

•	High-Efficiency Heating Furnaces (as shown above by process “6”). Crude petroleum contains certain impurities that must be removed before the petroleum can be sold, including water and natural gas. To remove the impurities and to prevent solidification and blockage in transport pipes, companies employ heating furnaces. BHD researched, developed and implemented a new oilfield furnace that is advanced, highly automated, reliable, easily operable, safe and highly heat-efficient (90% efficiency).

•	Burner (as shown above by process “5”). We serve as an agent for the Unigas Burner which is designed and manufactured by UNIGAS, a European burning equipment production company. The burner we provide has the following characteristics: high degree of automation; energy conservation; high turn-down ratio; high security and environmental safety.

Oil and Gas Production Improvement Techniques

•	Packers of Fracturing. This utility model is used concertedly with the security joint, hydraulic anchor, and slide bushing of sand spray in the well. It is used for easy seat sealing and sand-uptake prevention. The utility model reduces desilting volume and prevents sand uptake which makes the deblocking processes easier to realize. The back flushing is sand-stick proof.

•	Production Packer. According to different withdraw points, the production packer separates different oil layers, and protects the oil pipe from sand and permeability, so as to promote the recovery ratio.

•	Sand Prevention in Oil and Water Well. This technique processes additives that are resistant to elevated temperatures into “resin sand” which is transported to the bottom of the well via carrying fluid. The “resin sand” goes through the borehole, piling up and compacting at the borehole and oil vacancy layer. An artificial borehole wall is then formed, functioning as a means of sand prevention. This sand prevention technique has been adapted to more than 100 wells, including heavy oil wells, light oil wells, water wells and gas wells, with a 100% success rate and a 98% effective rate.

•	Water Locating and Plugging Technique. High water cut affects the normal production of oilfields. Previously, there were no sophisticated method for water locating and tubular column plugging in China. The mechanical water locating and tubular column plugging technique we have developed resolves the problem of high water cut wells. This technique conducts a self-sealing-test during multi-stage usage and is reliable to separate different production sets effectively. The water location switch forms a complete process by which the water locating and plugging can be finished in one trip our tubular column is adaptable to several oil drilling methods and is available for water locating and plugging in second and third class layers.

•	Fissure Shaper. This is our proprietary product that is used along with a perforating gun to effectively increase perforation depth by between 46% and 80%, shape stratum fissures, improve stratum diversion capability and, as a result, improve our ability to locate oilfields and increase the output of oil wells.

•	Fracture Acidizing. We inject acid to layers under pressure which can form or expand fissures. The treatment process of the acid is defined as fracture acidizing. The technique is mainly adapted to oil and gas wells that are blocked up relatively deeply, or the ones in the low permeable zones.

•	Electronic Broken-down Service. This service resolves block-up and freezing problems by generating heat from the electric resistivity of the drive pipe and utilizing a loop tank composed of an oil pipe and a drive pipe. This technique saves energy and is environmentally friendly. It can increase the production of oilfields that are in the middle and later periods.

Automation System and Service

•	Pumping Unit Controller. Refers to process “1” above. Functions as a monitor to the pumping unit, and also collects data for load, pressure, voltage, startup and shutdown control.

•	RTU Used to Monitor Natural Gas Wells. Collects gas well pressure data.

•	Wireless Dynamometer and Wireless Pressure Gauge. Refers to process “1” above. These products replace wired technology with cordless displacement sensor technology. They are easy to install and significantly reduce the working load associated with cable laying.

•	Electric Multi-Way Valve for Oilfield Metering Station Flow Control. Refers to process “2” above. This multi-way valve is used before the test separator to replace the existing three valve manifolds. It facilitates the electronic control of the connection of the oil lead pipeline with the separator.

•	Natural Gas Flow Computer System. Flow computer system used in natural gas stations and gas distribution stations to measure flow.

•	Recon SCADA Oilfield Monitor and Data Acquisition System. Recon SCADA is a system which applies to the oil well, measurement station, and the union station for supervision and data collection.

•	EPC Service of Pipeline SCADA System. A service technique for pipeline monitoring and data acquisition after crude oil transmission.

•	EPC Service of Oil and Gas Wells SCADA System. A service technique for monitoring and data acquisition of oil wells and natural gas wells.

•	EPC Service of Oilfield Video Surveillance and Control System. A video surveillance technique for controlling the oil and gas wellhead area and the measurement station area.

•	Technique Service for “Digital Oilfield” Transformation. Includes engineering technique services such as oil and gas SCADA system, video surveillance and control system and communication systems.

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

Customers

We operate our business by cooperating with oil companies and their subsidiaries, the petroleum administration bureau and local service companies. Most actual control of our direct and indirect clients can be traced to Sinopec and CNPC, the two major Chinese state-owned companies responsible for on-shore petroleum mining and extraction. We have conducted automation projects for plants in three of China’s four highest producing oilfields, Daqing, Shengli and Xinjiang. We have undertaken the automation projects at the following locations, among others:

Sinopec

•	Jiangsu Oil Field

•	Shengli Oil Field

•	The Northwest Division

•	The Southwest Division

•	Zhongyuan Oil Field

•	Sichuan Oil Field

•	Jianghan Oil Field

We provide products and services to Sinopec under a series of agreements, each of which is terminable without notice. We first began to provide services to Sinopec in 1998. Sinopec accounted for approximately 19.63% and 6.82% of our revenues for the fiscal years ended June 30, 2014 and 2015, respectively, and any termination of our business relationships with Sinopec would materially harm our operations.

CNPC

•	Qinghai Oil Field

•	Tuha Oil Field

•	Daqing Oil Field

•	Jidong Oil Field

•	Sichuan Oil Field

•	Xinjiang Oil Field

•	Huabei Oil Field

•	Jilin Oil Field

We provide products and services to CNPC under a series of agreements, each of which is terminable without notice. We first began to provide services to CNPC in 2000. CNPC accounted for approximately 42.79% and 43.09% of our revenues in the fiscal years ended June 30, 2014 and 2015, respectively, and any termination of our business relationships with CNPC would materially harm our operations.

Our Strengths

•	Safety of products. The automation projects we have conducted have demonstrated that our products are reliable, safe and effective at automating the petroleum extraction process.

•	Efficiency of technology. We believe our technology increases efficiency and profitability for petroleum companies by enabling them to monitor, manage and control petroleum extraction; increase the amount of petroleum extracted and reduce impurities in extracted petroleum.

•	Ability to leverage our knowledge of Chinese business culture. Many of our competitors are based outside of China. As the Domestic Companies are based in China, we are in a unique position to emphasize Chinese culture and business knowledge to obtain new customers and new agreements with existing customers. We believe that many Chinese businesses, including state-owned companies like Sinopec and CNPC, would prefer to hire a Chinese company to assist in their business operations if a Chinese company exists with the ability to fulfill their needs on a timely and cost-efficient basis. In addition, our knowledge of Chinese culture allows us to anticipate and adapt to Chinese oilfield management methods. We provide our software solutions in Mandarin for the benefit of our Chinese customers, and all of our customer support is available from Mandarin fluent personnel.

•	Experienced, successful executive management team. Our executive management team has significant experience and success in the petroleum automation industry. They will be able to draw on their knowledge of the industry and their relationships in the industry.

•	Ability to leverage China’s cost structure. As a Chinese company, we believe we can operate our business more cost-effectively because all of our employees, operations and assets are located in China, resulting in lower labor, development, manufacturing and rent costs than we believe we would incur if we also maintained operations abroad. We expect these costs savings will be reflected in lower costs to our customers for comparable products.

•	Ownership of our intellectual property. Because we own our intellectual property, we are able to avoid licensing fees or contravening licensing agreements.

Our Strategies

Our goal is to help our customers improve their efficiency and profitability by providing them with software and hardware solutions and services to improve their ability to locate productive oil reservoirs, manage the oil extraction process, reduce extraction costs, and enhance recovery from extraction activities. Key elements of our strategies include:

•	Increase our market share in China. We believe that as the Chinese economy and oil industry continue to develop, Chinese petroleum extraction automation companies will compete with international businesses at an increasing rate. Consequently, we believe we will have opportunities to take market share from foreign companies by developing positive business relationships in China’s petroleum mining and extraction industry. We will also use strategic advertisements, predominantly in China’s northeast and northwest, where China’s major oilfields are located, to increase our brand awareness and market penetration. We aim to continue developing new technologies designed to improve petroleum mining and extraction efficiency and profitability for our customers.

•	Develop our own branded products and services and shift our focus away from trading business. Our management believes in the importance of our own branded products and our services, in light of their higher profit margins and their long-term significance in establishing the status of our Company in the oil and gas industry. Moreover, the trading business relies on the major clients’ procurement policies toward agencies, any significant change of which could jeopardize our operating results. Our management therefore believes that in the long run we will need to focus our growth strategy in developing professional services for the oil and gas industry in China.

•	Focus on higher-profit subsection of market. While we plan to continue to provide services to all of our clients, we believe that we may improve our profit margins by focusing a higher portion of our advertising and promotions at those sub-divisions of our industry that have traditionally held the highest profit margins.

•	Offer services to foreign oilfields contracted by Chinese petroleum companies. As Sinopec and CNPC continue to invest in oilfields in other countries, we will focus on offering our services in these new locations based on our success in working with the companies in China.

•	Seek opportunities with foreign companies in China. Even where oilfields in China are partially operated by foreign companies, a significant number of employees will be Chinese and will benefit from our Chinese-language services. We believe our hardware and software solutions would be beneficial to any petroleum company doing business in China and plan to continue markeingt to foreign companies entering the Chinese market.

•	Provide services that generate high customer satisfaction levels. Chinese companies in our market are strongly influenced by formal and informal referrals. We believe that we have the opportunity to expand market share by providing high levels of customer satisfaction with our current customers, thereby fostering strong customer referrals to support sales activities.

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

Research and Development

We focus our research and development efforts on improving our development efficiency and the quality of our products and services. As of June 30, 2015, our research and development team consisted of 41 experienced  engineers, developers and programmers. In addition, some of our support employees regularly participate in our research and development programs.

In the fiscal years ended June 30, 2015 and 2014, we spent approximately ¥4.2 million ($0.7 million) and ¥8.1 million, respectively, on research and development activities.

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

Although we develop our software products, in conjunction with the Domestic Companies, each software product is based upon middleware developed by third parties. We integrate this technology, licensed by our customers from third parties, in our software products. If our customers are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition.

There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future software solutions infringe their intellectual property. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. In addition, we may find it necessary to initiate claims or litigation against third parties for infringement of our proprietary rights or to protect our trade secrets. Although, along with the Domestic Companies, we may disclaim certain intellectual property representations to our customers, these disclaimers may not be sufficient to fully protect us against such claims. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Domestic Companies and us to enter into royalty or license agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, operating results and financial condition.

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

We market our products under the following trademarks which are registered with the PRC Trademark Bureau under the State Administration for Industry and Commerce. We currently own or have applied for the following trademarks:

1. Trademark of “BHD” valid from November 7, 2003 through November 6, 2023;

2. Trademark of “Recon” of the 7th classification valid from October 21, 2011 through October 20, 2021;

3. Trademark of “Recon” of the 9th classification valid from April 21, 2011 through April 20, 2021; and

4. Trademark of “Recon” of the 42nd classification valid from September 7, 2011 through September 6, 2021.

We currently own or have applied for the following 25 patents registered with the State Intellectual Property Office which are applied on our automated products and heating related equipment for the petroleum industry:

1. Patent of fracturing packer valid until August 5, 2018;

2. Patent of pressure phase transition furnace valid until August 5, 2018;

3. Patent of vacuum furnace phase transition heater valid until August 5, 2018;

4. Patent of high pressure natural gas water heater valid until June 30, 2019;

5. Patent of negative pressure heater valid until June 30, 2019;

6. Patent of water jacket furnace valid until June 30, 2019;

7. Patent of tube heating furnace valid until June 30, 2019;

8. Patent of automatically adjusting negative pressure burner valid until August 5, 2019;

9. Patent of wireless data instrument diagram valid until December 10, 2018;

10. Patent of hot water furnace valid until April 8, 2021;

11. Patent of multifunctional heating furnace valid until April 8, 2021;

12. Patent of efficient gas-liquid separator valid until August 15, 2021;

13. Patent of efficient oil-gas-water separator valid until October 24, 2021;

14. Patent of room pressure pipeline heater valid until October 24, 2021;

15. Patent of pneumatic control system valid until February 9, 2022;

16. Patent of firebox indirect heating furnace valid until December 14, 2022;

17. Patent of cylindrical-tubular furnace valid until December 14, 2022;

18. Patent of horizontal type furnace valid until December 14, 2022;

19. Patent of vertical type furnace valid until December 13, 2022;

20. Patent of vacuum furnace valid until December 14, 2022;

21. Patent of wireless pressure sensor valid until November 11, 2023;

22. Patent of wireless start-end module valid until November 11, 2023; and

23. Four more patent applications  have been submitted and are pending approval.

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

Regulations on Foreign Investment in Automation Service Industry and Oil Exploration and Extraction Industry in PRC. In accordance with the Catalogue of Industries for Guiding Foreign Investment (Revised 2007), the oil and gas automation service industries are in the catalogue of permitted industries, and thus there are no restrictions on foreign investment in the oil and gas automation industry. In addition the following industries are encouraged for foreign investment in China:

•	Manufacturing of equipment for oil exploration, drilling, collection and transportation: floating drilling systems and floating production systems with an operating water depth of more than 1,500 meters and the supporting subsea oil extraction, collection and transportation equipment

•	Exploration and exploitation of oil and natural gas with venture capital (limited to equity joint ventures and cooperative joint ventures);

•	Development and application of new technologies that increase the recovery ratio of crude oil (limited to equity joint ventures and cooperative joint ventures);

•	Development and application of new oil exploration and exploitation technologies such as geophysical exploration, drilling, well logging, and downhole operation, etc. (limited to cooperative joint ventures); and

•	Exploration and development of unconventional oil resources such as oil shale, oil sands, heavy oil, and excess oil (limited to cooperative joint ventures).

Employees

As of June 30, 2015, we had 80 employees, all of whom were based in China. Of the total, 12 were in management, 38 were in technical support and research and development, 13 were engaged in sales and marketing, 11 were in financial affairs, and six were in administration and procurement. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

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

Nanjing Recon

Housing Fund

Pension

Unemployment Insurance

Medical Insurance

Occupational Injury Insurance

Maternity Insurance

BHD

Pension

Unemployment Insurance

Medical Insurance

Occupational Injury Insurance

Item 1A.	Risk Factors.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2.	Properties.

We currently operate in three facilities throughout China. Our headquarters are located in Beijing.

Office	Address	Rental Term	Space
Headquarters	Room 1902, Building C King Long International Mansion, Chaoyang District Beijing, PRC	July 1, 2015 to June 30, 2016	220 square meters

Nanjing Recon	Yongfeng Mansion, 14th Floor No. 123 Jiqing Road Nanjing City, PRC	July 10, 2014 to July 9, 2016	440 square meters
	Room 119, Software Road, Yuhuatai District, Nanjing City, PRC	May 10, 2015 to May 9, 2016	294 square Meters

BHD	18th Floor, Building C King Long International Mansion, Chaoyang District Beijing, PRC	January 1, 2015 to December 31, 2015	450 square meters
	West building, Zhengfu Street, Huoying Changping District, PRC	January 1, 2015 to December 31, 2015	900 square meters

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Nonetheless, any litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such pending or threatened legal proceedings, claims, regulatory inquires or investigations that we believe will have a material adverse effect on our business, financial condition or operating results.

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

	High	Low
Year Ended June 30, 2016
Quarter Ended September 30, 2015 (through September 23, 2015)	$1.68	$.74

Year Ended June 30, 2015
Quarter Ended September 30, 2014	$5.38	$3.46
Quarter Ended December 31, 2014	$5.47	$1.93
Quarter Ended March 31, 2015	$3.20	$1.27
Quarter Ended June 30, 2015	$2.95	$1.50

Year Ended June 30, 2014
Quarter Ended September 30, 2013	$2.43	$1.75
Quarter Ended December 31, 2013	$5.80	$2.18
Quarter Ended March 31, 2014	$8.00	$3.07
Quarter Ended June 30, 2014	$5.62	$3.22

As of June 30, 2015, there were approximately seven holders of record of our ordinary shares. This excludes our ordinary shares owned by shareholders holding ordinary shares under nominee security position listings. On June 30, 2015, the last sales price of our ordinary shares as reported on the NASDAQ Capital Market was $1.50 per ordinary share.

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

(b) We are not required to provide any disclosure under this item, as we have applied all of the net proceeds from our initial public offering, as disclosed in our annual report on Form 10-K for the year ended June 30, 2011. While we have filed a shelf registration statement on Form S-3 (SEC no. 333-190387, declared effective August 14, 2013), we have sold 546,500 shares under such registration statement.

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

Overview

We are a company with limited liability incorporated in 2007 under the laws of the Cayman Islands. Headquartered in Beijing, we provide products and services to oil and gas companies and their affiliates through our Domestic Companies. As the company contractually controls the Domestic Companies, the Company serves as the center of strategic management, financial control and human resources allocation for the Domestic Companies.

Our business is mainly focused on the upstream sectors of the oil and gas industry. We derive our revenues from the sales and provision of (1) oilfield dedicated products and accessories, and (2) stimulation technology and services. Our products and services involve most of the key procedures of the extraction and production of oil and gas, and include automation systems, equipment, tools and on-site technical services.

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

Recent Developments

During this year, affected by decreased oil prices and CAPEX expenditures of our clients, our finished projects were maintained at a lower level as compared to the same period of last year.

On January 29, 2015, the shareholders of the Company approved the Second Amended and Restated Memorandum of Association and Articles of Association which, among other things, increases of the authorized ordinary shares from 25,000,000 to 100,000,000.

On May 13, 2015, the Company entered into an Equity Distribution Agreement with Maxim Group LLC to create an at-the-market equity program (the “ATM Offering”) under which it may sell up to $10,000,000 worth of its ordinary shares (the “Shares”) from time to time through Maxim Group LLC, as sales agent. As of September 16, 2015, 313,071 shares have been issued under this agreement, among which 15,874 shares are issued after June 30, 2015.

On September 22, 2015, the Company entered into an amendment to the Letter Agreement (the “Agreement”) with Maxim Group LLC dated January 28, 2015, extending the term of the Agreement for an additional six months, or until February 29, 2016.

Business Outlook

The oilfield engineering and technical service industry is generally divided into five sections: (1) exploration, (2) drilling and completion, (3) testing and logging, (4) production and (5) oilfield construction. Our businesses have mainly focused on production processes. As of this year, we are also expanding our business to well completion and horizontal well down-hole service process. We still believe that many existing oil wells and oilfields are in need of renewal and improvement on their current equipment to maintain production. We also believe that as many new wells are developed, our gathering and transferring equipment will be able to service an industry need. Accordingly, in the next year, we will focus on the following areas.

Measuring Equipment and Service. “Digital oil field” and the management of oil companies are highly regarded. We believe our oilfield Supervisory Control and Data Acquisition (“SCADA”) and related technical support services will address the needs of the oil well automation system market. Through early cooperation with CNPC in Turkmenistan, we have developed our experience in this market. Although bidding has not yet commenced, we will continue pursuing overseas business projects in the coming second phase construction.

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

New business. Design and development of down-hole tools has always been an important technique for oilfield companies. Recently, this market has developed rapidly. After a year long test project for one of our client, we have developed experience with this technology and our products and services have been accepted by our client. We expect to generate revenue from this business in the coming year.

Recent Industry Developments

Despite uncertainty in the energy industry related to such matters as fluctuating prices and future opportunities for oil companies, our management believes there are still many factors to support our long-term development:

(1) The opening of the Chinese oil industry to participation by non-state owned service providers and vendors played an increasingly important role in the high-end oilfield service segment to allow competition based on efficiency and price. As oil and gas fields are depleted, it becomes more challenging to find and convert reserves into usable energy sources. As the industry has permitted competition by private companies and oil companies have formed separate service companies, high-tech service has gradually opened up to private companies;

(2) Speeding up the development of unconventional hydrocarbon resources such as shale gas and coal bed methane will bring more requirements of related techniques and service. China is rich in unconventional hydrocarbon resources, but new exploration and development technology breakthroughs are urgently needed; and

(3) Overseas assets of Chinese oilfield companies have increased gradually, and we expect this increase will provide more opportunity for domestic service companies to participate in foreign projects going forward.

Management is focused on these factors and will seek to extend our business on the industrial chain, such as by providing more integrated services and incremental measures and growing our business from a predominantly up-ground business to include some down-hole services as well.

Growth Strategy

As a smaller local company in the PRC, it is our basic strategy to focus on developing our onshore oilfield business, i.e. the upstream segment of the industry. Due to the remote locations and difficult environment existing in China’s oil and gas fields, at present, there are few foreign competitors.

Large domestic oil companies prefer to focus on their exploration and development businesses to earn higher margins and maintain their competitive advantage. With regard to private oilfield service companies, 90% specialize in the manufacture of drilling and production equipment. Thus, the market for technical support and project service is still in its early stages. Our management focuses on providing high quality products and services at oilfields where we have a geographical advantage. Such strategy allows us to avoid conflicts of interest with bigger suppliers of drilling equipment and keep our leading position within the market segment. Our mission is to increase the automation and safety levels of industrial petroleum production in China, and improve its efficiency and effectiveness through advanced technologies. At the same time, we are always looking to improve our business and to increase our earning capability.

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

Our operating results in any period are more directly affected by company-specific factors including:

•	our revenue growth in relation to the proportion of our business dedicated to large companies and our ability to successfully develop, introduce and market new solutions and services;

•	our ability to increase our revenues from customers both old and new in the oil and gas industry in China;

•	our ability to effectively manage our operating costs and expenses; and

•	our ability to effectively implement any targeted acquisitions and/or strategic alliances so as to provide efficient access to the markets in the oil and gas industry.

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

Consolidation of VIEs

We recognize an entity as a variable interest entity, or VIE, if it either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. We consolidate a VIE as its primary beneficiary when we have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. We will continue to make ongoing assessment of whether our VIEs still continue to be VIEs and whether we continue to be the primary beneficiary.

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

Cost of Revenues

When the criteria for revenue recognition have been met, costs incurred are recognized as cost of revenue. Cost of revenues includes wages, materials, handling charges, the cost of purchased equipment and pipes, other expenses associated with manufactured products and services provided to customers, and inventory reserve. We expect cost of revenues to grow as our revenues grow. It is possible that we could incur development costs with little revenue recognition, but based upon our past history, we expect our revenues to grow.

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

Receivables

Trade receivables are carried at the original invoiced amount less a provision for any potential uncollectible amounts. Provisions are applied to trade receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Increase in our allowance for doubtful accounts would lower our net income and earnings per share.

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

Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, we reduce the carrying value of the long-lived asset by the estimated excess of the carrying value over the projected discounted cash flows. In the past, we have not had to make significant adjustments to the carrying values of our long-lived assets, and we do not anticipate a need to do so in the future. However, circumstances could cause us to have to reduce the value of our capitalized software more rapidly than we have in the past if our revenues were to significantly decline. Estimated cash flows from the use of the long-lived assets are highly uncertain and therefore the estimation of the need to impair these assets is reasonably likely to change in the future. Should the economy or the acceptance of our software change in the future, it is likely that our estimate of the future cash flows from the use of these assets will change by a material amount. There were no impairments at June 30, 2014 and June 30, 2015.

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

 Recently enacted accounting pronouncements

In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2015-10, “Technical Corrections and Improvements.” This ASU corrects for differences between original guidance and the Accounting Standards Codification (“ASC”) and makes minor improvements affecting several topics. We are currently in the process of evaluating this standard, but do not expect its adoption to have a material impact on our consolidated financial statements. The amendments in this Update will apply to all reporting entities within the scope of the affected accounting guidance.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory.” The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). For public business entities, The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently in the process of evaluating this standard, but do not expect its adoption to have a material impact on our consolidated financial statements.

Results of Operations

The following consolidated results of operations include the results of operations of the Company and its VIEs, BHD and Nanjing Recon.

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenue

	For the Years Ended
	June 30,
			Increase /	Percentage
	2014	2015	(Decrease)	Change

Hardware - non-related parties	¥81,161,610	¥45,488,149	¥(35,673,461)	(44.0)%

Hardware - related parties	4,276,799	1,364,070	(2,912,729)	(68.1)%

Service	477,778	103,774	(374,004)	(78.3)%

Software - non-related parties	5,067,673	3,492,804	(1,574,869)	(31.1)%

Software - related parties	2,463,248	1,064,103	(1,399,145)	(56.8)%

Total revenues	¥93,447,108	¥51,512,900	¥(41,934,208)	(44.9)%

Our total revenues for the year ended June 30, 2015 were approximately ¥51.5 million ($8.5 million), a decrease of approximately ¥41.9 million or 44.9% from ¥93.4 million for the year ended June 30, 2014. This was mainly caused by:

1.	Hardware business - non - related parties. During the year ended June 30, 2015, the decrease in hardware revenue was mainly caused by lower sales of furnaces and automation system.

2.	Hardware – related parties. After we achieved business entrance certification in the name of Recon and could cooperate with oilfield customers directly two years ago, we no longer required the services of a related party with such certification and, accordingly, revenue from related-parties would decrease. As long as the local agency still purchases automation products from Recon through our related parties, we will continue to recognize revenue from related parties, but we anticipate that such hardware and software related party revenue is likely to fluctuate from year to year. Major part of related party hardware revenue of this period was from increased requirement of system upgrading and remote guidance related service from some other related clients other than those of same period last year. Hardware revenue from related party decreased was mainly caused by reclassification. Revenue from some agent company was not included in this column.

3.	Service business. Service revenue for the years ended June 30, 2014 and 2015 consisted mainly of minor maintenance services, which were provided upon request by customers. Decrease of service revenue was mainly caused by less production activities of our clients.

4.	Software business - non – related parties. Our software sales decreased approximately ¥1.6 million ($0.3 million), mainly caused by reclassification of some company sales to non-related. We record revenue as software sales if (1) the customer signs a separate software contract with us, or (2) the customer accepts VAT invoices for software. The amount of our revenues categorized as software sales may fluctuate because certain software may be sold with hardware at times as a whole product and not separately priced

5.	Software business – related parties. For the year ended June 30, 2015, we recorded software revenue of ¥1.1 million ($0.2 million) to a related party, a decrease of ¥1.4 million ($0.2 million) from the same period of last year, which was caused by less requirement of our clients.

Cost and Margin

	For the Years Ended
	June 30,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues	¥93,447,108	¥51,512,900	¥(41,934,208)	(44.9)%

Cost of revenues	61,030,247	41,400,727	(19,629,520)	(32.2)%

Gross profit	¥32,416,861	¥10,112,173	¥(22,304,688)	(68.8)%

Margin %	34.7%	19.6%	(15.1)%	—

Cost of Revenues. Our cost of revenues includes raw materials and costs related to design, implementation, delivery and maintenance of products and services. All materials and components we need can be purchased or manufactured by subcontracts. Usually the prices of electronic components do not fluctuate dramatically due to market competition and will not significantly affect our cost of revenues. However, specialized equipment and incentive chemical products may be directly influenced by metal and oil price fluctuations. Additionally, the prices of some imported accessories mandated by our customers can also impact our cost. Inventory reserve for changes in price level, impairment of inventory, slow moving or other causes will also affect our cost.

Our cost of revenues decreased from approximately ¥61.0 million in the year ended June 30, 2014 to approximately ¥41.4 million ($6.8 million) for the same period in 2015, a decrease of approximately ¥19.6 million ($3.2 million), or 32.2%. As a percentage of revenues, our cost of revenues increased from 65.3% in 2014 to 80.4% in 2015. This increase was mainly caused by an inventory allowance amounted to ¥7.7 million ($1.3 million) during the year ended June 30, 2015. Affected by unfavorable industrial surrounding, we made provision for slow moving inventories and valued some specialized tools to its net realizable value.

Gross Profit. Our gross profit decreased to approximately ¥10.1 million ($1.7 million) for the year ended June 30, 2015 from approximately ¥32 .4 million for the year ended June 30, 2014. This was mainly due to decreased hardware and software revenue during the year ended June 30, 2015 as compared to the same period last year and increased provision for slow moving inventory. Our gross profit as a percentage of revenue decreased to 19.6 % for the year ended June 30, 2015 compared to 34.7% for the same period in 2014 because an inventory allowance in the amount of approximately ¥7.7 million ($1.3 million) was provided for the year ended June 30, 2015.

In more detail:

	For the Years Ended
	June 30,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues-hardware and software- non related parties	¥86,229,283	¥48,980,953	¥(37,248,330)	(43.2)%
Cost of revenues -hardware and software- non related parties	57,333,670	41,373,566	(15,960,104)	(27.8)%
Gross profit	¥28,895,613	¥7,607,387	¥(21,288,226)	(73.7)%
Margin %	33.5%	15.5%	(18.0)%	__

Revenue from hardware and software to non-related parties decreased by approximately ¥37.2 million was mainly due to the decrease from furnaces sales and automation products in the year ended June 30, 2015. The gross profit from the hardware and software sales to non-related parties decreased ¥21.3 million ($3.5 million) compared to the same period of last year.

	For the Years Ended
	June 30,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues-hardware and software - related parties	¥6,740,047	¥2,428,173	¥(4,311,874)	(64.0)%
Cost of revenues -hardware and software - related parties	3,619,470	27,161	(3,592,309)	(99.2)%

Gross profit	¥3,120,577	¥2,401,012	¥(719,565)	(23.1)%

Margin %	46.3%	98.9%	56.2%	__

Cost of revenue from hardware and software-related parties decreased as revenue decreased, while gross margin increased mainly due to most of the revenues to related parties having resulted from automation upgrades and maintaining service sales with higher gross profit.

	For the Years Ended
	June 30,
			Increase /	Percentage
	2014	2015	(Decrease)	Change

Total revenues-service	¥477,778	¥103,774	¥(374,004)	(78.3)%

Cost of revenues -service	77,107	-	(77,107)	(100.0)%

Gross profit	¥400,671	¥103,774	¥(296,897)	(74.1)%

Margin %	83.9%	100%	16.1%	__

Service revenue for years ended June 30, 2014 and 2015 consisted mainly of minor maintenance services, which were provided upon request by customers.

Operating Expenses

	For the Years Ended
	June 30,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Selling and distribution expenses	5,293,343	11,312,452	6,019,109	113.7%
% of revenue	5.7%	22.0%	16.3%	—
General and administrative expenses	16,198,947	30,147,141	13,948,194	86.1%
% of revenue	17.3%	58.5%	41.2%	—
Research and development expenses	8,094,333	4,168,813	(3,925,520)	(48.5)%
% of revenue	8.7%	8.1%	(0.6)%	—
Operating expenses	¥29,586,623	¥45,628,406	¥16,041,783	54.2%

Selling and Distribution Expenses. Selling and distribution expenses consisted primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including advertising and trade shows, and an allocation of our facilities and depreciation expenses. Selling expenses increased ¥6.0 million to ¥11.3 million ($1.9 million) for the year ended June 30, 2015 from ¥5.3 million for the year ended June 30, 2014. This increase was primarily due to an increase in traveling expenses and service fees, offset by a decrease in shipping charge. Selling expenses were 5.7% of total revenues in the year ended June 30, 2014 and 22.0% of total revenues in the same period of 2015.

General and Administrative Expenses. General and administrative expenses consisted primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses and other expenses incurred in connection with general operations. General and administrative expenses increased by 86.1%, or ¥13.9million ($2.3 million), from approximately ¥16.2 million in the year ended June 30, 2014 to approximately ¥30.1 million ($5.0 million) in the same period in 2015. General and administrative expenses were 17.3% of total revenues in 2014 and 58.5% of total revenues in 2015. The increase in general and administrative expenses was mainly due to an increase in consulting fees related to investor relationship services, salary and compensation, allowance for doubtful accounts. We recorded a provision of ¥13.9 million ($2.3 million) for unrecoverable accounts, which arose as a result of an unfavorable industry environment and our client’s postponed production plan.

Research and development (“R&D”) expenses. R&D expenses consist primarily of salaries and related expenditures on our R&D projects. R&D expenses decreased by 48.5%, from approximately ¥8.1 million for the year ended June 30, 2014 to approximately ¥4.2 million ($0.7 million) for the same period of 2015. This decrease was primarily due to lower research activities. We enhanced our cost/expense control during this fiscal year and may continue to be strict on our R&D project selection and implementation.

Net Income

	For the Years Ended
	June 30,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Income (loss) from operations	¥2,830,238	¥(35,516,233)	¥(38,346,471)	(1,354.9)%
Interest and other expense	(41,282)	1,507,770	1,549,052	3,752.4%
Income (loss) before income taxes	2,788,956	(34,008,463)	(36,797,419)	(1,319.4)%
Provision (benefit) for income taxes	961,136	(2,552,075)	(3,513,211)	(365.5)%
Net income (loss)	1,827,820	(31,456,388)	(33,284,208)	(1,821.0)%
Less: Net income attributable to non-controlling interest	1,020,632	-	(1,020,632)	(100.0)%
Net income (loss) attributable to Recon Technology, Ltd	¥807,188	¥(31,456,388)	¥(32,263,576)	(3,997.0)%

Income (loss) from operations. Loss from operations was approximately ¥35.5 million ($5.8 million) for the year ended June 30, 2015, as compared to income of ¥2.8 million for the same period in 2014. This decrease in income from operations can be attributed primarily to the decreased revenue and increases in provision of inventory allowance, selling, general and administrative expenses.

Interest and other income (expense). Interest and other income was approximately ¥1.5 million ($0.2 million) for the year ended June 30, 2015, as compared to interest and other expense of ¥41,282 for the same period in 2014. The ¥1.5 million ($0.2 million) increase in interest and other income was primarily due to a loss from warrants redemption and decreases in subsidy income, offset by a decrease in loss from investment and change in warrant liability.

Provision (benefit) for income tax. Provision for income tax for the year ended June 30, 2014 was approximately ¥1.0 million and benefit from income tax was ¥2.6 million ($0.42 million) for the year ended June 30, 2015. This increase of benefit from income tax was mainly due to an over-accrual in income tax in prior years.

Net income (loss). As a result of the factors described above, net loss was approximately ¥31.5 million ($5.2 million) for the year ended June 30, 2015, a decrease of approximately ¥33.3 million ($5.5 million) from net income of ¥1.8 million for the same period in 2014.

Net income (loss) attributable to ordinary shareholders. As a result of the factors described above, net loss attributable to ordinary shareholders was approximately ¥31.5 million ($5.2 million) for the year ended June 30, 2015, a decrease of approximately ¥32.3 million ($5.3 million) from net income attributable to ordinary shareholders of approximately ¥0.8 million for same period of 2014.

Adjusted EBITDA

Adjusted EBITDA. We define adjusted EBITDA as net income (loss) adjusted for income tax expense, interest expense, one-time write down expenses change in fair value of warrant liability, loss from investment, non-cash stock compensation expense, depreciation and amortization. We think it is useful to an equity investor in evaluating our operating performance because: (1) it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which the assets were acquired; and (2) it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

	For the Years Ended
	June 30,
	2014	2015	2015	Increase /	Percentage
	RMB	RMB	USD	(Decrease)	Change
Reconciliation of Adjusted EBITDA to Net Income (loss)

Net income (loss)	¥1,827,820	¥(31,456,388)	$(5,166,270)	¥(33,284,208)	(1,821.0)%

Provision for income taxes	961,136	(2,552,075)	(419,143)	(3,513,211)	(365.5)%

Interest expense and foreign currency adjustment	1,141,069	1,129,641	185,527	(11,428)	(1.0)%

Change in fair value of warrants liability	(60,647)	(4,034,272)	(662,573)	(3,973,625)	6,552.1%

Write down of accounts receivable	-	10,683,761	1,754,657	10 ,683,761	100.0%

Provision for slow moving inventories	-	7,700,836	1,264,753	7,700,836	100.0%

Loss from investment	1,535,250	-	-	(1,535,250)	(100)%

Restricted shares issued for consulting services	407,593	1,585,462	260,390	1,177,869	289.0%

Loss from warrants redemption	-	2,496,375	409,995	2,496,375	100.0%

Stock compensation expense	2,429,028	3,123,417	512,977	694,389	28.64%

Depreciation and amortization	595,647	526,046	86,396	(69,601)	(11.7)%

Adjusted EBITDA	¥8,836,896	¥(10,797,197)	$(1,773,291)	¥(19,634,093)	(222.2)%

Adjusted EBITDA decreased by approximately ¥19.6 million ($3.2 million) to an approximate loss of ¥10.8 million ($1.8 million) for the year ended June 30, 2015 as compared to approximately ¥8.8 million income for the same period in 2014. This was mainly due to decreased revenue, and increases in selling, general and administrative expenses.

Adjusted Net Income (Loss) and Adjusted Earnings (Loss) Per Share

	For the Years Ended
	June 30,
	2014	2015	2015
	RMB	RMB	USD
Reconciliation of Net Income (loss) attributable to Recon Technology, Ltd To Adjusted Net Income (loss) attributable to Recon Technology, Ltd

Net income (loss) attributable to Recon Technology, Ltd	¥807,188	¥(31,456,388)	$(5,166,271)

Special items (A):

Change in fair value of warrants liability	(60,647)	(4,034,272)	(662,573)

Loss from investment	1,535,250	-	-

Restricted shares issued for consulting services	407,593	1,585 ,462	260,390

Write down of accounts receivable	-	10,683,761	1,754,658

Provision for slow moving inventories	-	7,700,836	1,264,754

Loss from warrants redemption	-	2,496,375	409,995

Stock compensation expense	2,429,028	3,123,417	512,977

Adjusted net income (loss) attributable to Recon Technology, Ltd	¥5,118,412	¥(9,900,809)	$(1,626,070)

Reconciliation of U.S. GAAP Earnings (Loss) Per Share to Non U.S. GAAP Adjusted Earnings (Loss) Per Share

U.S. GAAP earnings (loss) per share	¥0.18	¥(6.45)	$(1.06)

Impact of special items on earnings per share	0.99	4.42	0.73

Non U.S. GAAP adjusted earnings (loss) per share	¥1.17	¥(2.03)	$(0.33)

Weighted - average shares -diluted	4,368,162	4,876,504	4,876,504

(A)     Special items are certain non-cash expenses and one-time expenses that are included in our U.S. GAAP reported results. There was no income tax benefit associated with the special items. The non-GAAP financial measures are provided to enhance investors' overall understanding of Recon's current financial performance.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of June 30, 2015, we had cash and cash equivalents in the amount of approximately ¥12.3 million ($2.0 million).

Indebtedness. As of June 30, 2015, we had approximately ¥16.9 million ($2.8 million) in short-term borrowings from related parties, and ¥7.0 million ($1.1 million) in commercial loans from one local bank. Other than these amounts, we did not have any financing leases or purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations, bank loans, short-term borrowings and stock offerings. As of June 30, 2015, we had total assets of approximately ¥134.3 million ($22.1 million), which includes cash of approximately ¥12.3 million ($2.0 million), net accounts receivable from third parties of approximately ¥52.2 million ($8.6 million), and net accounts receivable from related parties of approximately ¥4.8 million ($0.8 million). Working capital amounted to approximately ¥72.4 million ($11.9 million), and shareholders’ equity amounted to approximately ¥74.0 million ($12.2 million).

Cash from Operating Activities. Net cash used in operating activities was approximately ¥15.1 million ($2.5 million) for the year ended June 30, 2015. This was an increase of approximately ¥7.1 million ($1.2 million) compared to net cash used in operating activities of approximately ¥8.0 million for the year ended June 30, 2014. In more detail:

The increase in net cash used in operating activities for the year ended June 30, 2015, is primarily attributable to the decrease in net income offset by a ¥1.1 million change in accounts receivable, ¥4.2 million change in notes receivable, ¥3.8 million change other receivable, a ¥3.3 million change in purchase advance, a ¥1.6 million change in prepaid expense, a ¥5.7 million change in accounts payable, and a ¥1.3 million change in tax payable. Accounts receivable increased due to our operating seasonality and postpone payment by our clients. We will enhance our collection and expect to collect funds on these accounts by the year end.

Cash from Investing Activities. Net cash used in investing activities was approximately ¥1.7 million ($0.3 million) for the year ended June 30, 2015, an increase of ¥1.4 million ($0.2 million) from ¥0.3 million for the same period of 2014. A ¥1.7 million net increase in the purchase of property and equipment, which was offset by the proceeds from disposal of equipment.

Cash from Financing Activities. Net cash provided by financing activities amounted to approximately ¥11.1 million ($1.8 million) for the year ended June 30, 2015, as compared to cash flows provided by financing activities of approximately ¥14.0 million for the same period in 2014. During the year ended June 30, 2015, we repaid ¥3.0 million ($0.5 million) in short term bank loans and received ¥11.7 million ($1.9 million) of net proceeds from a related party. In June 2015, we had stock offerings to issued 297,197 shares of common stocks through an at-the-market offering, and received net proceeds of ¥2.3 million ($0.4 million).

Working Capital. Total working capital as of June 30, 2015 amounted to approximately ¥72.4 million ($11.9 million), as compared to approximately ¥83.1 million as of June 30, 2014. Total current assets as of June 30, 2015 amounted to approximately ¥124.5 million ($20.5 million), a decrease of approximately ¥8.9 million ($1.5 million) as compared to approximately ¥133.4 million at June 30, 2014. The decrease in total current assets at June 30, 2015 compared to June 30, 2014 was mainly due to a decrease in cash and cash equivalents and purchase advances, offset by an increase in accounts receivable.

Current liabilities amounted to approximately ¥52.1 million ($8.6 million) at June 30, 2015, in comparison to approximately ¥50.3 million at June 30, 2014, an increase of approximately ¥1.8 million ($0.3 million). This increase of liabilities was attributable mainly to an increase in accounts payable and short-term borrowings from related parties, and offset by a decrease in short-term bank loans and taxes payable.

Recently Enacted Accounting Standards

In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2015-10, “Technical Corrections and Improvements.” This ASU corrects for differences between original guidance and the Accounting Standards Codification (“ASC”) and makes minor improvements affecting several topics. We are currently in the process of evaluating this standard, but do not expect its adoption to have a material impact on our consolidated financial statements. The amendments in this Update will apply to all reporting entities within the scope of the affected accounting guidance.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory.” The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). For public business entities, The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently in the process of evaluating this standard, but do not expect its adoption to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes, together with the report of Friedman LLP for the years ended June 30, 2015 and 2014 are set forth following the signature pages of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2015, our company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Included in this Annual Report on Form 10-K, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic U.S. Securities and Exchange Commission (the “Commission”) filings.

Changes in Internal Control over Financial Reporting

Management continues to focus on internal control over financial reporting. As of June 30, 2015, the Company has completed certain documentation of our internal controls and will be implementing the following remedial initiatives:

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2015. In making this assessment, management used the 2013 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The 2013 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, the Company’s management believes that, as of June 30, 2015, its internal control over financing reporting was not effective based on those criteria.

The specific material weaknesses identified by the Company’s management as of June 30, 2015 are described as follows:

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

We recently completed our designs of our internal controls and assessments for all of our financial reporting cycles during fiscal year 2015, and we are unable to declare effectiveness of our controls due to lack of sufficient time to obtain evidence of operating effectiveness as of June 30, 2015 due to lack of monitoring of our internal controls (lack of self-testing of internal controls). Therefore, we determined that the lack of time to evaluate our design and operating effectiveness is a material weakness. It should be noted, however, that (a) many actions had been undertaken to enhance the control environment during the year; and (b) there are other remedial activities that are scheduled to be take place in fiscal 2016.

As a result, the Company has developed remedial actions to strengthen its accounting and financial reporting functions as well as the related disclosure controls and procedures. Such plan will require the hiring of additional resources and the deployment of other corporate resources for the accounting department in relation to the financial reporting process. Such additional resources will include the establishment of a work force dedicated to the task of correcting past financial irregularities and maintaining correct financial reporting on an on-going basis. To strengthen the Company’s internal control over financial reporting, the Company needs to engage outside consultants that are skilled in SEC reporting and Section 404 compliance to assist in the implementation of the following remedial actions as of the date of this report:

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

In addition to the foregoing efforts, the Company expects to implement the following remedial actions during fiscal year 2016:

• Formalization of a periodic staff training program to enhance their awareness of the key internal control activities.

• Develop a comprehensive training and development plan, for our finance, accounting and internal audit personnel, including our Chief Financial Officer,

Controller, and others, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof.

• Hire a full-time employee who possesses the requisite U.S. GAAP experience and education.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401:

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them:

Name	Age	Position Held
Mr. Yin Shenping	46	Chief Executive Officer and Director
Ms. Liu Jia	32	Chief Financial Officer
Mr. Chen Guangqiang	52	Chief Technology Officer and Director
Mr. Zhao Shudong	69	Independent Director
Mr. Nelson N.S. Wong	53	Independent Director (Audit Committee Chair)
Mr. Hu Jijun	50	Independent Director

Yin Shenping. Mr. Yin has been our Chief Executive Officer and a director since the Company’s inception. In 2003, Mr. Yin founded Nanjing Recon, a Chinese company that provides services to automate and enhance the extraction of petroleum in China, and has been the Chief Executive Officer since that time. Prior to founding Nanjing Recon, Mr. Yin served as a sales manager for Fujian Haitian Network Company from 1992 through 1994. Mr. Yin has founded and operated a number of companies engaged in the IT industry including: Xiamen Hengda Haitian Computer Network Co., Ltd. (1994), Baotou Hengda Haitian Computer Network Co., Ltd. (1997) and Beijing Jingke Haitian Electronic Technology Development Co., Ltd. (1999), and Jingsu Huasheng Information Technology Co., Ltd. (2000). In 2000, Mr. Yin merged the former Nanjing Kingsley Software Engineering Co., Ltd. into Nanjing Recon. Mr. Yin received his bachelor’s degree in 1991 from Nanjing Agricultural University in information systems. Mr. Yin was chosen as a director of the Company because as one of the founders of the Company, we believe his knowledge of the Company and years of experience in our industry give him the ability to guide the Company as a director in its development.

Liu Jia. Ms. Liu has served as our Chief Financial Officer since 2008. In 2008 Ms. Liu assisted Heilongjiang Province Jintian Group with financial due diligence, field surveys and data analysis. While in college Ms. Liu interned at Xinghua Certified Public Accountants, Ltd., Beijing Zhongweihuahao Accountants Affairs Office, Tiantong Securities Co., Ltd. and Industrial and Commercial Bank of China, focused on the areas of auditing, accounting and data analysis. Ms. Liu received her bachelor’s degree in 2006 from Beijing University of Chemical Technology, School of Economics and Management and her master’s degree in industrial economics in 2009 from Beijing Wuzi University.

Chen Guangqiang. Mr. Chen has served as our Chief Technology Officer and director since our inception. Mr. Chen was a geological engineer for the Fourth Oil Extraction Plant of Huabei Oil Field from 1985 through 1993. From 1993 through 1999, Mr. Chen was a chief engineer for Xinda Company, CNPC Development Bureau. From 1999 through 2003, Mr. Chen served as the general manager of Beijing Adar. Mr. Chen received his bachelor’s degree in 1985 from Southwest Petroleum Institute. Mr. Chen was appointed to the position of director because he is one of the founders of the Company and we believe we can benefit from his many years of engineering experience and management experience in the oil extraction industry.

Nelson N.S. Wong. Mr. Wong joined our Board of Directors in 2008. Prior to joining our Board, in1990 Mr. Wong joined the Vigers Group, a real estate company that provides services in valuation, corporate property services, investment advisory services, general practice surveying, building surveying, commercial, in both retail and industrial agency, and property and facilities management. Mr. Wong became the Vice Chairman and CEO of the Vigers Group in 1993. In 1995 Mr. Wong established the ACN Group, a business consulting firm, where he has worked continuously and continues to serve as the Chairman and Managing Partner. Mr. Wong received a bachelor’s degree in arts from the PLA Institute of International Relations in Nanjing in 1983. Mr. Wong was appointed to the position of director because we believe we can benefit from his leadership skills and management experience.

Hu Jijun. Mr. Hu joined our Board of Directors in 2008. Prior to joining our Board, from 1988 to 2003, Mr. Hu served in a variety of positions at Sinopec No. 2 test-drill plant, including technician of installation, assets equipment work, electrical installation, control room production dispatcher, Deputy Chief Engineer of the Technology Battalion, and Deputy Director of Production. From 2003 to 2005 he served as Head of the Integrated Battalion and he is currently the Head of the Transport Battalion, Senior Electric Engineer. Mr. Hu graduated as an automated professional from the China University of Petroleum in 1988. Mr. Hu was appointed to the position of a director because we believe his years of experience and knowledge gained while working at our No. 2 test-drill plant will prove beneficial to the guidance of the Company.

Zhao Shudong. Mr. Zhao joined our Board of Directors in 2013. Mr. Zhao spent over 30 years working in the oilfield industry prior to retiring from full-time work in 2006. From 1970 to 1976, Mr. Zhao worked as a technician in the Daqing oilfield. From 1976 to 1982, Mr. Zhao served as the vice director of the Hubei Oilfield Generalized Geologic Technical Research Institute. Mr. Zhao then spent 11 years as a director and section chief at the Scientific and Technological Development Department of the Huabei Petroleum Administrative Bureau. He was subsequently appointed Chief Geologist of the bureau, a position he held from 1993 to 1999. From 1999 to 2006, Mr. Zhao served as the General Manager of the Huabei Oilfield Company of CNPC. Mr. Zhao studied at the Northeast Petroleum Institute from 1965 to 1970. Mr. Zhao has been chosen as a director nominee because of his extensive experience in the oilfield industry.

Employment Agreements

We have employment agreements with each of our Chief Executive Officer, Chief Technology Officer and Chief Financial Officer. With the exception of the employment agreement with our Chief Financial Officer, each of these employment agreements provides for an indefinite term. Such employment agreements may be terminated (1) if the employee gives written notice of his or her intention to resign, (2) the employee is absent from three consecutive meetings of the Board of Directors, without having obtained special leave of absence from the other members of the Board of Directors, and the Board of Directors passes a resolution that such employee has vacated his office, or (3) the death, bankruptcy or mental incapacity of the employee. The employment agreement for our Chief Financial Officer provides for a one-year term, currently expiring on March 12, 2016. Such employment agreement may be terminated if the employee gives thirty days’ written notice of her intention to resign, or if the Board of Directors determines she can no longer perform her duties as Chief Financial Officer and provides her with thirty days’ written notice of termination.

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

Share Option Pool

In connection with our initial public offering, we established a pool for share options for the Domestic Companies’ and our employees. This pool contains options to purchase up to 790,362 of our ordinary shares. The options will vest at a rate of 20% per year for five years and have an exercise price of the market price of our shares on the date the options are granted. To date, we issued 564,000 options out of our employee share option pool. We initially granted 293,000 options in 2009. We held a shareholder meeting in December 2010 and announced the resignation of three directors, and as a result, 100,000 options were forfeited and went back in the pool. In 2012, we granted an additional 415,000 options and 44,000 options were forfeited and went back to the pool. In the three months ended June 30, 2014, and 148,400 vested options from 2012 grants were exercised. The Company granted options to purchase 400,000 ordinary shares to its employees and non-employee director on January 31, 2015 under the 2015 option plan. As of June 30, 2015, we have 815,600 options outstanding.

On July 11, 2015, the Company’s board approved to reserve 800,000 shares and options under the 2015 option plan. As of September 25, 2015, no option is granted.

Executive Stock Grants

On December 13, 2013, the Company granted 95,181 restricted shares to Mr. Yin Shenping and 135,181 restricted shares to Mr. Chen Guangqiang at an aggregate value of ¥4,207,496 ($688,782), based on the stock closing price of $2.99 at December 13, 2013. These restricted shares will be vested over three years with one third of the shares vesting every year from the grant date. Of these 76,787 restricted shares vested and were issued to Mr. Yin Shenping and Mr. Chen Guangqiang on March 24, 2015.

On January 31, 2015, the Company granted 150,000 restricted shares to Mr. Yin Shenping and 150,000 restricted shares to Mr. Chen Guangqiang at an aggregate value of ¥3,038,558($495,000), based on the stock closing price of $1.65 at January 31, 2015. These restricted shares will vest over three years with one third of the shares vesting every year from the grant date. As of June 30, 2015, we have 453,575 non-vested restricted stocks outstanding.

Board of Directors and Board Committees

Our board of directors currently consists of five members. There are no family relationships between any of our executive officers and directors.

The directors are divided into three classes, as nearly equal in number as the then total number of directors permits. Class I directors faced re-election at our annual general meeting of shareholders in 2014  and every three years thereafter. Class II directors face re-election at our annual general meeting of shareholders in 2015 and every three years thereafter. Class III directors face re-election at our annual general meeting of shareholders in 2016 and every three years thereafter.

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

A director may vote in respect of any contract or transaction in which he is interested, provided, however, that the nature of the interest of any director in any such contract or transaction shall be disclosed by him at or prior to the Board of Directors consideration and any vote on that matter. A general notice or disclosure to the directors, or otherwise contained in the minutes of a meeting or a written resolution of the directors or any committee thereof that a director is a shareholder of any specified firm or company and is to be regarded as interested in any transaction with such firm or company shall be sufficient disclosure and after such general notice it shall not be necessary to give special notice relating to any particular transaction.

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

Limitation of Director and Officer Liability

Pursuant to our Amended Memorandum and Articles of Association, every director or officer and the personal representatives of the same shall be indemnified and held harmless out of our assets and funds against all actions, proceedings, costs, charges, expenses, losses, damages or liabilities incurred or sustained by him or her in or about the conduct of our business or affairs or in the execution or discharge of his or her duties, powers, authorities or discretions, including without prejudice to the generality of the foregoing, any costs, expenses, losses or liabilities incurred by him in defending (whether successfully or otherwise) any civil proceedings concerning us or our affairs in any court whether in the Cayman Islands or elsewhere. No such director or officer will be liable for: (a) the acts, receipts, neglects, defaults or omissions of any other such Director or officer or agent; or (b) any loss on account of defect of title to any of our properties; or (c) account of the insufficiency of any security in or upon which any of our money shall be invested; or (d) any loss incurred through any bank, broker or other similar person; or (e) any loss occasioned by any negligence, default, breach of duty, breach of trust, error of judgment or oversight on his or her part; or (f) any loss, damage or misfortune whatsoever which may happen in or arise from the execution or discharge of the duties, powers authorities, or discretions of his or her office or in relation thereto, unless the same shall happen through his or her own dishonesty, gross negligence or willful default.

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

The following table shows the annual compensation paid by us to Mr. Yin Shenping, our Chief Executive Officer, for the years ended June 30, 2015 and 2014. No other employee or officer received more than $100,000 in total compensation in 2015 or 2014.

Summary Executive Compensation Table

Name and principal position	Year	Salary	Bonus	Option Awards		Restricted Stock Awards		Total
Yin Shenping, Principal Executive Officer	2015	$126,347	$10,000		$—	$129,239	(1,2)	$265,586
	2014	$125,463	$10,455	$		$47,432	(1)	$183,350
Liu Jia Chief Financial Officer	2015	$80,000	$7,390		$—	$7,332	(3)	$94,722
	2014	$80,000	$6,500	$		$—		$86,500
Chen Guangqiang, Chief Technology Officer	2015	$117,343	$10,000		$—	$169,105	(1,2)	$296,448
	2014	$113,593	$10,000		$—	$67,365	(1)	$190,958

(1) On December 13, 2013, the Company granted 95,181 restricted shares to Mr. Yin Shenping and 135,181 restricted shares to Mr. Chen Guangqiang at an aggregate value of ¥4,207,496 ($688,782), based on the stock closing price of $2.99 at December 13, 2013. These restricted shares will be vested over three years with one third of the shares vesting every year from the grant date.

(2) On January 31, 2015, the Company granted 150,000 restricted shares to Mr. Yin Shenping and 150,000 restricted shares to Mr. Chen Guangqiang at an aggregate value of ¥3,038,558($495,000), based on the stock closing price of $1.65 at January 31, 2015. These restricted shares will vest over three years with one third of the shares vesting every year from the grant date.

(3) On January 31, 2015, the Company granted 32,000 options to Ms. Liu Jia, which options vest over a period of three years, one third of which vest on January 31 of each year beginning in 2016. The grant date fair value of such options was $1.65.

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

Summary Director Compensation Table

Name(1)	Fees earned or paid in cash	Option Awards	Total(2)
Nelson N.S. Wong	$8,000	$5,728	$13,728
Hu Jijun	$8,000	$5,728	$13,728
Zhao Shudong	$8,000	$4,124	$12,124

(1)	Compensation for our directors Yin Shenping and Chen Guangqiang, who also serve as executive officers, is fully disclosed in the executive compensation table.
(2)	None of the directors received any ordinary share awards, nonqualified deferred compensation earnings or non-equity incentive plan compensation in fiscal year 2015.
(3)	On January 31, 2015, the Company granted 25,000 options to Mr. Nelson N.S. Wong, which options vest over a period of three years, one third of which vest on January 31 of each year beginning in 2016. The grant date fair value of such options was $1.65.
(4)	On January 31, 2015, the Company granted 25,000 options to Mr. Hu Jijun, which options vest over a period of three years, one third of which vest on January 31 of each year beginning in 2016. The grant date fair value of such options was $1.65.
(5)	On January 31, 2015, the Company granted 18,000 options to Zhao Shudong, which options vest over a period of three years, one third of which vest on January 31 of each year beginning in 2016. The grant date fair value of such options was $1.65.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	815,600	$3.04	800,000

PRINCIPAL SHAREHOLDERS

The following table sets forth information with respect to beneficial ownership of our ordinary shares as of the date of this report, for each person known by us to beneficially own 5% or more of our ordinary shares, and all of our executive officers and directors individually and as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as indicated below, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 5,695,146 Shares, which consists of 5,427,946 Shares outstanding as of September 25, 2015 and 267,200 shares subject to options that are exercisable within 60 days after September 25, 2015. Such shares subject to options are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such shares, but are not deemed outstanding for purposes of computing the percentage for any other person shown in the table. Our major shareholders do not possess voting rights that differ from our other shareholders. The address of each of the below shareholders is c/o Recon Technology Ltd, Room 1902, Building C, King Long International Mansion, 9 Fulin Road, Beijing 100107 China.

	Amount of Beneficial Ownership	Percentage Ownership
Yin Shenping (1)	759,488	13.99%
Chen Guangqiang (2)	744,821	13.72%
Hu Jijun (3)	15,000	* %
Nelson Wong (4)	18,000	* %
Zhao Shudong(5)	9,000	* %
Liu Jia (6)	50,000	* %
Liu Hui (7)	833,681	15.36%
Chen Yiquan (7)	833,681	15.36%
Total	2,429,990	44.77%
Directors and Executive Officers as a Group (seven members)	1,596,309	29.41%

(1)	Includes 76,000 options to purchase ordinary shares that were exercisable within 60 days after September 25, 2015. Does not include 32,000 options that were not exercisable within 60 days after September 25, 2015.
(2)	Includes 60,000 options to purchase ordinary shares that were exercisable within 60 days after September 25, 2014. Does not include 20,000 options that were not exercisable within 60 days after September 25, 2015.
(3)	Includes 15,000 options to purchase ordinary shares that were exercisable within 60 days after September 25, 2015.
(4)	Includes 18,000 options to purchase ordinary shares that were exercisable within 60 days after September 25, 2015.
(5)	Includes 9,000 options that were not exercisable within 60 days after September 25, 2015.
(6)	Includes 50,000 options to purchase ordinary shares that were exercisable within 60 days after September 25, 2015.
(7)	Includes 458,525 Shares held by Chen Yiquan and 375,156 Shares held by Liu Hui. According to a jointly filed Schedule 13D dated December 27, 2010 (Accession No. 0001144204-10-068264), Chen Yiquan and Liu Hui share beneficial ownership of and have joint voting and dispositive power over the aggregate 833,681 Shares.
*	Less than 1%.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Because we do not have access certification to Jidong Oilfield, Nanjing Recon, one of our Domestic Companies, conducted transactions with Jidong Oilfield through Beijing Yabei Nuoda Science and Technology Co. Ltd. (“Yabei Nuoda”), which has access certification to the oilfield and wherein one of the Founders, Mr. Yin Shenping, was the legal representative of before December 2013 and Chairman as of September 30, 2014. On October 30, 2014, Mr. Yin resigned from the chairman position and at that point Yabei Nuoda was no longer a related party of the Company after October 30, 2014. Mr. Yin does not have any equity interest in this company currently. Below is a summary of trade accounts receivable with related parties as of June 30, 2014 and 2015, respectively.

	June 30, 2014	June 30, 2015	June 30, 2015
Related Party	RMB	RMB	U.S. Dollars

Beijing Yabei Nuoda Science and Technology Co. Ltd. *	¥5,441,498	¥-	$-

Beijing Langchen Construction Company	726,800	726,800	119,367

Xiamen Huangsheng Hitek Computer Network Co.Ltd.	100,000	980,000	160,951

Xiamen Henda Hitek Computer Network Co. Ltd.	1,211,000	3,063,000	503,055

Total - related-parties, net	¥7,479,298	¥4,769,800	$783,373

Related Party	June 30, 2014	June 30, 2015	June 30, 2014
Non-current portion	RMB	RMB	U.S. Dollars

Beijing Yabei Nuoda Science and Technology Co. Ltd.	¥16,062,574	¥4,934,072	$810,352

Allowance for doubtful accounts	(1,606,257)	(493,407)	(81,035)

Total - related-parties, net	¥14,456,317	¥4,440,665	$729,317

Below is a summary of purchase advances to related parties as of June 30, 2014 and 2015, respectively

	June 30, 2014	June 30, 2015	June 30, 2015
Related Party	RMB	RMB	U.S. Dollars

Xiamen Huangsheng Hitek Computer Network Co. Ltd.	¥394,034	¥394,034	$64,715

Total	¥394,034	¥394,034	$64,715

In addition, included in the Company’s other receivables as of June 30, 2015 were amounts “due from ENI” after ENI ceased to be a VIE of the Company on December 16, 2010. In January 2012, ENI agreed to repay the loan on a determined payment schedule, and interest is accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest was to be repaid over three years on a quarterly basis beginning March 2012. The first four payments are RMB 1.2 million each. In March, June, September and December of 2012, the Company received RMB 4.8 million. Starting March 2013, installments for each quarter would be ¥1,777,653. The Company received the payments on time in March and June, 2013. On September 30, 2013, ENI proposed to extend the payment period and signed a new contract with the Company. According to the new arrangement, the remaining balance of this loan will be repaid over four years with quarterly installments of ¥699,147. The Company has continued to receive the payments under the agreement.

Accordingly, the current and non-current portion of the amount due from ENI at June 30, 2015 is RMB 2,624,071 ($430,967) and RMB 2,729,033 ($448,205), respectively.

The Company also had short-term borrowings from related parties. Below is a summary of the Company’s short-term borrowings due to related parties as of June 30, 2014 and 2015, respectively.

	June 30, 2014	June 30, 2015	June 30, 2015
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars
Short-term borrowing from a Founder, 6.6% annual interest, due on December 25, 2014	¥5,007,728	¥-	-
Short-term borrowing from a Founder, 7.2% annual interest, due on October 20, 2015		6,013,200	987,584
Short-term borrowing from a Founder, 6.0% annual interest, due on October 2, 2015		3,403,431	558,966
Short-term borrowing from a Founder, 6.16% annual interest, due on October 12, 2015		1,600,274	262,822
Short-term borrowing from a Founder's family member, no interest, due on various dates.		5,700,000	936,145
Short-term borrowings from Xiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2015	200,000	200,000	32,847

Total short-term borrowings due to related parties	¥5,207,728	¥16,916,905	$2,778,364

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

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2014 and 2015.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal years 2014 and 2015, Friedman LLP’s audit fees were $185,000 and $190,000, respectively.

Audit-Related Fees

The Company has not paid Friedman LLP for audit-related services in fiscal years 2014 and 2015.

Tax Fees

The Company has not paid Friedman LLP for tax services in fiscal years 2014 and 2015.

All Other Fees

The Company has not paid Friedman LLP for any other services in fiscal years 2014 and 2015.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Number	Exhibit

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.31	Form of Warrant Exchange Agreement dated February 13, 2015 (incorporated by reference to Exhibit 10.36 of the Company’s Form 10-Q for the quarter ended December 31 2014, filed on February 13, 2015).

10.32	Form of Warrant Exchange Agreement dated February 15, 2015 (incorporated by reference to Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2015).

10.33	Equity Distribution Agreement between Maxim Group LLC and Recon Technology, Ltd dated May 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 14, 2015).

14.1	Code of Ethics of the Company. (2)

21.1	List of subsidiaries of the Company. (3)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

99.1	Audit Committee Charter (2)

101. INS(3)	XBRL Instance Document

101. SCH(3)	XBRL Taxonomy Extension Schema Document

101. CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB(3)	XBRL Taxonomy Extension Label Linkbase Document

101. PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or report for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

RECON TECHNOLOGY, LTD

September 25, 2015	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Yin Shenping	Chief Executive Officer and Director	September 25, 2015
Yin Shenping	(Principal Executive Officer)

/s/ Chen Guangqiang	Chief Technology Officer and Director	September 25, 2015
Chen Guangqiang

/s/ Zhao Shudong	Director	September 25, 2015
Zhao Shudong

/s/ Nelson N.S. Wong	Director	September 25, 2015
Nelson N.S. Wong

/s/ Hu Jijun	Director	September 25, 2015
Hu Jijun

RECON TECHNOLOGY, LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Recon Technology, Ltd.

We have audited the accompanying consolidated balance sheets of Recon Technology, Ltd. (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the two years in the period ended June 30, 2015. Recon Technology, Ltd.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Recon Technology, Ltd. as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

September 25, 2015

RECON TECHNOLOGY, LTD

Consolidated Balance Sheets

	As of June 30,	As of June 30,	As of June 30,
	2014	2015	2015
	RMB	RMB	U.S. Dollars
ASSETS
Current assets
Cash and cash equivalents	¥18,094,586	¥12,344,929	$2,027,481
Notes receivable	-	4,205,530	690,699
Trade accounts receivable, net	43,553,737	52,186,397	8,570,884
Trade accounts receivable- related parties, net	7,479,298	4,769,800	783,373
Inventories, net	14,336,602	10,845,007	1,781,140
Other receivables, net	18,293,043	18,064,568	2,966,852
Other receivables- related parties	1,414,433	91,021	14,949
Purchase advances, net	25,759,065	18,622,538	3,058,490
Purchase advances- related parties	394,034	394,034	64,715
Prepaid expenses	2,634,664	826,314	135,711
Prepaid expenses - related parties	230,000	420,000	68,979
Deferred tax asset	1,209,961	1,742,098	286,115
Total current assets	133,399,423	124,512,236	20,449,388

Property and equipment, net	1,321,538	2,666,953	438,010
Long-term trade accounts receivable, net		4,440,665	729,317
Long-term trade accounts receivable - related parties, net	14,456,317	-	-
Long-term other receivable	5,353,104	2,729,033	448,205
Total Assets	¥154,530,382	¥134,348,887	$22,064,920

LIABILITIES AND EQUITY
Current liabilities
Short-term bank loans	¥10,000,000	¥7,000,000	$1,149,652
Trade accounts payable	11,413,505	13,627,088	2,238,058
Trade accounts payable- related parties	-	3,528,705	579,540
Other payables	1,765,079	2,103,057	345,398
Other payable- related parties	3,306,024	4,309,702	707,808
Deferred revenue	4,419,824	2,285,529	375,366
Advances from customers	801,385	529,700	86,996
Accrued payroll and employees' welfare	417,624	246,789	40,532
Accrued expenses	203,051	199,166	32,715
Taxes payable	7,589,846	1,153,216	189,400
Short-term borrowings - related parties	5,207,728	16,916,905	2,778,364
Deferred tax liability	180,186	180,186	29,593
Warrants liability	5,021,621	-	-
Total current liabilities	50,325,873	52,080,043	8,553,422

Equity
Common stock, ($ 0.0185 U.S. dollar par value, 25,000,000 and 100,000,000 shares authorized as of June 30, 2014 and June 30, 2015, respectively); 4,717,336 and 5,427,946 shares issued and outstanding as of June 30, 2014 and June 30, 2015, respectively)	616,865	697,217	114,508

Additional paid-in capital	83,061,058	92,541,687	15,198,674
Appropriated retained earnings	4,148,929	4,148,929	681,403
Unappropriated retained earnings	8,431,453	(23,024,935)	(3,781,526)
Accumulated other comprehensive loss	(279,275)	(317,551)	(52,155)
Total shareholders’ equity	95,979,030	74,045,347	12,160,904
Non-controlling interest	8,225,479	8,223,497	1,350,594
Total equity	104,204,509	82,268,844	13,511,498
Total Liabilities and Equity	¥154,530,382	¥134,348,887	$22,064,920

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD

Consolidated Statements of operations and Comprehensive INCOME (LOSS)

	For the years ended
	June 30,
	2014	2015	2015
	RMB	RMB	USD

Revenues
Hardware and software	¥86,229,283	¥48,980,953	$8,044,435
Service	477,778	103,774	17,043
Hardware and software - related parties	6,740,047	2,428,173	398,793
Total revenues	93,447,108	51,512,900	8,460,271
Cost of revenues
Hardware and software	¥57,333,670	¥33,672,729	$5,530,273
Service	77,107	-	-
Hardware and software - related parties	3,619,470	27,161	4,461
Provision for slow moving inventories	-	7,700,837	1,264,755
Total cost of revenues	61,030,247	41,400,727	6,799,489
Gross profit	32,416,861	10,112,173	1,660,782

Selling and distribution expenses	5,293,343	11,312,452	1,857,912
General and administrative expenses	16,198,947	30,147,141	4,951,245
Research and development expenses	8,094,333	4,168,813	684,669
Operating expenses	29,586,623	45,628,406	7,493,826

lncome (loss) from operations	2,830,238	(35,516,233)	(5,833,044)

Other income (expenses)
Subsidy income	1,250,509	781,457	128,343
Interest income	384,182	293,499	48,203
Interest expense	(952,574)	(1,110,451)	(182,376)
Loss from investment	(1,535,250)	-	-
Change in fair value of warrants liability	60,647	4,034,272	662,573
Loss from foreign currency exchange	(188,495)	(19,190)	(3,152)
Loss from warrants redemption	-	(2,496,375)	(409,995)
Other expense	939,699	24,558	4,033

Income (loss) before income tax	2,788,956	(34,008,463)	(5,585,415)
Provision (benefit) for income tax	961,136	(2,552,075)	(419,143)
Net Income (loss)	1,827,820	(31,456,388)	(5,166,272)

Less: Net income attributable to non-controlling interest	1,020,632	-	-
Net Income (loss) attributable to Recon Technology, Ltd	¥807,188	¥(31,456,388)	$(5,166,272)

Comprehensive income (loss)
Net income (loss)	1,827,820	(31,456,388)	(5,166,272)
Foreign currency translation adjustment	17,783	(38,276)	(6,286)
Comprehensive income (loss)	1,845,603	(31,494,664)	(5,172,558)
Comprehensive income (loss) attributable to non-controlling interest	1,022,410	(1,982)	(326)
Comprehensive income (loss) attributable to Recon Technology, Ltd	¥823,193	¥(31,492,682)	$(5,172,232)

Earnings (loss) per common share - basic	¥0.19	¥(6.45)	$(1.06)
Earnings (loss) per common share - diluted	¥0.18	¥(6.45)	$(1.06)
Weighted - average shares -basic	4,303,955	4,876,504	4,876,504
Weighted - average shares -diluted	4,368,162	4,876,504	4,876,504

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD

Consolidated Statements of equity

	Ordinary Shares		Additional Paid-in Capital	Statutory Reserves	Retained Earnings	Accumulated Other Comprehensive loss	Shareholders' Equity	Non-controlling Interest	Total Equity	Total Equity
	Number of Shares	Amount (RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(USD)
Balance, July 1, 2013	3,951,811	¥529,979	¥69,516,447	¥3,023,231	¥8,749,963	¥(293,201)	¥81,526,419	¥7,200,991	¥88,727,410	$14,572,231

Capital contribution in VIE							-		-	-
Stock issuance	546,500	61,937	7,025,668				7,087,605		7,087,605	1,164,040
Restricted shares issued for services	70,625	8,044	1,401,911				1,409,955		1,409,955	231,565
Stock options exercised	148,400	16,905	2,688,004				2,704,909		2,704,909	444,243
Stock based payment			2,429,028				2,429,028		2,429,028	398,934
Net income (loss) for the year					807,188		807,188	1,020,632	1,827,820	300,194
Appropriation of statutory reserves				1,125,698	(1,125,698)		-		-	-
Foreign currency translation adjustment						13,926	13,926	3,856	17,782	2,923
Balance, June 30, 2014	4,717,336	¥616,865	¥83,061,058	¥4,148,929	¥8,431,453	¥(279,275)	¥95,979,030	¥8,225,479	¥104,204,509	$17,114,130

Capital contribution in VIE
Stock issuance	297,197	33,497	2,358,530				2,392,027		2,392,027	392,857
Restricted shares issued for services	140,162	15,876	567,223				583,099		583,099	95,766
Restricted shares issued to redeem warrants	273,251	30,979	3,431,459				3,462,438		3,462,438	568,657
Stock based payment			3,123,417				3,123,417		3,123,417	512,977
Net income (loss) for the year					(31,456,388)		(31,456,388)	-	(31,456,388)	(5,166,271)
Foreign currency translation adjustment						(38,276)	(38,276)	(1,982)	(40,258)	(6,618)
Balance, June 30, 2015	5,427,946	¥697,217	¥92,541,687	¥4,148,929	¥(23,024,935)	¥(317,551)	¥74,045,347	¥8,223,497	¥(82,268,844)	$13,511,498

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD

Consolidated Statements of Cash flows

	For the years ended
	2014	2015	2015
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net income (loss)	¥1,827,820	¥(31,456,388)	$(5,166,272)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	595,647	526,046	86,396
Loss (Gain) from disposal of equipment	128,902	(193,657)	(31,805)
Provision for doubtful accounts	1,518,778	3,252,868	534,238
Provision for slow moving inventories	-	7,700,836	1,264,754
Share based compensation	2,429,028	3,123,417	512,977
Loss from investment	1,535,250	-	-
Deferred tax benefit (provision)	(23,054)	(532,136)	(87,396)
Change in fair value of warrants liability	(60,647)	(4,034,272)	(662,573)
Restricted shares issued for services	407,593	1,585,462	260,390
Loss from warrants redemption	-	2,496,375	409,995
Income tax benefit	-	(2,111,281)	(346,748)
Changes in operating assets and liabilities:
Notes receivable	2,578,855	(4,205,530)	(690,699)
Trade accounts receivable	(5,291,233)	(3,245,218)	(532,982)
Trade accounts receivable-related parties	(3,819,299)	4,315,755	708,803
Inventories	(1,065,532)	(4,209,241)	(691,309)
Other receivable, net	(981,099)	2,481,328	407,522
Other receivables related parties, net	(671,905)	1,323,412	217,352
Purchase advance, net	(6,879,156)	3,271,935	537,369
Tax recoverable	575,650	-	-
Prepaid expense	(146,708)	1,808,350	296,996
Prepaid expense - related party, net	136,000	(190,000)	(31,205)
Trade accounts payable	4,029,340	2,213,583	363,550
Trade accounts payable-related parties	(3,994,718)	3,528,705	579,540
Other payables	(199,612)	337,978	55,508
Other payables-related parties	(933,651)	1,003,678	164,840
Deferred income	1,038,442	(2,134,295)	(350,528)
Advances from customers	330,685	(271,685)	(44,620)
Accrued payroll and employees' welfare	(1,575,159)	(170,835)	(28,057)
Accrued expenses	(285,679)	5,291	869
Taxes payable	835,418	(1,322,818)	(217,254)
Net cash used in operating activities	(7,960,044)	(15,102,337)	(2,480,349)

Cash flows from investing activities:
Purchase of property and equipment	(477,957)	(2,078,204)	(341,316)
Proceeds from disposal of equipment	141,716	400,400	65,760
Net cash used in investing activities	(336,241)	(1,677,804)	(275,556)

Cash flows from financing activities:
Proceeds from short-term bank loans	23,500,000	7,000,000	1,149,652
Repayments of short-term bank loans	(23,500,000)	(10,000,000)	(1,642,360)
Proceeds from short-term borrowings-related parties	5,007,728	18,250,000	2,997,307
Repayment of short-term borrowings	(570,375)	-	-
Repayment of short-term borrowings-related parties	(5,303,279)	(6,550,000)	(1,075,746)
Proceeds from sale of common stock, net of issuance costs	12,132,882	2,392,027	392,857
Proceeds from stock options exercised	2,704,909	-	-
Net cash provided by financing activities	13,971,865	11,092,027	1,821,710

Effect of exchange rate fluctuation on cash and cash equivalents	68,614	(61,543)	(10,106)

Net decrease in cash and cash equivalents	5,744,194	(5,749,657)	(944,301)
Cash and cash equivalents at beginning of year	12,350,392	18,094,586	2,971,782
Cash and cash equivalents at end of year	¥18,094,586	¥12,344,929	$2,027,481

Supplemental cash flow information
Cash paid during the period for interest	¥939,416	¥1,060,529	$174,177
Cash paid during the period for taxes	¥704,982	¥881,794	$144,822

Non-cash investing and financing activities
Issuance of common stock to prepay professional services	¥1,002,721	¥-	$-
Issuance of common stock to redeem warrants	-	3,462,438	568,657

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

NOTE 1.	ORGANIZATION AND NATURE OF OPERATIONS

Organization – Recon Technology, Ltd (the “Company”) was incorporated under the laws of the Cayman Islands on August 21, 2007 by Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (the “Founders”) as a limited liability company. The Company provides specialized oilfield equipment, automation systems, tools, chemicals and field services to petroleum companies mainly in the People’s Republic of China (the “PRC”). Its wholly owned subsidiary, Recon Technology Co., Limited (“Recon-HK”) was incorporated on September 6, 2007 in Hong Kong. Other than the equity interest in Recon-HK, the Company does not own any assets or conduct any operations. On November 15, 2007, Recon-HK established one wholly owned subsidiary, Jining Recon Technology Ltd. (“Recon-JN”) under the laws of the PRC. Other than the equity interest in Recon-JN, Recon-HK does not own any assets or conduct any operations. On November  19, 2010 , Recon-CI established one wholly owned subsidiary, Recon Investment Ltd. (“Recon-IN”) under the laws of HK. Other than the equity interest in Recon-IN, Recon-CI does not own any assets or conduct any operations. On January 18, 2014, Recon-IN established one wholly owned subsidiary, Recon Hengda Technology (Beijing) Co., Ltd. (“Recon-BJ”) under the laws of the PRC. Other than the equity interest in Recon-BJ, Recon-IN does not own any assets or conduct any operations.

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

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in petroleum businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. However, on January 1, 2008, to protect the Company’s shareholders from possible future foreign ownership restrictions, the Founders, who also held the controlling interest of BHD and Nanjing Recon, reorganized the corporate and shareholding structure of these entities by entering into certain exclusive agreements with Recon-JN, which entitles Recon-JN to receive a majority of the residual returns. On May 29, 2009 Recon-JN and BHD and Nanjing Recon entered into an operating agreement to provide full guarantee for the performance of such contracts, agreements or transactions entered into by BHD and Nanjing Recon. As a result of the new agreement, Recon-JN absorbs 100% of the expected losses and receives 90% of the expected gains of BHD and Nanjing Recon, which resulted in Recon-JN being the primary beneficiary of these Companies.

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

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

On August 28, 2000, a Founder of the Company purchased a controlling interest in BHD which was organized under the laws of the PRC on June 29, 1999. Through December 15, 2010, the Founders held a 67.5% ownership interest in BHD. From December 16, 2010 to June 30, 2012, Messers. Yin Shenping and Chen Guangqiang held an 86.24% ownership interest of BHD. BHD was combined with the Company through the date of the exclusive agreements, and has been consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest are the remaining amount (10%).

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

Horizontal Multistage Fracturing related Service - The Company mainly uses the Baker Hughes FracPoint™ system and provides related service to oilfield companies. The Baker Hughes FracPoint™ system provided a completion method using packers to isolate sections of the wellbore (stages) and frac sleeves to direct the frac treatment to the desired stage. The use of this type of completion eliminated the need for cementing the liner, coiled tubing operations, and wireline operations, while significantly reducing overall pumping time.

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The consolidated financial statements as of and for the year ended June 30, 2015 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.0888 = US$1.00, the approximate exchange rate prevailing on June 30, 2015. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

Estimates and assumptions - The preparation of the consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, allowance for inventory, deferred taxes, warrants liabilities, the useful lives of property and equipment and the fair value of share- based payments. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

Fair Values of Financial Instruments - The U.S. GAAP accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, purchase advances, trade accounts payable, accrued liabilities, advances from customers, short-term bank loan and short-term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term borrowings approximate fair value because the interest rate charged approximates the market rate. Long-term other receivables approximate fair value because interest rate approximates the market rate. Long-term investment is carried measured at fair value on a non-recurring basis at June 30, 2014, since the Company recorded an impairment loss during 2014; the fair value was determined to be zero using level 1 inputs. (See Note 8.)

The fair value of the warrants liability was determined using the Black-Scholes Model, as Level 2 inputs (See Note 13).

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

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

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. There were no impairments at June 30, 2014 and 2015.

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

Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options, restricted shares and warrants (using the treasury stock method).  For the year ended June 30, 2014, there were 64,207 restricted shares included in the weighted average dilutive shares calculation. The effect from options, restricted shares and warrants would have been anti-dilutive due to the fact that we incurred a net loss during the year ended June 30, 2015.

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

Recently Issued Accounting Pronouncements -

In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2015-10, “Technical Corrections and Improvements.” This ASU corrects for differences between original guidance and the Accounting Standards Codification (“ASC”) and makes minor improvements affecting several topics. We are currently in the process of evaluating this standard, but do not expect its adoption to have a material impact on our consolidated financial statements. The amendments in this Update will apply to all reporting entities within the scope of the affected accounting guidance.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory.” The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). For public business entities, The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently in the process of evaluating this standard, but do not expect its adoption to have a material impact on our consolidated financial statements.

NOTE 3. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2014	June 30, 2015	June 30, 2015
Third Party	RMB	RMB	U.S. Dollars

Trade accounts receivable	¥48,284,531	¥58,049,462	$9,533,810
Allowance for doubtful accounts	(4,730,794)	(5,863,065)	(962,926)

Total - third- party, net	¥43,553,737	¥52,186,397	$8,570,884

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

	June 30, 2014	June 30, 2015	June 30, 2015
Related Party	RMB	R MB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd. *	¥5,441,498	¥-	$-
Beijing Langchen Construction Company **	726,800	726,800	119,367
Xiamen Huangsheng Hitek Computer Network Co.Ltd. ***	100,000	980,000	160,951

Xiamen Henda Hitek Computer Network Co. Ltd. ***	1,211,000	3,063,000	503,055

Total - related-parties, net	¥7,479,298	¥4,769,800	$783,373

	June 30, 2014	June 30, 2015	June 30, 2015
Related Party – long-term	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd. *	¥16,062,574	¥-	$-

Allowance for doubtful accounts	(1,606,257)	-	-

Total - long-term trade accounts receivable, net	¥14,456,317	¥-	$-

	June 30, 2014	June 30, 2015	June 30, 2015
Third Party – long-term	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd. *	¥-	¥4,934,072	$810,352

Allowance for doubtful accounts	-	(493,407)	(81,035)

Total - long-term trade accounts receivable, net	¥-	¥4,440,665	$729,317

* The receivable from Beijing Yabei Nuoda Science and Technology Co. Ltd. (“Yabei Nuoda”) was recognized primarily from the sale of automation system and services based on written contracts. Based on the repayment agreement signed on September 2, 2015, the outstanding balance will be collected in two years beginning 2017, with each installment of ¥2,467,036.

* One of the Founders, Mr. Yin Shenping, was the legal representative of Yabei Nuoda before December 2013 and Chairman as of September 30, 2014. On October 30, 2014, Mr. Yin resigned from the chairman position and thus Yabei Nuoda is not a related party of the Company after October 30, 2014. Mr. Yin no longer has any equity interest in this company.

** This receivable was settled between August 10, 2015 and September 1, 2015.

***On August 13, 2015, all of the outstanding balance was offset against the related payable (See Note 9) and the remaining balance was repaid.

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30, 2014	June 30, 2015	June 30, 2015
Current Portion	RMB	RMB	U.S. Dollars

Due from ENI (A)	¥2,523,145	¥2,624,071	$430,967

Loans to third parties (B)	8,979,408	11,154,344	1,831,945

Business advance to staff (C)	6,371,923	3,927,238	644,994

Deposits for projects	495,961	543,800	89,312

Others	373,622	637,348	104,674

Allowance for doubtful accounts	(451,016)	(822,233)	(135,040)

Total	¥18,293,043	¥18,064,568	$2,966,852

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

Third Party	June 30, 2014	June 30, 2015	June 30, 2015
Non-Current Portion	RMB	RMB	U.S. Dollars

Due from ENI (A)	¥5,353,104	¥2,729,033	$448,205

Total	¥5,353,104	¥2,729,033	$448,205

(A)	After ENI ceased to be a VIE of the Company, ENI in January 2012 agreed to repay the loan on a payment schedule, with interest accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over approximately three years on a quarterly basis beginning March 2012. The first four payments are RMB 1.2 million each. In March, June, September and December of 2012, the Company received RMB 4.8 million. Starting March 2013, installments for each quarter would be ¥1,777,653. The Company received the payments on time in March and June, 2013. On September 30, 2013, ENI proposed to extend the payment period and signed a new contract with the Company. According to the new arrangement, the remaining part of this loan will be repaid over four years with quarterly installments of ¥699,147. The Company has continued to receive the payments under the agreement.

(B)	Loans to third-parties are mainly used for short-term funding to support cooperative companies. These loans are due on demand bearing no interest.

(C)	Business advance to staff represents advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

Other receivables - related parties represent loans to related parties for working capital advances to related entities. Such advances are due-on-demand and non-interest bearing.

Below is a summary of other receivables - related parties which consisted of the following:

Related Party	June 30, 2014	June 30, 2015	June 30, 2015
Name of Related Party	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd. *	500,000	-	-

Beijing Langchen Construction Company **	913,780	91,021	14,949

Other - business advances	653	-	-

Total	¥1,414,433	¥91,021	$14,949

* Not a related party after October 31, 2014.

** This was repaid on August 6, 2015.

NOTE 5. PURCHASE ADVANCES

The Company purchased products and services from a third-party and a related party during the normal course of business. Purchase advances consisted of the following:

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

	June 30, 2014	June 30, 2015	June 30, 2015
Third Party	RMB	RMB	U.S. Dollars

Prepayment for inventory purchase	¥27,119,326	¥22,845,030	$3,751,976

Allowance for doubtful accounts	(1,360,261)	(4,222,492)	(693,486)

Total	¥25,759,065	¥18,622,538	$3,058,490

Below is a summary of purchase advances to related party.

	June 30, 2014	June 30, 2015	June 30, 2015
Related Party	RMB	RMB	U.S. Dollars
Xiamen Huangsheng Hitek Computer Network Co. Ltd. (A)	¥394,034	¥394,034	$64,715

Total	¥394,034	¥394,034	$64,715

One of the Founders of the Company and his family member collectively own 57% of Xiamen Huasheng Haitian Computer Network Co. Ltd. Between August 10, 2015 and September 1, 2015, materials purchased have been delivered to the Company and this balance was settled in full.

NOTE 6. INVENTORIES

Inventories consisted of the following:

	June 30, 2014	June 30, 2015	June 30, 2015
	RMB	RMB	U.S. Dollars
Small component parts	¥55,262	¥55,332	$9,087

Purchased goods and raw materials	272,416	244,667	40,183

Work in process and goods on site	1,665,447	3,552,771	583,493

Finished goods	12,343,477	14,693,073	2,413,131
Allowance for slow moving inventory	-	(7,700,836)	(1,264,754)

Total inventories, net	¥14,336,602	¥10,845,007	$1,781,140

Provisions for slow moving inventory was ¥0 and ¥7,700,836 ($1,264,754) at June 30, 2014 and 2015, respectively.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2014	June 30, 2015	June 30, 2015
	RMB	RMB	U.S. Dollars

Motor vehicles	¥2,314,296	¥3,790,474	$622,532

Office equipment and fixtures	709,165	797,791	131,026

Total property and equipment	3,023,461	4,588,265	753,558

Less: Accumulated depreciation	(1,701,923)	(1,921,312)	(315,548)

Property and equipment, net	¥1,321,538	¥2,666,953	$438,010

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

Depreciation expense was ¥595,647 and ¥526,046 ($86,396) for the years ended June 30, 2014 and 2015, respectively.

NOTE 8. Long-term investment

On June 28, 2013, the Company purchased 2,800,000 restricted shares of Avalon Oil and Gas, Inc. ("Avalon") for $0.089 per share, or approximately ¥1.5 million ($250,000). Since the restriction for the shares is for two years, the Company was able to acquire the shares at 50% of the market value. The investment was accounted for using the equity method and no gain or loss from equity investment was recorded for the year ended June 30, 2013 due to immateriality. As of June 30, 2014 and 2015, Recon owned 24.02% and 16.92% of Avalon’s outstanding shares, respectively. Avalon is an independent US domestic oil and natural gas producer listed on the OTCBB under the ticker symbol AOGN. Avalon engages in the acquisition, exploration and development of oil and gas producing properties in the US. Based on the available information and discussion with the management team of Avalon, the Company believe Avalon’s operating loss would not be recovered in the foreseeable future, therefore, the Company considered the investment to be impaired and recorded an investment loss of ¥1,535,250 ($250,000) for the year ended June 30, 2014 to write its investment down to zero.

On April 13, 2015, BHD reached an agreement to invest RMB 80 million in Huanghua Heng Da Xiang Tong Manufacture Ltd (“HHBHD”) for a 54.05% ownership interest. BHD’s board of Directors and shareholders approved the transaction to invest in HHBHD. The investment is to enhance cooperation with HHBHD and protect BHD’s design copyright. BHD does not have control or significant impact or voting rights over HHBHD. As of this report, no payment was made to HHBHD for this investment.

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2014	June 30, 2015	June 30, 2015
Third Party	RMB	RMB	U.S. Dollars

Consulting services	¥777,863	¥1,628,508	$267,460

Distributors and employees	973,707	413,703	67,945

Others	13,509	60,846	9,993

Total	¥1,765,079	¥2,103,057	$345,398

	June 30, 2014	June 30, 2015	June 30, 2015
Related Party	RMB	RMB	U.S. Dollars

Due to related parties (1)	¥2,560,648	¥2,499,347	$410,483

Expenses paid by the major shareholders	439,071	1,558,738	256,001
Due to family member of one owner on behalf on Recon	50,000	-	-

Due to management staff on behalf of Recon	256,305	251,617	41,324

Total	¥3,306,024	¥4,309,702	$707,808

(1)	Includes an advance from Xiamen Henda Haitek for RMB 2,499,347 to supplement the Company’s working capital. The advance is payable on demand and non-interest bearing. This debt was off set with accounts receivable on September 3, 2015 (See Note 3).

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

NOTE 10. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2014	June 30, 2015	June 30, 2015
	RMB	RMB	U.S. Dollars

VAT payable	¥3,412,759	¥23,885	$3,923

Enterprise income tax payable	4,134,210	1,127,131	185,115

Other taxes payable	42,877	2,200	362

Total taxes payable	¥7,589,846	¥1,153,216	$189,400

NOTE 11. SHORT-TERM BANK LOAN

Short-term bank loans consisted of the following:

	June 30, 2014	June 30, 2015	June 30, 2015
	RMB	RMB	U.S. Dollars

Industrial and commercial bank, floating interest rate at 5.6%, paid off on December 24, 2014	¥2,000,000	¥-	-

Industrial and commercial bank, floating interest rate at 6.0%, due on June 19, 2016	8,000,000	7,000,000	1,149,652

Total short-term bank loans	¥10,000,000	¥7,000,000	$1,149,652

Interest expense for the short-term bank loan was ¥624,096 and ¥516,567 ($84,839) for the years ended June 30, 2014 and 2015, respectively.

NOTE 12. SHORT-TERM BORROWINGS DUE TO RELATED PARTIES

	June 30, 2014	June 30, 2015	June 30, 2015
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars
Short-term borrowing from a Founder, 6.6% annual interest, due on December 25, 2014	¥5,007,728	¥-	-
Short-term borrowing from a Founder, 7.2% annual interest, due on October 20, 2015(B)	-	6,013,200	987,584
Short-term borrowing from a Founder, 6.0% annual interest, due on October 2, 2015	-	3,403,431	558,966
Short-term borrowing from a Founder, 6.16% annual interest, due on October 12, 2015	-	1,600,274	262,823
Short-term borrowing from a Founder's family member, no interest, due on various dates.(A)	-	5,700,000	936,145
Short-term borrowings from Xiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2015 (C)	200,000	200,000	32,847

Total short-term borrowings due to related parties	¥5,207,728	¥16,916,905	$2,778,365

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

(A)	On August 20, 2015, ¥ 1,500,000 ($246,354) was paid back to the Founder’s family member.
(B)	On August 19, 2015, the Company repaid ¥1,800,000 ($295,625) of short-term borrowing with an interest of ¥37,200 ($6,110).
(C)	On August 31, 2015, this obligation was satisfied.

Interest expense for short-term borrowings due to related parties was ¥326,953 and ¥593,884 ($97,537) for the years ended June 30, 2014 and 2015, respectively.

Note 13 –WARRANTS LIABILITY

In connection with the stock offering in November 2013, the Company issued warrants to certain institutional investors and placement agent to purchase 218,600 ordinary shares (see details in Note 14).

On February 13, 2015, the Company redeemed 163,950 warrants by issuing 204,938 ordinary shares (1.25 shares of ordinary shares to exchange one warrant) to institutional investors. On April 15, 2015, the Company redeemed the remaining 54,650 warrants by issuing 68,313 ordinary shares (1.25 shares of ordinary shares to exchange one warrant) to institutional investors. As a result, the Company recorded a loss on warrant redemption of ¥2,496,375  ($409,995) for the year ended June 30, 2015.

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

These common stock purchase warrants do not trade in an active securities market, and as such, their fair value is estimated by using the Cox-Ross-Rubinstein (CRR) Binomial Model using the following assumptions:

	June 30,	June 30,
	2015	2014

Annual dividend yield	-	-

Exercised price	-	5.38

Underlying price at grant date	-	3.86

Expected life (years)	-	2.42

Risk-free interest rate	-	0.88%

Expected volatility	-	220%

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

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

The following table sets forth by level within the fair value hierarchy the warrants liability that was accounted at fair value on a recurring basis.

	Fair Value Measurement at			Carrying Value at	Carrying Value at
	June 30, 2014			June 30, 2014	June 30, 2014
	Level 1	Level 2	Level 3	RMB	USD

Warrants liability	¥-	¥5,021,621	¥-	¥5,021,621	824,731

The following is a reconciliation of the beginning and ending balance of the warrant liability measured at fair value on a recurring basis for the year ended June 30, 2015:

	Change of warrants liability
	RMB	USD

Beginning balance - June 30, 2014	¥5,021,621	$815,834

Warrant redemption	(987,349)	(153,261)

Change of warrant liability	(4,034,272)	(662,573)

Ending balance -June 30, 2015	¥-	$-

NOTE 14. SHAREHOLDERS’ EQUITY

Stock offering – On November 25, 2013, the Company entered into a securities purchase agreement (“Purchase Agreement”) with certain institutional investors for the sale of 546,500 ordinary shares in a registered direct offering at the price of $4.81 per ordinary share (amended to $4.30 per ordinary share on November 29, 2013). The net cash proceeds received from the stock offering, after deducting underwriter commission and other associated fees, were ¥12,132,882 (approximately $2.0 million). In addition, warrants to purchase 163,950 ordinary shares in the aggregate were issued to the investors. The warrants were exercisable at an exercise price of $6.01 per ordinary share (amended to $5.38 per ordinary share on November 29, 2013) and expire three years from the date of issuance. The Company also issued warrants to purchase 54,650 ordinary shares to the placement agent (“Placement Agent Warrant”). The Placement Agent Warrants are on substantially the same terms as the warrants issued pursuant to the Purchase Agreement, except that these warrants are not exercisable for a period of six months and will expire three years from the initial issuance date.

In addition to the above warrants issued to the placement agent, the Company granted 170,000 shares of warrants on connection with its IPO offering, and none of these warrants was exercised during the years ended June 30, 2014 and 2015.

In June 2015, the Company entered into a securities purchase agreement with certain institutional investors for the sale of 297,197 ordinary shares in a registered direct offering (4,000 shares at an average of $1.64 on June 9, 2015; 288,105 shares at an average of $2.12 on June 10, 2015; 5,092 shares at an average of $2.00 on June 11, 2015). The net cash proceeds received from the stock offering, after deducting ¥1,294,922 ($212,673) underwriter commission and other associated fees, were ¥2,392,027 (approximately $0.6 million).

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2014 and 2015, the balance of total statutory reserves was ¥4,148,929 and ¥4,148,929 ($681,403), respectively.

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

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

2015 Options Plan – The Company granted options to purchase 400,000 ordinary shares to its employees and non-employee director on January 31, 2015. The options have an excise price of $1.65, which was equal to the share price of the Company’s ordinary shares at January 31, 2015, and will vest equally over a period of three years, with the one third vesting on January 31, 2016. The options expire ten years after the date of grant, on January 31, 2025.

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥10.13 ($1.65) per share.

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

The following is a summary of the stock options activity:

Stock Options	Shares	Weighted Average Exercise Price Per Share
Outstanding as of June 30, 2014	415,600	$4.37
Granted	400,000	1.65
Forfeited	-	-
Exercised	-	-
Outstanding as of June 30, 2015	815,600	$3.04

The following is a summary of the status of options outstanding and exercisable at June 30, 2015:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Average Remaining Contractual life (Years)	Average Exercise Price	Number	Average Remaining Contractual life (Years)

$6.00	193,000	4.08	$6.00	193,000	4.08

$2.96	222,600	6.74	$2.96	74,200	6.74

$1.65	400,000	9.60	-	-	-

	815,600

Restricted Shares

For the year ended June 30, 2015, the Company has granted restricted shares of common stock to senior management and consultants as follows:

On July 19, 2014, the Company granted 50,000 restricted shares to a non-affiliate as compensation for certain consulting service. The fair value of the restricted shares was $190,000 based on the closing stock price $3.8 at July 18, 2014. On January 29, 2015, 10,000 of those restricted shares were canceled based on the agreement with the consultant.

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

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

On February 2, 2015, the Company issued 24,000 restricted shares to Maxim Group LLC (“Maxim”) for certain consulting service. The fair value of the restricted shares was $43,440 based on the closing stock price $1.81 at February 2, 2015.

On April 8, 2015, the Company granted 40,000 restricted shares to a non-affiliate as compensation for certain consulting service. The fair value of the restricted shares was $62,400 based on the closing stock price $1.56 at April 8, 2015.

The Share-based compensation expense recorded for stock options granted were ¥1,657,479 and ¥1,294,629 ($211,204) for the years ended June 30, 2014 and 2015, respectively. The total unrecognized share-based compensation expense for stock options as of June 30, 2015 was approximately ¥5.0 million ($0.8 million), which is expected to be recognized over a weighted average period of approximately 2.33 years.

The Share-based compensation expense recorded for restricted shares granted were ¥771,549 and ¥1,828,790 ($298,344) for the years ended June 30, 2014 and 2015, respectively. The total unrecognized share-based compensation expense for restricted shares granted as of June 30, 2015 was approximately ¥4.6 million ($0.8 million), which is expected to be recognized over a weighted average period of approximately 2.09 years.

Following is a summary of the restricted stock grants:

Restricted stock grants	Shares

Non-vested as of June 30, 2014	230,362

Granted	414,000

Non-vested adjustment	40,625

Cancelled	(50,625)

Vested	(180,787)

Non-vested as of June 30, 2015	453,575

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

The Company reapplied for high-technology enterprise approval and has passed all relevant reviews. Thus, for the calendar years 2014 and 2015, Nanjing Recon is subject to an income tax rate of 15%.

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November 25, 2009 and is subject to an income tax rate of 15% through November 2015.

Deferred tax asset is comprised of the following:

	June 30, 2014	June 30, 2015	June 30, 2015
	RMB	RMB	U.S. Dollars

Allowance for doubtful receivables	¥1,209,961	¥1,072,279	$176,107
Net operating loss carry forward	-	669,819	110,008

Total deferred income tax assets	¥1,209,961	¥1,742,098	$286,115

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

Deferred tax liability is comprised of the following:

	June 30, 2013	June 30, 2015	June 30, 2015
	RMB	RMB	U.S. Dollars

Income tax cost due to unpayable accounts	¥180,186	¥180,186	$29,593

Total deferred income tax liability	¥180,186	¥180,186	$29,593

Following is a reconciliation of income tax at the effective rate to income tax at the calculated statutory rates:

	For the year ended June 30, 2014	For the year ended June 30, 2015	For the year ended June 30, 2015
	RMB	RMB	U.S. Dollars

Income tax calculated at statutory rates	¥3,073,289	¥(6,108,744)	$(1,003,276)

Nondeductible expenses (non-taxable income)	115,054	5,335,231	876,237
Benefit of favorable rate for high-technology companies	(1,229,316)	385,650	63,338
Benefit of revenue exempted from enterprise income tax	(794,651)	(190,614)	(31,306)

Deferred income tax (benefit)	(203,240)	137,683	22,612

Over-accrued tax of prior year	-	(2,111,281)	(346,748)

Provision (benefit) for income tax	¥961,136	¥(2,552,075)	$(419,143)

The Company’s tax provision is comprised of the following:

	For the years ended June 30,
	2014	2015	2015
	RMB	RMB	U.S. Dollars
Current income taxes	¥1,164,376	¥(2,019,938)	$(331,746)

Deferred income taxes provision (benefit)	(203,240)	(532,137)	(87,397)

Provision for income tax	¥961,136	¥(2,552,075)	$(419,143)

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

NOTE 17. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2014
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars

Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$300,721

Unappropriated retained earnings	3,152,687	3,250,513	6,403,200	1,040,291

Accumulated other comprehensive loss	(16,868)	(11,853)	(28,721)	(4,664)

Total non-controlling interest	¥4,786,819	¥3,438,660	¥8,225,479	$1,336,348

	As of June 30, 2015
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars

Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$304,001

Unappropriated retained earnings	3,152,687	3,250,513	6,403,200	1,051,636

Accumulated other comprehensive loss	(18,850)	(11,853)	(30,703)	(5,043)

Total non-controlling interest	¥4,784,837	¥3,438,660	¥8,223,497	$1,350,594

NOTE 18. CONCENTRATIONS

For the years ended June 30, 2014 and 2015, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented approximately 42.79%, 43.09% and 19.63%, 6.82% of the Company’s revenue, respectively.

For the year ended June 30, 2014, two major suppliers accounted for 32.46% of the company’s total purchases. For the year ended June 30, 2015, one major supplier accounted for 18% of the company’s total purchases.

NOTE 19. COMMITMENTS AND CONTINGENCY

(a)	Office Leases

The Company leases three offices in Beijing (two for BHD; one for Recon-JN) and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as of June 30, 2015:

	Twelve months ending June 30,
	Office lease payment
	RMB	U.S. Dollars

2016	¥973,333	$159,856
Total	¥973,333	$159,856

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of June 30, 2015, the Company estimated its severance payments of approximately ¥1.5 million ($0.3 million) which has not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any will be in the future.

NOTE 20. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – sales to related parties consisted of the following:

	For the years ended June 30,
	2014	2015	2015
	RMB	RMB	U.S. Dollars

Beijing Yabei Nuoda Science and Technology Co. Ltd. *	¥4,680,389	¥-	$-

Beijing Langchen Construction Company	640,000	-	-

Xiamen Henda Haitian computer network Inc	1,334,188	1,676,036	275,266

Xiamen Huangsheng Hitek Computer Network Co. Ltd.	85,470	752,137	123,527

Revenues from related parties	¥6,740,047	¥2,428,173	$398,793

* Not a related party after October 31, 2014, (See Note 3).

Purchases from related parties – purchases from related parties consisted of the following:

	For the years ended June 30,
	2014	2015	2015
	RMB	RMB	U.S. Dollars

Huanghua Heng Da Xiang Tong Manufacture Ltd	¥-	¥862,782	$141,700

Xiamen Huangsheng Hitek Computer Network Co. Ltd.	-	797,587	130,992

Purchase from related parties	¥-	¥1,660,369	$272,692

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

Short-term borrowings from related parties - The Company borrowed ¥5,207,728 and ¥16,916,905 ($2,778,364) from the Founders, their family members and senior officers as of June 30, 2014 and 2015, respectively. For the specific terms and interest rates of the borrowings, see Note 12.

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

Expenses paid by the owner on behalf of Recon - One owner of Nanjing Recon, Mr. Yin and the major owner of BHD, Mr. Chen paid certain operating expense for the Company. As of June 30, 2014 and June 30, 2015, ¥284,370 and ¥1,558,738 ($256,001) was due to them, respectively.

NOTE 21. Variable Interest Entities

The Company reports its VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the consolidated financial statements.

Summary information regarding consolidated VIEs is as follows:

	June 30, 2014	June 30, 2015	June 30, 2015
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥14,021,653	¥7,096,901	$1,165,566

Notes receivable	-	4,205,530	690,699

Trade accounts receivable, net	51,033,035	56,956,197	9,354,257

Purchase advances	24,600,379	19,016,573	3,123,205

Other assets	34,097,774	28,792,279	4,728,728

Total current assets	¥123,752,841	¥116,067,480	$19,062,455

Non-current assets	15,758,115	7,088,383	1,164,167

Total Assets	¥139,510,956	¥123,155,863	$20,226,622

LIABILITIES

Trade accounts payable	¥11,413,505	¥17,155,793	$2,817,598

Taxes payable	7,589,846	1,153,216	189,400

Other liabilities	21,878,699	31,386,734	5,154,831

Total current liabilities	40,882,050	49,695,743	8,161,829

Total Liabilities	¥40,882,050	¥49,695,743	$8,161,829

The financial performance of VIEs reported in the consolidated statement of operations and comprehensive income for the year ended June 30, 2015 includes revenues of ¥51,512,900 ($8,460,271), operating expenses of ¥34,257,359 ($5,626,291), and net loss of ¥21,882,903 ($3,593,960).

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

NOTE 22. EARNINGS PER SHARE

The computation of basic and diluted earnings per common share is as follows:

	For the years ended June 30,
	2014	2015	2015
	RMB	RMB	U.S. Dollars

BASIC

Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	4,303,955	4,876,504	4,876,504

Net income (loss) attributable to common stockholders	¥807,188	¥(31,456,388)	$(5,166,272)

Earnings (loss) per share attributable to common stockholders	¥0.19	¥(6.45)	$(1.06)

DILUTED

Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	4,303,955	4,876,504	4,876,504

Add: Assumed exercise of stock options, stock awards and warrants	64,207	-	-

Weighted average number of common shares outstanding	4,368,162	4,876,504	4,876,504

Net income (loss) attributable to common stockholders	¥807,188	¥(31,456,388)	$(5,166,272)

Earnings (loss) per share attributable to common stockholders	¥0.18	¥(6.45)	$(1.06)

NOTE 23. SUBSEQUENT EVENTS

On May 13, 2015, the Company entered into an Equity Distribution Agreement with Maxim Group LLC to create an at-the-market equity program (the “ATM Offering”) under which it may sell up to $10,000,000 worth of its ordinary shares (the “Shares”) from time to time through Maxim Group LLC, as sales agent. Shares will be issued pursuant to a base prospectus dated August 6, 2013 included in a previously filed and effective Registration Statement on Form S-3. Through September 16, 2015, 313,071 shares are issued under this agreement, among which 15,874 shares were issued after June 30, 2015.

On July 11, 2015, the Company’s board approved to reserve 800,000 shares under the 2015 incentive plan. As of September 25, 2015, no option is granted.

On July 29, 2015, the Company entered into an acquisition memorandum of understanding with a Qinghai oilfield service company. Negotiations are still on going and no official document is signed as of the date of this report.

On August 19, 2015, the Company repaid ¥1,800,000 ($295,625) of short-term borrowing with an interest of ¥37,200 ($6,110).

On August 20, 2015, the Company repaid ¥1,500,000 ($246,354) of short-term borrowing.

On September 22, 2015, the Company entered into an amendment to the Letter Agreement (the “Agreement”) with Maxim dated January 28, 2015, extending the term of the Agreement for an additional six months, or until February 29, 2016.

