Form 10-Q
period 2015-09-30
Recon Technology, Ltd
filed 2015-11-13
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date. The Company is authorized to issue 100,000,000 ordinary shares. As of November 13, 2015, the Company has issued and outstanding 5,443,820 shares.

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

Overview

We are a company with limited liability incorporated in 2007 under the laws of the Cayman Islands. Headquartered in Beijing, we provide products and services to oil and gas companies and their affiliates through Nanjing Recon Technology Co. Ltd (“Nanjing Recon”) and Beijing BHD Petroleum Technology Co, Ltd (“BHD”), our Domestic Companies. As the Company contractually is controlling the Domestic Companies, we serve as the center of strategic management, financial control and human resources allocation for the Domestic Companies.

Through Nanjing Recon and BHD, our business is mainly focused on the upstream sectors of the oil and gas industry. We derive our revenues from the sales and provision of (1) hardware products, (2) software products, and (3) services. Our products and services involve most of the key procedures of the extraction and production of oil and gas, and include automation systems, equipment, tools and on-site technical services.

Our Variable Interest Entities (“VIEs”) provide the oil and gas industry with equipment, production technologies, automation and services.

•	Nanjing Recon: Nanjing Recon is a high-tech company that specializes in automation services for oilfield companies. It mainly focuses on providing automation solutions to the oil exploration industry, including monitoring wells, automatic metering to the joint station production, process monitoring, and a variety of oilfield equipment and control systems.

•	BHD: BHD is a high-tech company that specializes in transportation equipment and stimulation productions and services. Possessing proprietary patents and substantial industry experience, BHD has built up stable and strong working relationships with the major oilfields in China.

Recent Developments

During this three-month period, we have been affected by a decrease in oil prices and lowered CAPEX expenditures of our clients, so our business remained at a lower level as compared to the circumstance with higher oil price .

On September 22, 2015, the Company entered into an amendment to the Letter Agreement (the “Agreement”) with Maxim Group LLC dated January 28, 2015, pursuant to which Maxim would serve as the Company’s exclusive agent in connection with a proposed at-the-market offering program by the Company of up to $10,000,000. The , amendment extends the term of the Agreement for an additional six months, or until February 29, 2016. As of November 13, 2015, a total 313,071 shares have been issued under this Agreement.

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

Factors Affecting Our Business

Business Outlook

The oilfield engineering and technical service industry is generally divided into five sections: (1) exploration, (2) drilling and completion, (3) testing and logging, (4) production, and (5) oilfield construction. Thus far our businesses have been involved in completion, production and construction processes. Our management still believes we need to expand our core business, move into new markets, and develop new businesses quickly for the coming years. Management anticipates there will be opportunities in new markets and our existing markets. We also believe that many existing wells and oilfields need to improve or renew their equipment and service to maintain production and techniques and services like ours will be needed as new oil and gas fields are developed. In the next three years, we plan to focus on:

Measuring Equipment and Service. “Digital oil field” technology and the management of oil companies are highly regarded in the industry. We believe our oilfield SCADA and related technical support services will address the needs of the oil well automation system market, for which we believe there will be increasing demand over the short term and strong needs in the long term.

Gathering and Transferring Equipment. With more new wells developed, our management anticipates that demand for our furnaces and burners will grow as compared to last year, especially in the Jilin Oilfield and Xinjiiang Oilfield.

Fracturing service. We see great demand for fracturing in China and we are focused on the development and upgrade of current down-hole tools which can be used in this sector.

New business. Design and development of down-hole tools has always been an important technique for oilfield companies. Recently, this market has developed rapidly. After a yearlong test project for our customers, we have developed experience with this technology and it appears our customers have accepted our products and services. We expect to generate revenue from this business in the coming year.

Growth Strategy

As a smaller China-focused company, it is our basic strategy to focus on developing our onshore oilfield business in the upstream sector of the industry. Due to the remote location and difficult environments of China’s oil and gas fields, historically foreign competitors have rarely entered those areas directly.

Large domestic oil companies have historically focused on their exploration and development businesses to earn higher margins and keep their competitive advantage. With regard to private oilfield service companies, we estimate that approximately 90% specialize in the manufacture of drilling and production equipment. Thus, the market for technical support and project service is still in its early stage. Our management insists on providing high quality products and service in oilfields in which we have a geographical advantage. This will allow us to avoid conflicts of interest with bigger suppliers of drilling equipment and help us protect our position within the market segment. Our mission is to increase the automation and safety levels of industrial petroleum production in China and improve the underdeveloped working process and management mode by using advanced technologies. At the same time, we are always looking to improve our business and to increase our earning capability.

Recent Industry Developments

Despite uncertainty in the energy sector related to such matters as fluctuating prices and future opportunities for oil companies, our management believes there are still many factors to support our long-term development:

(1) The opening of the Chinese oil industry to participation by non-state owned service providers and vendors has played an increasingly important role in the high-end oilfield service segment to allow competition based on efficiency and price. As oil and gas fields are depleted, it becomes more challenging to find and convert reserves into usable energy sources. As the industry has permitted competition by private companies and oil companies have formed separate service companies, high-tech service has gradually opened up to private companies.

(2) As worldwide oil and gas prices decreased, development transformed and strict management has been a frequent subject of domestic oil companies. Technology reforms have been their first choice to achieve their goals about quality and efficiency upgrades. Furthermore, the construction of digital oilfields also is often a long-term development strategy for domestic oil companies. Even though total capital expenditure is expected to be reduced, we believe investment in technology reform will remain at a high level. We believe the Company will benefit from this trend.

Management is focused on these factors and will seek to extend our business on the industrial chain, such as through providing more integrated services, incremental measures and growing our business from a predominantly up-ground business to include some down-hole services as well.

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

Consolidation of VIEs

We recognize an entity as a VIE if it either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. We consolidate a VIE as our primary beneficiary when we have both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. We perform ongoing assessments to determine whether an entity should be considered a VIE and whether an entity previously identified as a VIE continues to be a VIE and whether we continue to be the primary beneficiary.

Assets recognized as a result of consolidating VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

Revenue Recognition

We recognize revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been provided, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the customers and the customers have signed a completion and acceptance report, risk of loss has transferred to the customers, customer acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

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

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, trade accounts payable, accrued liabilities, advances from customers and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term receivables and borrowings approximate fair value because their interest rates charged approximate the market rates for financial instruments with similar terms. The fair value of the warrants liability was determined using the Black-Scholes Model, as Level 2 inputs (See Note 13). Any changes in the assumptions that are used in the Black-Scholes Model may increase or decrease the warrants liability from quarter to quarter. Any change in the estimate of the fair value of the warrants liability would be charged to operations.

Receivables

Trade receivables are carried at original invoiced amount less a provision for any potential uncollectible amounts. Provisions are applied to trade receivables where events or changes in circumstances indicate that the balance may not be collectible. The identification of doubtful accounts requires the use of judgment and estimates of management. Our management must make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Increases in our allowance for doubtful accounts would lower our net income and earnings per share.

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

Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, we reduce the carrying value of the long-lived asset by the estimated excess of the carrying value over the projected discounted cash flows. In the past, we have not had to make significant adjustments to the carrying values of our long-lived assets, and we do not anticipate a need to do so in the future. However, circumstances could cause us to have to reduce the value of our capitalized assets more rapidly than we have in the past if our revenues were to significantly decline. Estimated cash flows from the use of the long-lived assets are highly uncertain and therefore the estimation of the need to impair these assets is reasonably likely to change in the future. Should the economy or acceptance of our assets change in the future, it is likely that our estimate of the future cash flows from the use of these assets will change by a material amount. There were no impairments at June 30, 2015 and September 30, 2015. However, if impairment were required, our net income and earnings per share would decrease accordingly.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, Share-Based Payment. Under the fair value recognition provisions of this topic, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight–line basis over the requisite service period for the entire award. The Company has elected mainly utilize the Black-Scholes valuation model to estimate an award’s fair value.

Recently enacted accounting pronouncements

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, or ASU 2015-14. This amendment defers the effective date of the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect this update will have a material impact on the presentation of the Company's condensed consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect this update will have a material impact on the presentation of the Company's condensed consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within fiscal years. The Company does not expect this update will have a material impact on the presentation of the Company's condensed consolidated financial statements.

Results of Operations

The following consolidated results of operations include the results of operations of the Company and its variable interest entities (“VIEs”), BHD and Nanjing Recon.

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

During this three-month period ended September 30, 2015, our operations and revenue continued to be unfavorably affected by industry conditions and thus remained at a lower level than the period ended September 30, 2014.

Revenues

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Hardware - non-related parties	¥3,019,868	¥3,480,752	¥460,884	15.3%
Service	58,491	113,208	54,717	93.5%
Software - non-related parties	1,225,641	-	(1,225,641)	(100.0)%
Total revenues	¥4,304,000	¥3,593,960	¥(710,040)	(16.5)%

Our total revenues for the three months ended September 30, 2015 were approximately ¥3.6 million ($0.6 million), a decrease of approximately ¥0.71 million or 16.5% from ¥4.3 million for the three months ended September 30, 2014. This was mainly caused by a major decrease of sales of our automation software products.

Cost and Margin

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues	¥4,304,000	¥3,593,960	¥(710,040)	(16.5)%
Cost of revenues	3,688,686	3,192,295	(496,391)	(13.5)%
Gross profit	¥615,314	¥401,665	¥(213,649)	(34.7)%
Margin %	14.3%	11.2%	(3.1)%	—

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

Our cost of revenues decreased from approximately ¥3.7 million in the three months ended September 30, 2014 to approximately ¥3.2 million ($0.5 million) for the same period in 2015, a decrease of approximately ¥0.5 million ($0.08 million), or 13.5%. This decrease was mainly caused by lower revenue during the three months ended September 30, 2015 as compared to the same period of 2014. As a percentage of revenues, our cost of revenues increased from 85.7% in 2014 to 88.8% in 2015, mainly due to the increased cost of some contracts during period.

Gross profit. Our gross profit decreased to approximately ¥0.4 million ($0.06 million) for the three months ended September 30, 2015 from approximately ¥0.6 million for the same period in 2014. Our gross profit as a percentage of revenue decreased to 11.2% for the three months ended September 30, 2015 from 14.3% for the same period in 2014. This was mainly due to the decrease of higher margin software sales compared with hardware revenues during this period.

Our software and hardware revenues are detailed as below:

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues-hardware and software- non related parties	¥4,245,509	¥3,480,752	¥(764,757)	(18.0)%
Cost of revenues -hardware and software- non related parties	3,688,686	3,192,295	(496,391)	(13.5)%
Gross profit	¥556,823	¥288,457	¥(268,366)	(48.2)%
Margin %	13.1%	8.3%	(4.8)%	—

Revenue from hardware and software to non-related parties decreased by approximately ¥0.8 million mainly due to the decrease of automation software products sold in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The gross profit from hardware and software sales to non-related parties decreased ¥0.3 million ($0.04 million) as compared to the same period during the prior year.

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues-service	¥58,491	¥113,208	¥54,717	93.5%
Cost of revenues -service	-	-	-	-%
Gross profit	¥58,491	¥113,208	¥54,717	93.5%
Margin %	100.0%	100.0%	-	—

Service revenue for the three months ended September 30, 2014 and 2015 consisted mainly of minor maintenance services, which were provided upon request by customers.

Operating Expenses

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Selling and distribution expenses	700,790	1,112,670	411,880	58.8%
% of revenue	16.3%	31.0%	14.7%	—
General and administrative expenses	3,703,291	6,177,145	2,473,854	66.8%
% of revenue	86.0%	171.9%	85.8%	—
Research and development expenses	656,729	1,792,997	1,136,268	173.0%
% of revenue	15.3%	49.9%	34.6%	—
Operating expenses	¥5,060,810	¥9,082,812	¥4,022,002	79.5%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including travelling charges, advertising and trade shows, and an allocation of our facilities, depreciation expenses and rental expense, as well as shipping charges and so on. Selling expenses increased approximately ¥0.4 million for the three months ended September 30, 2015 as compared to the same period in 2014. This increase was primarily due to an increase in shipping charges and rental expense. Selling expenses were 16.3% of total revenues for the three months ended September 30, 2014 and 31.0% of total revenues in the same period of 2015. This increase was mainly the result of our expansion into new markets.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses stock based comprehensive expense, bad debts allowance and other miscellaneous expenses incurred in connection with general operations. General and administrative expenses increased by 66.8% or ¥2.5 million ($0.4 million), from approximately ¥3.7 million during the three months ended September 30, 2014 to approximately ¥6.2 million ($1.0million) in the same period of 2015. General and administrative expenses were 86.0% of total revenues in the three months ended September 30, 2014 and 171.9% of total revenues in the same period of 2015. The increase in general and administrative expenses was mainly due to an increase in bad debts allowance and share-based compensation, offset by a decrease in consulting fees.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses increased from approximately ¥0.7 million for the three months ended September 30, 2014 to approximately ¥1.8 million ($0.3 million) for the same period of 2015. This increase was primarily due to more research and development expenditures related to on downhole service tools.

Net Income

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Loss from operations	¥(4,445,496)	¥(8,681,147)	¥(4,235,651)	95.3%
Interest and other income (expense)	314,196	(183,916)	(498,112)	(158.5)%
Loss before income tax	(4,131,300)	(8,865,063)	(4,733,763)	114.6%
Provision (benefit) for income tax	30,245	(16,457)	(46,702)	(154.4)%
Net loss	(4,161,545)	(8,848,606)	(4,687,061)	112.6%
Less: Net income attributable to non-controlling interest	-	-	-	-%
Net loss attributable to Recon Technology, Ltd	¥(4,161,545)	¥(8,848,606)	¥(4,687,061)	112.6%

Loss from operations. Loss from operations was approximately ¥8.7 million ($1.4 million) for the three months ended September 30, 2015, as compared to a loss of ¥4.4 million for the same period of 2014. This increase in loss from operations was primary due to a decrease in revenues and increased bad debt allowances and share-based compensation.

Interest and other income (expense). Interest and other expense was approximately ¥0.2 million ($0.03 million) for the three months ended September 30, 2015, as compared to interest and other income of ¥0.3 million for the same period of 2014. The ¥0.5 million ($0.08 million) decrease in interest and other income was primarily due to the decreased subsidy income and the gain as a result of a change in the fair value of warrants liability.

Provision (benefit) for income tax. Provision for income tax for the three months ended September 30, 2014 was approximately ¥0.03 million. Benefit for income tax was ¥0.02 million ($2.6 thousand) for the three months ended September 30, 2015. This increase in benefit for income tax was mainly due to the increased deferred tax assets as a result of an increase in bad debts allowances during the three months ended September 30, 2015.

Net loss. As a result of the factors described above, net loss was approximately ¥8.8 million ($1.4 million) for the three months ended September 30, 2015, or an increase of approximately ¥4.7 million ($0.7 million) from net loss of ¥4.2 million for the same period of 2014.

Net loss attributable to Recon Technology, Ltd. As a result of the factors described above, net loss attributable to ordinary shareholders was approximately ¥8.8 million ($1.4 million) for the three months ended September 30, 2015, or an increase of approximately ¥4.7 million ($0.7 million) from net loss attributable to ordinary shareholders of approximately ¥4.2 million for same period of 2014.

Adjusted EBITDA

Adjusted EBITDA. We define adjusted EBITDA as net loss adjusted for income tax expense (benefit), interest expense, change in fair value of warrants liability, non-cash stock compensation expense, depreciation and amortization. We think it is useful to an equity investor in evaluating our operating performance because: (1) it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which the assets were acquired; and (2) it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

	For the Three Months Ended
	September 30,
	2014	2015	2015	Increase /	Percentage
	RMB	RMB	USD	(Decrease)	Change
Reconciliation of Adjusted EBITDA to Net Loss
Net loss	¥(4,161,545)	¥(8,848,606)	$(1,392,648)	¥(4,687,061)	112.6%
Provision for income taxes (benefit)	30,245	(16,457)	(2,590)	(46,702)	(154.4)%
Interest expense and foreign currency adjustment	243,918	278,762	43,872	34,844	14.3%
Change in fair value of warrants liability	(274,399)	-	-	274,399	(100.0)%
Restricted shares issued for consulting services	1,171,331	202,475	31,867	(968,856)	100.0%
Stock compensation expense	600,578	1,126,552	177,304	525,974	87.6%
Depreciation and amortization	121,347	259,768	40,884	138,421	114.1%
Adjusted EBITDA	¥(2,268,525)	¥(6,997,506)	$(1,101,311)	¥(4,728,981)	208.5%

Adjusted EBITDA decreased by approximately ¥4.7 million ($0.7 million) representing a loss of approximately ¥7.0 million ($1.1 million) for the three months ended September 30, 2015 as compared to an approximately ¥2.3 million loss for the same period in 2014. This was mainly due to decreased revenues and increased research and development expenses as well as bad debt allowances.

Adjusted Net Income and Adjusted Loss Per Share

	For the Three Months Ended
	September 30,
	2014	2015	2015
	RMB	RMB	USD
Reconciliation of Net Loss attributable to Recon Technology, Ltd to Adjusted Net Loss attributable to Recon Technology, Ltd
Net loss attributable to Recon Technology, Ltd	¥(4,161,545)	¥(8,848,606)	$(1,392,648)
Noncash items (A):
Change in fair value of warrants liability	(274,399)	-	-
Restricted shares issued for consulting services	1,171,331	202,475	31,867
Stock compensation expense	600,578	1,126,552	177,304
Adjusted net loss attributable to Recon Technology, Ltd	¥(2,664,035)	¥(7,519,579)	$(1,183,477)

Reconciliation of U.S. GAAP Earnings (Loss) Per Share to Non U.S. GAAP Adjusted Earnings Per Share
U.S. GAAP earnings (loss) per share	¥(0.87)	¥(1.63)	$(0.26)
Impact of noncash items on earnings per share	0.31	0.24	0.04
Non U.S. GAAP adjusted earnings per share	¥(0.56)	¥(1.38)	$(0.22)
Weighted - average shares -diluted	4,757,112	5,438,763	5,438,763

(A) Noncash items are certain non-cash expenses that are included in our U.S. GAAP reported results. The non-GAAP financial measures are provided to enhance investors' overall understanding of Recon's current financial performance.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of September 30, 2015, we had cash and cash equivalents in the amount of approximately ¥3.9 million ($0.6 million). As of June 30, 2015, we had cash and cash equivalents in the amount of approximately ¥12.3 million.

Indebtedness. As of September 30, 2015, except for approximately ¥9.4 million ($1.5 million) of short-term borrowings from related parties, and ¥7.0 million ($1.1 million) in commercial loans from local banks, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations, bank loans and short-term borrowings and loans from related parties. As of September 30, 2015, we had total assets of approximately ¥117.7 million ($18.5 million), which includes cash of approximately ¥3.9 million ($0.6 million), net accounts receivable due from third parties of approximately ¥51.5 million ($8.1 million), Working capital amounted to approximately ¥66.5 million ($10.5 million), and shareholders’ equity amounted to approximately ¥66.6 million ($10.5 million).

Cash from Operating Activities. Net cash used in operating activities was approximately ¥1.0 million ($0.15 million) for the three months ended September 30, 2015. This was an decrease of approximately ¥9.0 million ($1.4 million) compared to net cash used in operating activities of approximately ¥10.0 million for the three months ended September 30, 2014. In more detail:

The decrease in net cash used in operating activities for the three months ended September 30, 2015, is primarily attributable to the decrease in net income and other payables to related parties offset by a ¥4.6 million ($0.7 million) change in accounts receivable due from related parties, ¥1.7 million ($0.3 million) change in accounts receivable due from third parties, and ¥1.5 million ($0.2 million) change in taxes payable. The reason of the decrease in accounts receivable is due to more timely payment from our customers.

Cash from Investing Activities. Net cash used in investing activities was approximately ¥0.5 million ($0.1million) for the three months ended September 30, 2015, representing an increase of approximately ¥0.4 million ($0.1 million) as compared to the same period in 2014. This was due to an increase in the Company’s purchase of additional property and equipment.

Cash from Financing Activities. Net cash used in financing activities amounted to ¥7.1 million ($1.1 million) for the three months ended September 30, 2015, as compared to cash flows used in financing activities of 2.0 million for the same period in 2014. During the three-month period ended September 30, 2015, we repaid ¥9.1 million ($1.4 million) in short-term borrowings to two related parties and received ¥1.8 million ($0.3 million) in loans from one related party.

Working Capital.  Total working capital as of September 30, 2015 amounted to approximately ¥66.5 million ($10.5 million), compared to approximately ¥72.4 million as of June 30, 2015. Total current assets as of September 30, 2015 amounted to approximately ¥109.4 million ($17.2 million), a decrease of approximately ¥15.1 million ($2.4 million) compared to approximately ¥124.5 million at June 30, 2015. The decrease in total current assets at September 30, 2015 compared to June 30, 2015 was mainly due to a decrease in cash and cash equivalents and related party trade accounts.

Current liabilities amounted to approximately ¥42.9 million ($6.8 million) at September 30, 2015, in comparison to approximately ¥52.1 million at June 30, 2015. This decrease of liabilities was attributable mainly to a decrease in short-term borrowings - related parties and other payable-related parties, offset by an increase in taxes payable.

Capital Needs. Our management believes that our current operations can satisfy our daily working capital needs. We may also raise capital through public offering or private placement to finance the development of our business and to consummate a merger and acquisition, if necessary.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2015, the company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

 Management continues to focus on internal control over financial reporting.  As of September 30, 2015, the Company has completed the necessary documentation of our internal controls and will further implement the following remedial initiatives:

☐    Improved design and documentation related to multiple levels of review over financial statements included in our SEC filings;

☐    Expanded design and assessment test work over the monitoring function of entity level controls;

☐    Enhanced documentation retention policies over test work related to continuous management assessments of internal control effectiveness; and

☐    Expanded documentation practices and policies related to various key controls to provide support and audit trails for both internal management assessment as well as external auditor testing.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as disclosed above.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

November 13, 2015	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

November 13, 2015	By:	/s/ Yin Shen ping
Yin Shen ping
Chief Executive Officer

RECON TECHNOLOGY, LTD

RECON TECHNOLOGY, LTD

condensed CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of Jun 30,	As of September 30,	As of September 30,
	2015	2015	2015
	RMB	RMB	U.S. Dollars
ASSETS
Current assets
Cash and cash equivalents	¥12,344,929	¥3,877,272	$610,229
Notes receivable	4,205,530	3,227,580	507,976
Trade accounts receivable, net	52,186,397	51,501,307	8,105,591
Trade accounts receivable- related parties, net	4,769,800	-	-
Inventories, net	10,845,007	11,876,883	1,869,257
Other receivables, net	18,064,568	19,137,645	3,012,000
Other receivables- related parties	91,021	-	-
Purchase advances, net	18,622,538	17,410,721	2,740,206
Purchase advances- related parties	394,034	-	-
Prepaid expenses	826,314	407,220	64,091
Prepaid expenses - related parties	420,000	210,000	33,051
Deferred tax asset	1,742,098	1,758,555	276,771
Total current assets	124,512,236	109,407,183	17,219,172

Property and equipment, net	2,666,953	2,877,450	452,871
Long-term trade accounts receivable, net	4,440,665	3,407,973	536,368
Long-term other receivable	2,729,033	2,056,776	323,708
Total Assets	¥134,348,887	¥117,749,382	$18,532,119

LIABILITIES AND EQUITY
Current liabilities
Short-term bank loans	¥7,000,000	¥7,000,000	$1,101,703
Trade accounts payable	13,627,088	13,409,825	2,110,520
Trade accounts payable- related parties	3,528,705	3,273,879	515,263
Other payables	2,103,057	1,794,205	282,383
Other payable- related parties	4,309,702	1,844,628	290,319
Deferred revenue	2,285,529	2,452,511	385,991
Advances from customers	529,700	370,984	58,388
Accrued payroll and employees' welfare	246,789	330,057	51,946
Accrued expenses	199,166	202,852	31,926
Taxes payable	1,153,216	2,660,650	418,749
Short-term borrowings - related parties	16,916,905	9,405,714	1,480,329
Deferred tax liability	180,186	180,186	28,359
Total current liabilities	52,080,043	42,925,491	6,755,876

Equity
Common stock, ($ 0.0185 U.S. dollar par value, 100,000,000 shares authorized; 5,427,946 and 5,438,763 shares issued and outstanding as of June 30, 2015 and September 30, 2015, respectively)	697,217	699,013	110,015

Additional paid-in capital	92,541,687	93,802,706	14,763,245
Appropriated retained earnings	4,148,929	4,148,929	652,984
Unappropriated retained earnings	(23,024,935)	(31,873,541)	(5,016,453)
Accumulated other comprehensive loss	(317,551)	(193,333)	(30,428)
Total shareholders’ equity	74,045,347	66,583,774	10,479,363
Non-controlling interest	8,223,497	8,240,011	1,296,880
Total equity	82,268,844	74,823,389	11,776,243
Total Liabilities and Equity	¥134,348,887	¥117,749,382	$18,532,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RECON TECHNOLOGY, LTD

condensed Consolidated Statements of OPERATIONS and Comprehensive LOSS

(UNAUDITED)

	For the three months ended
	September 30,
	2014	2015	2015
	RMB	RMB	USD

Revenues
Hardware and software	¥4,245,509	¥3,480,752	$547,822
Service	58,491	113,208	17,817
Total revenues	4,304,000	3,593,960	565,639

Cost of revenues
Hardware and software	¥3,688,686	¥3,315,627	$521,834
Provision for slow moving inventories	-	(123,332)	(19,411)
Total cost of revenues	3,688,686	3,192,295	502,423
Gross profit	615,314	401,665	63,216

Selling and distribution expenses	700,790	1,112,670	175,119
General and administrative expenses	3,703,291	6,177,145	972,197
Research and development expenses	656,729	1,792,997	282,193
Operating expenses	5,060,810	9,082,812	1,429,509

Loss from operations	(4,445,496)	(8,681,147)	(1,366,293)

Other income (expenses)
Subsidy income	214,703	49,000	7,712
Interest income	83,032	55,510	8,737
Interest expense	(241,844)	(277,824)	(43,726)
Change in fair value of warrants liability	274,399	-	-
Loss from foreign currency exchange	(2,074)	(938)	(148)
Other expense	(14,020)	(9,664)	(1,521)
Other income(expense)	314,196	(183,916)	(28,946)
Loss before income tax	(4,131,300)	(8,865,063)	(1,395,239)
Provision (benefit) for income tax	30,245	(16,457)	(2,590)
Net Loss	(4,161,545)	(8,848,606)	(1,392,649)

Less: Net loss attributable to non-controlling interest	-	-	-
Net loss attributable to Recon Technology, Ltd	¥(4,161,545)	¥(8,848,606)	$(1,392,649)

Comprehensive loss
Net loss	(4,161,545)	(8,848,606)	(1,392,649)
Foreign currency translation adjustment	(802)	124,218	19,550
Comprehensive loss	(4,162,347)	(8,724,388)	(1,373,099)
Less: Comprehensive loss attributable to non-controlling interest	(41)	16,620	2,616
Comprehensive loss attributable to Recon Technology, Ltd	¥(4,162,306)	¥(8,741,008)	$(1,375,715)

Loss per common share - basic	¥(0.87)	¥(1.63)	$(0.26)
Weighted - average shares -basic	4,757,112	5,438,763	5,438,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RECON TECHNOLOGY, LTD

condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	For the three months ended September
	2014	2015	2015
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net loss	¥(4,161,545)	¥(8,848,606)	$(1,392,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	121,347	259,768	40,884
Provision for (recovery of) doubtful accounts	(68,361)	2,109,926	332,073
Provision for slow moving inventories	-	(123,332)	(19,411)
Share based compensation	600,578	1,126,552	177,304
Deferred tax benefit (provision)	(2,034)	(16,458)	(2,590)
Change in fair value of warrants liability	(274,399)	-	-
Restricted shares issued for services	1,171,331	202,475	31,867
Changes in operating assets and liabilities:
Notes receivable	-	977,950	153,916
Trade accounts receivable	5,087,718	1,685,745	265,313
Trade accounts receivable-related parties	508,979	4,569,800	719,224
Inventories	(2,879,769)	(908,544)	(142,992)
Other receivable, net	(3,818,122)	(419,821)	(66,075)
Other receivables related parties, net	1,414,433	91,021	14,325
Purchase advance, net	(1,752,557)	(847,071)	(133,317)
Purchase advance-related party, net	(1,105,966)	394,034	62,015
Prepaid expense	(1,754,029)	216,619	34,093
Prepaid expense - related party, net	230,000	210,000	33,051
Trade accounts payable	(1,566,988)	(217,263)	(34,194)
Trade accounts payable-related parties	389,143	(254,826)	(40,106)
Other payables	(723,368)	(308,852)	(48,609)
Other payables-related parties	135,312	(2,465,074)	(387,968)
Deferred income	(283,306)	166,982	26,281
Advances from customers	(519,350)	(158,716)	(24,980)
Accrued payroll and employees' welfare	28,673	83,268	13,105
Accrued expenses	14,055	(7,505)	(1,181)
Taxes payable	(759,764)	1,507,434	237,249
Net cash used in operating activities	(9,967,989)	(974,494)	(153,372)

Cash flows from investing activities:
Purchase of property and equipment	(96,008)	(470,265)	(74,013)
Net cash used in investing activities	(96,008)	(470,265)	(74,013)

Cash flows from financing activities:
Repayments of short-term bank loans	(2,000,000)	-	-
Proceeds from short-term borrowings-related parties	-	1,800,000	283,295
Repayment of short-term borrowings-related parties	-	(9,100,000)	(1,432,214)
Proceeds from sale of common stock, net of issuance costs	-	165,823	26,098
Net cash used in financing activities	(2,000,000)	(7,134,177)	(1,122,821)

Effect of exchange rate fluctuation on cash and cash equivalents	(478)	111,279	17,514

Net decrease in cash and cash equivalents	(12,064,475)	(8,467,657)	(1,332,692)
Cash and cash equivalents at beginning of period	18,094,586	12,344,929	1,942,921
Cash and cash equivalents at end of period	¥6,030,111	¥3,877,272	$610,229

Supplemental cash flow information
Cash paid during the period for interest	¥230,035	¥277,824	$43,726
Cash paid during the period for taxes	¥32,280	¥72,217	$11,366

Non-cash investing and financing activities
Cancelation of prior issuance of 40,625 shares of common stock for professional services	¥1,002,721	¥-	$-
Non-cash transaction for AR and loan payable offset		200,000	31,477

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

On July 4, 2003, Nanjing Recon was organized under the laws of the PRC. On August 27, 2007, the Founders of the Company purchased a majority ownership of Nanjing Recon from a related party who was a majority owner of Nanjing Recon. Through December 15, 2010, the Founders held an 80% ownership interest in Nanjing Recon. From December 16, 2010 to June 30, 2012, Messers. Yin Shenping and Chen Guangqiang held an 80% ownership interest in Nanjing Recon. Nanjing Recon is combined with the Company through the date of the exclusive agreements, and is consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses 90% and 100%, respectively, based upon the control agreements. Profits allocated to the non-controlling interest are the remaining amount (10%).

Nature of Operations –The Company engaged in (1) providing equipment, tools and other hardware related to oilfield production and management, including simple installations in connection with some projects; (2) service to improve production and efficiency of exploited oil wells, and (3) developing and selling its own specialized industrial automation control and information solutions. The products and services provided by the Company include:

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2015. The results of operations for the interim periods presented may not be indicative of the operating results to be expected for the Company’s fiscal year ending June 30, 2016..

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of the Company, all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying unaudited condensed consolidated financial statements have been expressed in Chinese Yuan. The unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2015 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.3538 = US$1.00, the approximate exchange rate prevailing on September 30, 2015. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

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

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, purchase advances, trade accounts payable, accrued liabilities, advances from customers, short-term bank loan and short-term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term borrowings approximate fair value because the interest rate charged approximates the market rate. Long-term other receivables approximate fair value because interest rate approximates the market rate. Long-term investment is measured at fair value which was determined to be zero during the three months ended September 30, 2015 using level 1 inputs. (See Note 8.)

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the warrants liability was determined using the Black-Scholes Model, as Level 2 inputs (See Note 13).

Cash and Cash Equivalents - Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated original maturities of no more than six months. Since a majority of the company’s bank accounts are located in the PRC, those bank balances are uninsured.

Trade Accounts and Other Receivables - Accounts receivable are carried at original invoiced amounts less a provision for any potential uncollectible amounts. Accounts are considered past due when the related receivables are more than a year old. Provision is made against trade accounts and other receivables to the extent they are considered to be doubtful. Accounts are written off after extensive efforts at collection. Other receivables arise from transactions with non-trade customers.

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

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. There were no impairments at June 30, 2015 and September 30, 2015.

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

Software:

The Company sells self-developed software. For software sales, the Company recognizes revenues in accordance with ASC Topic 985 - 605 “Software Revenue Recognition.” Revenue from software is recognized according to project contracts. Contract costs are accumulated during the periods of installation and testing or commissioning. Usually this is short term. Revenue is not recognized until completion of the contracts and receipt of acceptance statements.

Service:

The Company provides services to improve software function and systems operation on separated fixed-price contracts. Revenue is recognized on the completed contract method when acceptance is determined by a completion report signed by the customer.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings (loss) per Share (“EPS”) - Basic EPS is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding. Diluted EPS are computed by dividing net income (loss) by the weighted-average number of ordinary shares and dilutive potential ordinary share equivalents outstanding.

Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options, restricted shares and warrants (using the treasury stock method).  The effect from options, restricted shares and warrants would have been anti-dilutive due to the fact that we incurred a net loss during the three months ended September 30, 2014 and 2015.

Recently Issued Accounting Pronouncements -

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, or ASU 2015-14. This amendment defers the effective date of the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. The Company is evaluating the effect of this standard the Company's consolidated financial position, results of operations and cash flows.

In August 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect this update will have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within fiscal years. The Company does not expect this update will have a material impact on the Company's consolidated financial position, results of operations and cash flows.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2015	September 30, 2015	September 30, 2015
Third Party	RMB	RMB	U.S. Dollars
Trade accounts receivable	¥58,049,462	¥54,318,512	$8,548,981
Allowance for doubtful accounts	(5,863,065)	(2,817,205)	(443,390)
Total - third- party, net	¥52,186,397	¥51,501,307	$8,105,591

	June 30, 2015	September 30, 2015	September 30, 2015
Related Party	RMB	R MB	U.S. Dollars
Beijing Langchen Construction Company	726,800	-	-
Xiamen Huangsheng Hitek Computer Network Co.Ltd.	980,000	-	-
Xiamen Henda Hitek Computer Network Co. Ltd.	3,063,000	-	-
Total - related-parties, net	¥4,769,800	¥-	$-

	June 30, 2015	September 30, 2015	September 30, 2015
Third Party – long-term	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd. *	¥4,934,072	¥3,786,637	$595,964
Allowance for doubtful accounts	(493,407)	(378,664)	(59,596)
Total - long-term trade accounts receivable, net	¥4,440,665	¥3,407,973	$536,368

* The receivable from Yabei Nuoda was recognized primarily from the sale of automation system and services based on written contracts. Based on the repayment agreement signed on September 2, 2015, the outstanding balance will be collected in two years beginning 2017, with each installment of ¥2,467,036.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30, 2015	September 30, 2015	September 30, 2015
Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥2,624,071	¥3,375,349	$531,233
Loans to third parties (B)	11,154,344	10,743,344	1,690,853
Business advance to staff (C)	3,927,238	4,615,793	726,462
Deposits for projects	543,800	1,102,129	173,460
Others	637,348	142,263	22,390
Allowance for doubtful accounts	(822,233)	(841,233)	(132,398)
Total	¥18,064,568	¥19,137,645	$3,012,000

Third Party	June 30, 2015	September 30, 2015	September 30, 2015
Non-Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥2,729,033	¥2,056,776	$323,708
Total	¥2,729,033	¥2,056,776	$323,708

(A)	After ENI ceased to be a VIE of the Company, ENI in January 2012 agreed to repay the loan on a payment schedule, with interest accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over approximately three years on a quarterly basis beginning March 2012. The first four payments are RMB 1.2 million each. In March, June, September and December of 2012, the Company received RMB 4.8 million. Starting March 2013, installments for each quarter would be ¥1,777,653. The Company received the payments on time in March and June, 2013. On September 30, 2013, ENI proposed to extend the payment period and signed a new contract with the Company. According to the new arrangement, the remaining part of this loan will be repaid over four years with quarterly installments of ¥699,147 ($110,036). The Company has continued to receive payments under the agreement.

(B)	Loans to third-parties are mainly used for short-term funding to support cooperative companies. These loans are due on demand bearing no interest.

(C)	Business advance to staff represents advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

Other receivables - related parties represent loans to related parties for working capital advances to related entities. Such advances are due-on-demand and are non-interest bearing.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of other receivables - related parties which consisted of the following:

Related Party	June 30, 2015	September 30, 2015	September 30, 2015
Name of Related Party	RMB	RMB	U.S. Dollars
Beijing Langchen Construction Company	91,021	-	-
Total	¥91,021	¥-	$-

NOTE 5. PURCHASE ADVANCES

The Company purchased products and services from a third-party and a related party during the normal course of business. Purchase advances consisted of the following:

	June 30, 2015	September 30, 2015	September 30, 2015
Third Party	RMB	RMB	U.S. Dollars
Prepayment for inventory purchase	¥22,845,030	¥23,692,101	$3,728,808
Allowance for doubtful accounts	(4,222,492)	(6,281,380)	(988,602)
Total	¥18,622,538	¥17,410,721	$2,740,206

Below is a summary of purchase advances to related party.

	June 30, 2015	September 30, 2015	September 30, 2015
Related Party	RMB	RMB	U.S. Dollars
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	¥394,034	¥-	$-
Total	¥394,034	¥-	$-

NOTE 6. INVENTORIES

Inventories consisted of the following:

	June 30, 2015	September 30, 2015	September 30, 2015
	RMB	RMB	U.S. Dollars
Small component parts	¥55,332	¥55,332	$8,708
Purchased goods and raw materials	244,667	264,518	41,631
Work in process and goods on site	3,552,771	4,090,799	643,835
Finished goods	14,693,073	10,312,793	1,623,091
Allowance for slow moving inventory	(7,700,836)	(2,846,559)	(448,008)
Total inventories, net	¥10,845,007	¥11,876,883	$1,869,257

Provisions for slow moving inventory was ¥7,700,836 and ¥2,846,559 ($448,008) at June 30, 2015 and September 30, 2015, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2015	September 30, 2015	September 30, 2015
	RMB	RMB	U.S. Dollars
Motor vehicles	¥3,790,474	¥4,050,440	$637,483
Office equipment and fixtures	797,791	797,791	125,561
Leasehold improvement	-	210,299	33,098
Total property and equipment	4,588,265	5,058,530	796,142
Less: Accumulated depreciation	(1,921,312)	(2,181,080)	(343,271)
Property and equipment, net	¥2,666,953	¥2,877,450	$452,871

Depreciation expense was ¥121,347 and ¥ 259,768 ($40,884) for the three months ended September 30, 2014 and 2015, respectively.

NOTE 8. LONG-TERM INVESTMENT

On June 28, 2013, the Company purchased 2,800,000 restricted shares of Avalon Oil and Gas, Inc. ("Avalon") for $0.089 per share, or approximately ¥1.5 million ($250,000). Since the shares are restricted for two years, the Company was able to acquire the shares at 50% of the market value. The investment was accounted for using the equity method and no gain or loss from equity investment was recorded for the year ended June 30, 2013 due to immateriality. As of June 30, 2015 and September 30, 2015, Recon owned 16.92% and 16.00%  of Avalon’s outstanding shares, respectively. Avalon is an independent US domestic oil and natural gas producer listed on the OTCBB under the ticker symbol AOGN. Avalon engages in the acquisition, exploration and development of oil and gas producing properties in the US. Based on the available information and discussion with the management team of Avalon, the Company believes Avalon’s operating loss would not be recovered in the foreseeable future, therefore, the Company considered the investment to be impaired and recorded an investment loss of ¥1,535,250 ($250,000) for the year ended June 30, 2014 and has written its investment down to zero.

On April 13, 2015, BHD reached an agreement to invest RMB 80 million in Huanghua Heng Da Xiang Tong Manufacture Ltd (“HHBHD”) for a 54.05% ownership interest. BHD’s board of Directors and shareholders approved the transaction to invest in HHBHD. The investment is to enhance cooperation with HHBHD and protect BHD’s design copyright. Based on mutual agreements, BHD shall not enjoy voting right until the payment of investment is on position. As of November 13, 2015, no payment was made to HHBHD for this investment and BHD did not have control or significant influence over HHBHD.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2015	September 30, 2015	September 30, 2015
Third Party	RMB	RMB	U.S. Dollars
Consulting services	¥1,628,508	¥644,692	$101,466
Distributors and employees	413,703	1,086,260	170,962
Others	60,846	63,253	9,955
Total	¥2,103,057	¥1,794,205	$282,383

	June 30, 2015	September 30, 2015	September 30, 2015
Related Party	RMB	RMB	U.S. Dollars
Due to related parties	¥2,499,347	¥-	$-
Expenses paid by the major shareholders	1,558,738	1,592,981	250,713
Due to management staff on behalf of Recon	251,617	251,647	39,606
Total	¥4,309,702	¥1,844,628	$290,319

NOTE 10. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2015	September 30, 2015	September 30, 2015
	RMB	RMB	U.S. Dollars
VAT payable	¥23,885	¥1,331,272	$209,524
Enterprise income tax payable	1,127,131	1,266,512	199,331
Other taxes payable	2,200	62,866	9,894
Total taxes payable	¥1,153,216	¥2,660,650	$418,749

NOTE 11. SHORT-TERM BANK LOAN

Short-term bank loans consisted of the following:

	June 30, 2015	September 30, 2015	September 30, 2015
	RMB	RMB	U.S. Dollars
Industrial and Commercial Bank, floating interest rate at 6.0%, due on June 19, 2016	7,000,000	7,000,000	1,101,703
Total short-term bank loans	¥7,000,000	¥7,000,000	$1,101,703

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest expense for the short-term bank loan was ¥157,511 and ¥108,407 ($17,062) for the three months ended September 30, 2014 and 2015, respectively.

NOTE 12. SHORT-TERM BORROWINGS DUE TO RELATED PARTIES

Short-term borrowings due to related	June 30, 2015	September 30, 2015	September 30, 2015
parties:	RMB	RMB	U.S. Dollars
Short-term borrowing from a Founder, 7.2% annual interest, due on October 20, 2015(A)	6,013,200	1,800,000	283,295
Short-term borrowing from a Founder, 6.0% annual interest, due on October 2, 2015 (B)	3,403,431	914	144
Short-term borrowing from a Founder, 5.13% annual interest, due on October 12, 2015.(C)	1,600,274	1,604,800	252,573
Short-term borrowing from a Founder's family member, no interest, due on various dates	5,700,000	4,200,000	661,022
Short-term borrowing from a Founder, 7.2% annual interest, due on September 25, 2016	-	1,800,000	283,295
Short-term borrowings from Xiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2015	200,000	-	-
Total short-term borrowings due to related parties	¥16,916,905	¥9,405,714	$1,480,329

(A)	On October 20, 2015, ¥ 1,800,000 ($283,295) was paid back.
(B)	On September 30, 2015, the principle of ¥3,400,000 ($535,113) was paid back, and the interest was paid as scheduled on October 2, 2015.
(C)	On October 12, 2015, the Company repaid ¥1,600,000 ($251,818) of short-term borrowing with an interest of ¥5,749 ($905).

Interest expense for short-term borrowings due to related parties was ¥84,333 and ¥171,448 ($26,984) for the three months ended September 30, 2014 and 2015, respectively.

NOTE 13. SHAREHOLDERS’ EQUITY

Stock offering – On November 25, 2013, the Company entered into a securities purchase agreement (“Purchase Agreement”) with certain institutional investors for the sale of 546,500 ordinary shares in a registered direct offering at the price of $4.81 per ordinary share (amended to $4.30 per ordinary share on November 29, 2013). The net cash proceeds received from the stock offering, after deducting underwriter commission and other associated fees, were ¥12,132,882 (approximately $2.0 million). In addition, warrants to purchase 163,950 ordinary shares in the aggregate were issued to the investors. The warrants are exercisable at an exercise price of $6.01 per ordinary share (amended to $5.38 per ordinary share on November 29, 2013) and expire three years from the date of issuance. The Company also issued warrants to purchase 54,650 ordinary shares to the placement agent (“Placement Agent Warrant”). The Placement Agent Warrants are on substantially the same terms as the warrants issued pursuant to the Purchase Agreement, except that these warrants are not exercisable for a period of six months and will expire three years from the initial issuance date.

In addition to the above warrants issued to the placement agent, the Company granted 170,000 shares of warrants on connection with its IPO offering, and none of these warrants was exercised during the years ended June 30, 2015 and September 30, 2015.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2015, the Company entered into a securities purchase agreement with certain institutional investors for the sale of 297,197 ordinary shares in a registered direct offering. The net cash proceeds received from the stock offering, after deducting ¥1,294,922 ($212,673) in underwriter commission and other associated fees, were ¥2,392,027 (approximately $0.6 million).

During the three months ended September 30, 2015, the Company sold 15,874 ordinary shares under the same purchase agreement. The net cash proceeds received from the stock offering were ¥165,823 (approximately $26,098).

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2015 and September 30, 2015, the balance of total statutory reserves was ¥4,148,929 and ¥4,148,929 ($681,403), respectively.

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

2015 Options Plan – The Company granted options to purchase 400,000 ordinary shares to its employees and non-employee directors on January 31, 2015. The options have an excise price of $1.65, which was equal to the share price of the Company’s ordinary shares at January 31, 2015, and will vest equally over a period of three years, with the one third vesting on January 31, 2016. The options expire ten years after the date of grant, on January 31, 2025 and will be subject to the terms and conditions of the Plan.

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥10.13 ($1.65) per share.

The following is a summary of the stock options activity:

Stock Options	Shares	Weighted Average Exercise Price Per Share
Outstanding as of June 30, 2015	815,600	$3.04
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of September 30, 2015	815,600	$3.04

The following is a summary of the status of options outstanding and exercisable at September 30, 2015:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Average Remaining Contractual life (Years)	Average Exercise Price	Number	Average Remaining Contractual life (Years)
$6.00	193,000	3.83	$6.00	193,000	3.83
$2.96	222,600	6.49	$2.96	74,200	6.49
$1.65	400,000	9.35	-	-	-
	815,600

Restricted Shares

As of September 30, 2015, the Company had granted restricted shares of common stock, which are still vesting, to senior management and consultants as follows:

On July 19, 2014, the Company granted 50,000 restricted shares to a non-affiliate as compensation for certain consulting services. The fair value of the restricted shares was $190,000 based on the closing stock price $3.8 at July 18, 2014. On January 29, 2015, 10,000 of those restricted shares were canceled based on the agreement with the consultant.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 19, 2014, the Company decided to cancel 40,625 restricted shares, which had been issued to Expert Asia Investment Ltd. on May 8, 2014, as the services had not been provided pursuant to the agreement it had with the Company.

On December 13, 2013, the Company granted 95,181 restricted shares to Mr. Yin Shenping and 135,181 restricted shares to Mr. Chen Guangqiang at an aggregate value of ¥4,207,496 ($688,782), based on the stock closing price of $2.99 at December 13, 2013. These restricted shares will vest over three years with one third of the shares vesting every year from the grant date. The first one third vested on December 13, 2014.

On January 31, 2015, the Company granted 150,000 restricted shares to Mr. Yin Shenping and 150,000 restricted shares to Mr. Chen Guangqiang at an aggregate value of ¥3,038,558($495,000), based on the stock closing price of $1.65 at January 31, 2015. These restricted shares will vest over three years with one third of the shares vesting every year from the grant date.

On February 2, 2015, the Company issued 24,000 restricted shares to Maxim Group LLC (“Maxim”) for certain consulting service. The fair value of the restricted shares was $43,440 based on the closing stock price of $1.81 at February 2, 2015.

On April 8, 2015, the Company granted 40,000 restricted shares to a non-affiliate as compensation for certain consulting services. The fair value of the restricted shares was $62,400 based on the closing stock price $1.56 at April 8, 2015.

The Share-based compensation expense recorded for stock options granted were ¥247,141 and ¥509,528 ($80,193) for the three months ended September 30, 2014 and 2015, respectively. The total unrecognized share-based compensation expense for stock options as of September 30, 2015 was approximately ¥4.3 million ($0.67 million), which is expected to be recognized over a weighted average period of approximately 2.14 years.

The Share-based compensation expense recorded for restricted shares granted were ¥353,437 and ¥617,024 ($97,111) for the three months ended September 30, 2014 and 2015, respectively. The total unrecognized share-based compensation expense for restricted shares granted as of September 30, 2015 was approximately ¥4.2 million ($0.66 million), which is expected to be recognized over a weighted average period of approximately 1.87 years.

The following is a summary of the restricted stock grants:

Restricted stock grants	Shares
Non-vested as of June 30, 2015	453,575
Granted	-
Non-vested adjustment	-
Cancelled	-
Vested	-
Non-vested as of September 30, 2015	453,575

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

Deferred tax asset is comprised of the following:

	June 30, 2015	September 30, 2015	September 30, 2015
	RMB	RMB	U.S. Dollars
Allowance for doubtful receivables	¥1,072,279	¥1,547,772	$243,598
Net operating loss carry forward	669,819	210,783	33,173
Total deferred income tax assets	¥1,742,098	¥1,758,555	$276,771

Deferred tax liability is comprised of the following:

	June 30, 2015	September 30, 2015	September 30, 2015
	RMB	RMB	U.S. Dollars
Income tax cost due to unpayable accounts	¥180,186	¥180,186	$28,359
Total deferred income tax liability	¥180,186	¥180,186	$28,359

The Company’s tax provision is comprised of the following:

	For the three months ended September 30,
	2014	2015	2015
	RMB	RMB	U.S. Dollars
Current income taxes	¥32,279	¥-	$-
Deferred income taxes provision (benefit)	(2,034)	(16,457)	(2,590)
Provision for income tax	¥30,245	¥(16,457)	(2,590)

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2015
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$304,001
Unappropriated retained earnings	3,152,687	3,250,513	6,403,200	1,051,636
Accumulated other comprehensive loss	(18,850)	(11,853)	(30,703)	(5,043)
Total noncom-trolling interest	¥4,784,837	¥3,438,660	¥8,223,497	$1,350,594

	As of September 30, 2015
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$291,322
Unappropriated retained earnings	3,152,687	3,250,513	6,403,200	1,007,775
Accumulated other comprehensive loss	(6,934)	(7,149)	(14,083)	(2,217)
Total non-controlling interest	¥4,796,753	¥3,443,364	¥8,240,117	$1,296,880

NOTE 17. CONCENTRATIONS

For the three months ended September 30, 2014 and 2015, our two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented approximately 46.65%, 1.64% , and 57.58%, 23.63% of the Company’s revenue, respectively.

For the three months ended September 30, 2014, two major suppliers accounted for 25% of the company’s total purchases. For the three months ended September 30, 2015, four major suppliers accounted for 60% of the company’s total purchases.

NOTE 18. COMMITMENTS AND CONTINGENCY

(a)	Office Leases

The Company leases three offices in Beijing (two for BHD; one for Recon-JN) and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as of September 30, 2015:

	Twelve months ending September 30,
	Office lease payment
	RMB	U.S. Dollars

2016	¥610,833	$96,137
Total	¥610,833	$96,137

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of September 30, 2015, the Company estimated its severance payments of approximately ¥1.6 million ($0.26 million) which has not been reflected in its unaudited condensed consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

NOTE 19. RELATED PARTY TRANSACTIONS AND BALANCES

Purchases from related parties – purchases from related parties consisted of the following:

	For the three months ended September 30,
	2014	2015	2015
	RMB	RMB	U.S. Dollars
Huanghua Xiang Tong Manufacture	¥-	¥300,393	$47,278
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	797,585	576,098	90,670
Purchase from related parties	¥797,585	¥876,491	$137,948

Leases from related parties - The Company has various agreements for the lease of office space owned by the Founders and their family members.  The terms of the agreement state that the Company will continue to lease the property at a monthly rent of ¥95,000 with annual rental expense at approximately ¥1.1 million ($0.2 million). The two-year lease agreements between Nanjing Recon and Mr. Yin and his family member started from July 10, 2014, the one-year lease agreements between BHD and Mr. Chen Guangqiang and his family member started from January 1, 2015 and the annual lease between the Company and Mr. Chen Guangqiang’s family member started from July 1, 2015.

Short-term borrowings from related parties - The Company borrowed ¥16,916,905 and ¥9,405,714 ($1,480,329) from the Founders and their family members as of June 30, 2015 and September 30, 2015, respectively. For the specific terms and interest rates of the borrowings, see Note 12.

Expenses paid by the owner on behalf of Recon - One owner of Nanjing Recon, Mr. Yin and the major owner of BHD, Mr. Chen paid certain operating expense for the Company. As of June 30, 2015 and September 30, 2015, ¥1,558,738 and ¥1,592,981 ($250,713) was due to them, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. Variable Interest Entities

The Company reports its VIEs’ portion of unaudited condensed consolidated net income and stockholders’ equity as non-controlling interests in the unaudited condensed consolidated financial statements.

Summary information regarding consolidated VIEs is as follows:

	June 30, 2015	September 30, 2015	September 30, 2015
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥7,096,901	¥663,329	$104,399
Notes receivable	4,205,530	3,227,580	507,976
Trade accounts receivable, net	56,956,197	51,501,307	8,105,591
Purchase advances	19,016,573	17,410,721	2,740,206
Other assets	28,792,279	29,673,763	4,670,239
Total current assets	¥116,067,480	¥102,476,700	$16,128,411

Non-current assets	7,088,383	6,267,272	986,382
Total Assets	¥123,155,863	¥108,743,972	$17,114,793

LIABILITIES
Trade accounts payable	¥17,155,793	¥16,683,704	$2,625,784
Taxes payable	1,153,216	2,660,650	418,749
Other liabilities	31,386,734	22,084,898	3,475,857
Total current liabilities	49,695,743	41,429,252	6,520,390
Total Liabilities	¥49,695,743	¥41,429,252	$6,520,390

The financial performance of VIEs reported in the unaudited condensed consolidated statement of operations and comprehensive income for the three months ended September 30, 2015 includes revenues of ¥3,593,960 ($565,639), operating expenses of ¥4,362,377 ($686,578), and net loss of ¥6,242,390 ($982,466).

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. EARNINGS PER SHARE

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended September 30,
	2014	2015	2015
	RMB	RMB	U.S. Dollars

BASIC
Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	4,757,112	5,438,763	5,438,763

Net income (loss) attributable to common stockholders	¥(4,161,545)	¥(8,848,606)	$(1,392,649)

Earnings (loss) per share attributable to common stockholders	¥(0.87)	¥(1.63)	$(0.26)

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	4,757,112	5,438,763	5,438,763
Add: Assumed exercise of stock options, stock awards and warrants	-	-	-

Weighted average number of common shares outstanding	4,757,112	5,438,763	5,438,763

Net income (loss) attributable to common stockholders	¥(4,161,545)	¥(8,848,606)	$(1,392,649)

Earnings (loss) per share attributable to common stockholders	¥(0.87)	¥(1.63)	$(0.26)

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. SUBSEQUENT EVENTS

On October 10, 2015, the Company borrowed ¥2,400,000 ($377,727) of short-term borrowing with an annual interest rate of 5.75% .

On October 12, 2015, the Company repaid ¥1,600,000 ($251,818) of short-term borrowing with an interest of ¥5,749 ($905).

On October 20, 2015, the Company repaid ¥1,800,000 ($283,295) of short-term borrowing with an interest of ¥ 10,800 ($1,700).

On October 18, 2015, the Company’s board approved an incentive plan under its 2015 incentive option pool to grant 800,000 restricted shares to management.