Form 10-Q
period 2015-12-31
Recon Technology, Ltd
filed 2016-02-16
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No☒

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date. The Company is authorized to issue 100,000,000 ordinary shares. As of February 16, 2016,  the Company has issued and outstanding 5,804,005  shares.

RECON TECHNOLOGY, LTD

FORM 10-Q

i

Special Note Regarding Forward-Looking Statements

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be influenced by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

ii

Part I   Financial Information

Item 1	Financial Statements.

See the unaudited condensed consolidated financial statements following the signature page of this report, which are incorporated herein by reference.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. This discussion contains certain forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

Overview

We are a company with limited liability incorporated in 2007 under the laws of the Cayman Islands. Headquartered in Beijing, we provide products and services to oil and gas companies and their affiliates through Nanjing Recon Technology Co. Ltd (“Nanjing Recon”) and Beijing BHD Petroleum Technology Co, Ltd (“BHD”), hereafter referred to as our domestic companies (the “Domestic Companies”), which are established as variable interest entities (“VIEs”) under the laws of the People’s Republic of China (“PRC”). As the Company contractually controls the Domestic Companies, we are the center of strategic management, financial control and human resources allocation.

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

Recent Developments

On September 22, 2015, the Company entered into an amendment to the Company’s letter agreement (the “Agreement”) with Maxim Group LLC, dated January 28, 2015, pursuant to which Maxim would serve as the Company’s exclusive agent in connection with a proposed at-the-market offering program by the Company of up to $10,000,000. The amendment extends the term of the Agreement for an additional six months, or until February 29, 2016. As of February 16, 2016, no shares have been issued under the amended Agreement.

On December 1, 2015, the Company entered into a share purchase agreement to acquire a 100% interest in Qinghai Huayou Downhole Technologies Co., Ltd. ( “QHHY”), a PRC corporation and oilfield service provider in Qinghai province. This transaction is subject to  shareholders approval.

Products and Services

We currently provide products and services to oil and gas field companies focused on the development and production of oil and natural gas. Our products and services described below correlate to the numbered stages of the oilfield production system graphical expression shown below.

Our products and services include:

Equipment for Oil and Gas Production and Transportation

High-Efficiency Heating Furnaces (as shown above). Crude petroleum contains certain impurities that must be removed before it can be sold, including water and natural gas. To remove the impurities and to prevent solidification and blockage in transport pipes, companies employ heating furnaces. BHD researched, developed and implemented a new oilfield furnace that is advanced, highly automated, reliable, easy to operate, safe and highly heat-efficient (90% efficiency).

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

Sand Prevention in Oil and Water Well. This technique processes additives that are resistant to elevated temperatures into “resin sand” which is transported to the bottom of the well via carrying fluid. The resin sand goes through the borehole, piling up and compacting at the borehole and oil vacancy layer. An artificial borehole wall is then formed, functioning as a means of sand prevention. This sand prevention technique has been adapted to more than 100 wells, including heavy oil wells, light oil wells, water wells and gas wells, with a 100% success rate and a 98% effective rate.

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

Fracture Acidizing. We inject acid to layers under pressure, which can form or expand fissures. The treatment process of the acid is defined as fracture acidizing. The technique is mainly adapted to oil and gas wells that are blocked up relatively deeply, or oil and gas wells in low permeability zones.

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

Recon Supervisory Control and Data Acquisition System (“SCADA”). Recon SCADA is a system which applies to the oil well, measurement station and the union station for supervision and data collection.

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

Technique Service for “Digital oilfield” Transformation. This service includes engineering technique services such as oil and gas SCADA systems, video surveillance and control systems and communication systems.

Factors Affecting Our Business

Business Outlook

The oilfield engineering and technical service industry is generally divided into five sections: (1) exploration, (2) drilling and completion, (3) testing and logging, (4) production and (5) oilfield construction. Thus far our businesses have been involved in the completion, production and construction processes. Our management still believes we need to expand our core business, move into new markets and develop new businesses quickly for the coming years. Management anticipates there will be opportunities in new markets and our existing markets. We also believe that many existing wells and oilfields need to improve or renew their equipment and service to maintain production and techniques and services like ours will be needed as new oil and gas fields are developed. In the next three years, we plan to focus on:

Measuring Equipment and Service. Digital oil field technology and the management of oil companies are highly regarded in the industry. We believe our oilfield SCADA and related technical support services will address the needs of the oil well automation system market, for which we believe there will be increasing demand over the short term and strong needs in the long term.

Gathering and Transferring Equipment. With more new wells developed, our management anticipates that demand for our furnaces and burners will grow as compared to last year, especially in the Jilin Oilfield and Xinjiiang Oilfield.

Fracturing service. We expect demand for fracturing will increase in China and we are focused on the development and upgrade of current down-hole tools which can be used in this sector.

New business. We are in the process of expanding our business through the acquisition of a down-hole service company. We also have developed new products for oilfield wastewater treatment and achieved preliminary business on this segment. Our management anticipates expanding the new business more rapidly in the coming year.

Growth Strategy

As a smaller China-focused company, it is our basic strategy to focus on developing our onshore oilfield business in the upstream sector of the industry. Due to the remote location and difficult environments of China’s oil and gas fields, historically foreign competitors have rarely entered those areas directly.

Large domestic oil companies have historically focused on their exploration and development businesses to earn higher margins and maintain their competitive advantage. With regard to private oilfield service companies, we estimate that approximately 90% specialize in the manufacture of drilling and production equipment. Thus, the market for technical support and project service is still in its early stage. Our management is focused on providing high quality products and service in oilfields in which we have a geographical advantage. This helps us to avoid conflicts of interest with bigger suppliers of drilling equipment while protecting our position within this market segment. Our mission is to increase the automation and safety levels of industrial petroleum production in China and improve the underdeveloped working process and management mode used by many companies by providing advanced technologies. At the same time, we are always looking to improve our business and to increase our earning capability.

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

(2) As worldwide oil and gas prices decreased, development transformed and strict management has been a frequent subject of domestic oil companies. Technology reforms have been their first choice to achieve their goals about quality and efficiency upgrades. Furthermore, the construction of digital oilfields is a long-term development strategy for many domestic oil companies. Even though total capital expenditure is expected to be reduced, we believe investment in technology reform will remain at a high level. We believe the Company will benefit from this trend.

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

Critical Accounting Policies and Estimates

Estimates and Assumptions

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which require us to make judgments, estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such estimate is made, and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and other disclosures included in this quarterly report. Significant accounting estimates reflected in our Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, inventory valuation, warrants liability, fair value of share based payments, and useful lives of property and equipment.

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

Revenue Recognition

We recognize revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been provided, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the customers and the customers have signed a completion and acceptance report, risk of loss has transferred to the customer, customer acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in a customer’s acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

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

Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, we reduce the carrying value of the long-lived asset by the estimated excess of the carrying value over the projected discounted cash flows. In the past, we have not had to make significant adjustments to the carrying values of our long-lived assets, and we do not anticipate a need to do so in the future. However, circumstances could cause us to have to reduce the value of our capitalized assets more rapidly than we have in the past if our revenues were to significantly decline. Estimated cash flows from the use of the long-lived assets are highly uncertain and therefore the estimation of the need to impair these assets is reasonably likely to change in the future. Should the economy or acceptance of our assets change in the future, it is likely that our estimate of the future cash flows from the use of these assets will change by a material amount. There were no impairments at June 30, 2015 and December 31, 2015. However, if impairment were required, our net income and earnings per share would decrease accordingly.

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

Recently enacted accounting pronouncements

In August 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at the June 18, 2015 EITF Meeting. This ASU adds additional paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect this update will have a material impact on the presentation of the Company's condensed consolidated financial statements.

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

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial position, results of operations and cash flows.

In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) requiring equity investments to be measured at fair value with changes in fair value recognized in net income; (2) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; (3) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (4) requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial position, results of operations and cash flows.

Results of Operations

The following consolidated results of operations include the results of operations of the Company and its variable interest entities (“VIEs”), BHD and Nanjing Recon.

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Revenues

	For the Three Months Ended
	December 31,
			Increase/	Percentage
	2014	2015	(Decrease)	Change
Hardware - non-related parties	¥19,689,503	¥27,857,380	¥8,167,877	41.5%
Hardware - related parties	524,528	-	(524,528)	(100.0)
Service	45,283	985,050	939,767	2,075.3%
Software - non-related parties	826,068	-	(826,068)	(100.0)%
Software - related parties	243,590	-	(243,590)	(100.0)%
Total revenues	¥21,328,972	¥28,842,430	¥7,513,458	35.2%

Our total revenues for the three months ended December 31, 2015 were approximately ¥28.8 million ($4.4 million), an increase of approximately ¥7.5 million or 35.2% from ¥21.3 million for the three months ended December 31, 2014. This was mainly caused by an increase of sales of automation products.

Cost and Margin

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues	¥21,328,972	¥28,842,430	¥7,513,458	35.2%
Cost of revenues	12,351,041	23,079,751	10,728,710	86.9%
Gross profit	¥8,977,931	¥5,762,679	¥(3,215,252)	(35.8)%
Margin %	42.1%	20.0%	(22.1)%	—

Cost of revenues. Our cost of revenues includes raw materials and costs related to design, implementation, delivery and maintenance of products and services. All materials and components we need can be purchased or manufactured by subcontracts. Usually the prices of electronic components do not fluctuate dramatically due to market competition and will not significantly affect our cost of revenues. However, specialized equipment and incentive chemical products may be directly influenced by metal and oil price fluctuations. Additionally, the prices of some imported accessories mandated by our customers can also impact our cost. Inventory reserve for changes in price level, impairment of inventory, slow moving or other causes will also affect our cost..

Our cost of revenues increased from approximately ¥12.3 million in the three months ended December 31, 2014 to approximately ¥23.1 million ($3.6 million) for the same period in 2015, an increase of approximately ¥10.7 million ($1.65 million), or 86.9%. This increase was mainly caused by higher revenue during the three months ended December 31, 2015 compared to the same period of 2014. As a percentage of revenues, our cost of revenues increased from 57.9% in 2014 to 80.0% in 2015, due to the increase of sale of hardware products, the cost of which is higher than the software and service revenues and the increase in the cost of goods sold.

Gross profit. Our gross profit decreased to approximately ¥5.8 million ($0.9 million) for the three months ended December 31, 2015 from approximately ¥9.0 million for the same period in 2014. Our gross profit as a percentage of revenue decreased to 20.0% for the three months ended December 31, 2015 from 42.1% for the same period in 2014. This was mainly due to the decrease of software sales with higher margins compared with the hardware revenues.

Our software and hardware revenues are detailed as below:

	For the Three Months Ended
	December 31,
			Increase/	Percentage
	2014	2015	(Decrease)	Change
Total revenues-hardware and software- non related parties	¥20,515,571	¥27,857,380	¥7,341,809	35.8%
Cost of revenues -hardware and software- non related parties	12,334,279	22,402,781	10,068,502	81.6%
Gross profit	¥8,181,292	¥5,454,599	¥(2,726,693)	(33.3)%
Margin %	39.9%	19.6%	(20.3)%	-

Revenue from hardware and software to non-related parties increased by approximately ¥7.3 million mainly due to the increase of hardware products sold in the three months ended December 31, 2015. The gross profit from hardware and software sales to non-related parties decreased ¥2.7 million ($0.4 million) compared to the same period of last year.

	For the Three Months Ended
	December 31,
			Increase/	Percentage
	2014	2015	(Decrease)	Change
Total revenues-hardware and software-related parties	¥768,118	¥-	¥(768,118)	(100)%
Cost of revenues -hardware and software- related parties	16,762	-	(16,762)	(100)%
Gross profit	¥751,356	¥-	¥(751,356)	(100)%
Margin %	97.8%	-	(97.8%)	-

Revenue from related parties decreased as we developed business directly with oilfield, rather than cooperation with some local agency, which used to be our related parties.

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues-service	¥45,283	¥985,050	¥939,767	2,075.3%
Cost of revenues-service	-	676,970	676,970	-%
Gross profit	¥45,283	¥308,080	¥262,797	580.3%
Margin %	100.0%	31.3%	(68.7)%	-

Service revenue for the three months ended December 31, 2014 and 2015 consisted mainly of minor maintenance services, which were provided upon request by customers. The cost of services revenues increased, since the increase in the labor cost for the increased services performed for the three months ended December 31, 2015.

Operating Expenses

	For the Three Months Ended
	December 31,
			Increase/	Percentage
	2014	2015	(Decrease)	Change
Selling and distribution expenses	1,254,470	1,511,678	257,208	20.5%
% of revenue	5.9%	5.2%	(0.7)%	—
General and administrative expenses	4,093,440	4,789,637	696,197	17.0%
% of revenue	19.2%	16.6%	(2.6)%	—
Research and development expenses	1,243,228	2,736,039	1,492,811	120.1%
% of revenue	5.8%	9.5%	3.7%	—
Operating expenses	¥6,591,138	¥9,037,354	¥2,446,216	37.1%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including travelling charges, advertising and trade shows, and an allocation of our facilities, depreciation expenses and rental expense, as well as shipping charges and related expenses. Selling expenses increased 20.5% or ¥0.3 million ($40.0 thousand), from approximately ¥1.3 million in the three months ended December 31, 2014 to approximately ¥1.5 million ($0.2 million) in the same period of 2015. This increase was primarily due to an increase in travelling expense and rental expense. Selling expenses were 5.9% of total revenues in the three months ended December 31, 2014 and 5.2% of total revenues in the same period of 2015.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses stock based comprehensive expense, bad debts allowance and other miscellaneous expenses incurred in connection with general operations. General and administrative expenses increased by 17.0% or ¥0.7 million ($0.1 million), from approximately ¥4.1 million in the three months ended December 31, 2014 to approximately ¥4.8 million ($0.7 million) in the same period of 2015. General and administrative expenses were 19.2% of total revenues in the three months ended December 31, 2014 and 16.6% of total revenues in the same period of 2015. The increase in general and administrative expenses was mainly due to an increase in share-based compensation and salaries.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses increased from approximately ¥1.2 million for the three months ended December 31, 2014 to approximately ¥2.7 million ($0.4 million) for the same period of 2015. This increase was primarily due to more research and development expense on downhole service tools.

Net Income

	For the Three Months Ended
	December 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Income (loss) from operations	¥2,386,793	¥(3,274,675)	¥(5,661,468)	(237.2)%
Interest and other income (expense)	3,991,943	(96,217)	(4,088,160)	(102.4)%
Income (loss) before income tax	6,378,736	(3,370,892)	(9,749,628)	(152.8)%
Provision (benefit) for income tax	618,687	(851,716)	(1,470,403)	(237.7)%
Net income (loss)	5,760,049	(2,519,176)	(8,279,225)	(143.7)%
Less: Net income attributable to non-controlling interest	434,673	-	(434,673)	(100.0)%
Net income (loss) attributable to Recon Technology, Ltd	¥5,325,376	¥(2,519,176)	¥(7,844,552)	(147.3)%

Loss from operations. Loss from operations was approximately ¥3.3 million ($0.5 million) for the three months ended December 31, 2015, compared to an income of ¥2.4 million for the same period of 2014. This decrease in income from operations was primary due to a decrease in revenues and increased research and development expenses.

Interest and other income (expense). Interest and other expense was approximately ¥0.1 million ($14.8 thousand) for the three months ended December 31, 2015, compared to interest and other income of ¥4.0 million for the same period of 2014. The ¥4.1 million ($0.6 million) decrease in interest and other income was primarily due to the decreased gain of change in fair value of warrants liability.

Provision (benefit) for income tax. Provision for income tax for the three months ended December 31, 2014 was approximately ¥0.6 million. Benefit for income tax was ¥0.9 million ($0.1 million) for the three months ended December 31, 2015. This increase in benefit for income tax was mainly due to deferred tax assets recorded and income tax payable true up during the three months ended December 31, 2015.

Net income (loss). As a result of the factors described above, net loss was approximately ¥2.5 million ($0.4 million) for the three months ended December 31, 2015, a decrease of approximately ¥8.3 million ($1.3 million) from net income of ¥5.8 million for the same period of 2014.

Net income (loss) attributable to Recon Technology, Ltd. As a result of the factors described above, net loss attributable to ordinary shareholders was approximately ¥2.5 million ($0.4 million) for the three months ended December 31, 2015, .Net income attributable to ordinary shareholders decreased for approximately ¥7.8 million ($1.2 million) from net income attributable to ordinary shareholders of approximately ¥5.3 million for same period of 2014.

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2015

Revenues

	For the Six Months Ended
	December 31,
			Increase/	Percentage
	2014	2015	(Decrease)	Change
Hardware - non-related parties	¥22,709,371	¥31,338,132	¥8,628,761	38.0%
Hardware - related parties	524,528	-	(524,528)	(100.0)%
Service	103,774	1,098,258	994,484	958.3%
Software - non-related parties	2,051,709	-	(2,051,709)	(100.0)%
Software - related parties	243,590	-	(243,590)	(100.0)%
Total revenues	¥25,632,972	¥32,436,390	¥6,803,418	26.5%

Our total revenues for the six months ended December 31, 2015 were approximately ¥32.4 million ($5.0 million), an increase of approximately ¥6.8 million or 26.5% from ¥25.6 million for the six months ended December 31, 2014. This was mainly caused by an increase of sale of hardware products.

Cost and Margin

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues	¥25,632,972	¥32,436,390	¥6,803,418	26.5%
Cost of revenues	16,039,727	26,272,046	10,232,319	63.8%
Gross profit	¥9,593,245	¥6,164,344	¥(3,428,901)	(35.7)%
Margin %	37.4%	19.0%	(18.4)%	—

Cost of revenues. Our cost of revenues includes raw materials and costs related to design, implementation, delivery and maintenance of products and services. All materials and components we need can be purchased or manufactured by subcontracts. Usually the prices of electronic components do not fluctuate dramatically due to market competition and will not significantly affect our cost of revenues. However, specialized equipment and incentive chemical products may be directly influenced by metal and oil price fluctuations. Additionally, the prices of some imported accessories mandated by our customers can also affect our cost. Inventory reserve for changes in price level, impairment of inventory, slow moving or other causes will also affect our cost.

Our cost of revenues increased from approximately ¥16.0 million in the six months ended December 31 2014 to approximately ¥26.3 million ($4.0 million) for the same period in 2015, an increase of approximately ¥10.2 million ($1.6 million), or 63.8%. This increase was mainly caused by higher revenue during the six months ended December 31, 2015 compared to the same period of 2014. As a percentage of revenues, our cost of revenues increased from 62.6% in 2014 to 81.0% in 2015, mainly due to the increase of sale of hardware products, the cost of which is higher than the software and service revenues.

Gross profit. Our gross profit decreased to approximately ¥6.2 million ($0.9 million) for the six months ended December 31, 2015 from approximately ¥9.6 million for the same period in 2014. Our gross profit as a percentage of revenue decreased to 19.0% for the six months ended December 31, 2015 from 37.4% for the same period in 2014. This was mainly due to the decrease of software sales with higher margins compared with the hardware revenues.

In more detail:

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues-hardware and software- non related parties	¥24,761,080	¥31,338,132	¥6,577,052	26.6%
Cost of revenues -hardware and software- non related parties	16,022,965	25,595,076	9,572,111	59.7%
Gross profit	¥8,738,115	¥5,743,056	¥(2,995,059)	(34.3)%
Margin %	35.3%	18.3%	(17.0)%	—

Revenue from hardware and software to non-related parties increased by approximately ¥6.6 million mainly due to the increase of hardware products sold in the six months ended December 31, 2015. The gross profit from hardware and software sales to non-related parties decreased ¥3 million ($0.46 million) compared to the same period of last year.

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues-hardware and software-related parties	¥768,118	¥-	¥(768,118)	(100.0)%
Cost of revenues -hardware and software- related parties	16,762	-	(16,762)	(100.0)%
Gross profit	¥751,356	¥-	¥(751,356)	(100.0)%
Margin %	97.8%	-	(97.8)%	—

After we achieved business entrance certification in the name of Recon and could cooperate with oilfield customers directly two years ago, we no longer required the services of a related party with such certification and, accordingly, revenue from related-parties decreased. As of result, there was no revenue or cost of hardware and software from related parties, since we developed business directly with oilfield, rather than cooperation with some local agency, which used to be our related parties.

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Total revenues-service	¥103,774	¥1,098,258	¥994,484	958.3%
Cost of revenues -service	-	676,970	676,970	-%
Gross profit	¥103,774	¥421,288	¥317,514	306.0%
Margin %	100.0%	38.4%	(61.6%)	—

Service revenue for the six months ended December 31, 2014 and 2015 consisted mainly of minor maintenance services, which were provided upon request by customers. The cost of revenues-services increased, since we reclassify the human cost of services out from cost of revenues-hardware and software for the six months ended December 31, 2015.

Operating Expenses

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Selling and distribution expenses	¥1,955,260	2,624,348	¥669,088	34.2%
% of revenue	7.6%	8.1%	0.5%	—
General and administrative expenses	7,796,731	10,966,782	3,170,051	40.7%
% of revenue	30.4%	33.8%	3.4%	—
Research and development expenses	1,899,957	4,529,036	2,629,079	138.4%
% of revenue	7.4%	14.0%	6.6%	—
Operating expenses	¥11,651,948	¥18,120,166	¥6,468,218	55.5%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including travelling charges, advertising and trade shows, and an allocation of our facilities, depreciation expenses and rental expense, as well as shipping charges and so on. Selling expenses increased approximately ¥0.7 million for the six months ended December 31, 2015 compared to the same period in 2014. This increase was primarily due to an increase in traveling expense and maintenances. Selling expenses were 7.6% of total revenues in the six months ended December 31, 2014 and 8.1% of total revenues in the same period of 2015.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses stock based comprehensive expense, bad debts allowance and other miscellaneous expenses incurred in connection with general operations. General and administrative expenses increased by 40.7% or ¥3.2 million ($0.5 million), from approximately ¥7.8 million in the six months ended December 31, 2014 to approximately ¥11.0 million ($1.7 million) in the same period of 2015. General and administrative expenses were 30.4% of total revenues in the six months ended December 31, 2014 and 33.8% of total revenues in the same period of 2015. The increase in general and administrative expenses was mainly due to an increase in bad debts allowance and share-based compensation, offset by a decrease in consulting fees.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses increased from approximately ¥1.9 million for the six months ended December 31, 2014 to approximately ¥4.5 million ($0.7 million) for the same period of 2015. This increase was primarily due to more research and development expense on downhole service tools.

Net Income

	For the Six Months Ended
	December 31,
			Increase /	Percentage
	2014	2015	(Decrease)	Change
Loss from operations	¥(2,058,703)	¥(11,955,822)	¥(9,897,119)	(480.7)%
Interest and other income (expense)	4,306,139	(280,133)	(4,586,272)	(106.5)%
Income (loss) before income tax	2,247,436	(12,235,955)	(14,483,391)	(644.4)%
Provision (benefit) for income tax	648,932	(868,173)	(1,517,105)	(233.8)%
Net income (loss)	1,598,504	(11,367,782)	(12,966,286)	(811.2)%
Less: Net income attributable to non-controlling interest	434,673	-	(434,673)	(100.0)%
Net income (loss) attributable to Recon Technology, Ltd	¥1,163,831	¥(11,367,782)	¥(12,531,613)	(1,076.8)%

Loss from operations. Loss from operations was approximately ¥12.0 million ($1.8 million) for the six months ended December 31, 2015, compared to a loss of ¥2.1 million for the same period of 2014. This increase in loss from operations was primary due to a decrease in gross profit, an increase in R&D expenses and increase in stock based compensation.

Interest and other income (expense). Interest and other expense was approximately ¥0.3 million ($0.04 million) for the six months ended December 31, 2015, compared to interest and other income of ¥4.3 million for the same period of 2014. The ¥4.6 million ($0.7 million) decrease in interest and other income was primarily due to the decreased gain of change in fair value of warrants liability while there was no such gain for the current period.

Provision (benefit) for income tax. Provision for income tax for the six months ended December 31, 2014 was approximately ¥0.7 million. Benefit for income tax was ¥0.9 million ($0.1 million) for the six months ended December 31, 2015. This increase in benefit for income tax was mainly due to the increased deferred tax assets, because of increase in allowances for doubtful accounts during the six months ended December 31, 2015.

Net income (loss). As a result of the factors described above, net loss was approximately ¥11.4 million ($1.8 million) for the six months ended December 31, 2015, a decrease of approximately ¥13.0 million ($2.0 million) from net income of ¥1.6 million for the same period of 2014.

Net loss attributable to Recon Technology, Ltd. As a result of the factors described above, net loss attributable to ordinary shareholders was approximately ¥11.4 million ($1.8 million) for the six months ended December 31, 2015, a change of approximately ¥12.5 million ($1.9 million) from net income attributable to ordinary shareholders of approximately ¥1.2 million for same period of 2014.

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

	For the Six Months Ended
	December 31,
	2014	2015	2015	Increase /	Percentage
	RMB	RMB	USD	(Decrease)	Change
Reconciliation of Adjusted EBITDA
to Net Loss
Net income (loss)	¥1,598,504	¥(11,367,782)	$(1,751,395)	¥(12,966,286)	(811.2)%
Provision for income taxes (benefit)	648,932	(868,173)	(133,756)	(1,517,105)	(233.8)%
Interest expense and foreign currency adjustment	489,836	474,402	73,089	(15,434)	(3.2)%
Change in fair value of warrants liability	(4,077,517)	-	-	4,077,517	(100.0)%
Restricted shares issued for consulting services	1,171,331	566,361	87,257	(604,970)	(51.6)%
Stock compensation expense	1,115,030	2,573,575	396,502	1,458,545	130.8%
Depreciation and amortization	274,511	496,070	76,428	221,559	80.7%
Adjusted EBITDA	¥1,220,627	¥(8,125,547)	$(1,251,875)	¥(9,346,174)	(765.7)%

Adjusted EBITDA decreased by approximately ¥9.3 million ($1.4 million) to loss of approximately ¥8.1 million ($1.3 million) for the six months ended December 31, 2015 compared to approximately ¥1.2 million income for the same period in 2014. This was mainly due to decreased gross profit, increased research and development expenses and increased bad debt allowances.

Adjusted Net Income and Adjusted Loss Per Share

	For the Six Months Ended
	December 31,
	2014	2015	2015
	RMB	RMB	USD
Reconciliation of Net Loss attributable to Recon Technology, Ltd to Adjusted Net Loss attributable to Recon Technology, Ltd
Net loss attributable to Recon Technology, Ltd	¥1,163,831	¥(11,367,782)	$(1,751,395)
Noncash items (A):
Change in fair value of warrants liability	(4,077,517)	-	-
Restricted shares issued for consulting services	1,171,331	566,361	87,257
Stock compensation expense	1,115,030	2,573,575	396,502
Adjusted net loss attributable to Recon Technology, Ltd	¥(627,325)	¥(8,227,846)	$(1,267,636)

Reconciliation of U.S. GAAP Earnings (Loss) Per Share to Non U.S. GAAP Adjusted Earnings Per Share
U.S. GAAP earnings (loss) per share	¥0.24	¥(2.07)	$(0.32)
Impact of noncash items on earnings per share	(0.37)	0.57	0.09
Non U.S. GAAP adjusted earnings per share	¥(0.13)	¥(1.49)	$(0.23)
Weighted - average shares -diluted	4,846,270	5,503,932	5,503,932

(A) Noncash items are certain non-cash expenses that are included in our U.S. GAAP reported results. The non-GAAP financial measures are provided to enhance investors' overall understanding of Recon's current financial performance.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents are comprised of cash on hand, demand deposits and highly liquid short-term debt investments with stated maturities of no more than six months. As of December 31, 2015, we had cash and cash equivalents in the amount of approximately ¥3.1 million ($0.5 million). As of June 30, 2015, we had cash and cash equivalents in the amount of approximately ¥12.3 million.

Indebtedness. As of December 31, 2015, except for approximately ¥7.2 million ($1.1 million) of short-term borrowings from related parties, and ¥6.5 million ($1.0 million) in commercial loans from local banks, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations, bank loans and short-term borrowings and loans from related parties. As of December 31, 2015, we had total assets of approximately ¥123.5 million ($19.0 million), which includes cash of approximately ¥3.1 million ($0.5 million), net accounts receivable due from third parties of approximately ¥67.0 million ($10.3 million), working capital amounted to approximately ¥68.6 million ($10.6 million), and shareholders’ equity amounted to approximately ¥67.8 million ($10.4 million).

Cash from Operating Activities. Net cash provided by operating activities was approximately ¥1.0 million ($0.2 million) for the six months ended December 31, 2015. This was an increase of approximately ¥16.4 million ($2.5 million) compared to net cash used in operating activities of approximately ¥15.4 million for the six months ended December 31, 2014. The increase in net cash provided by operating activities for the six months ended December 31, 2015, was primarily attributable to the ¥11.0 million ($1.6 million) change in accounts payable and ¥8.0 million ($1.2 million) change in inventories. We purchased a larger number of inventory to implement our Jidong Oil Field project in prior period, which have been used in this period.

Cash from Investing Activities. Net cash used in investing activities was approximately ¥0.5 million ($76.8 thousand) for the six months ended December 31, 2015, increased approximately ¥0.3 million compared to the same period in 2014, which is due to the decrease in proceeds from disposal of equipment.

Cash from Financing Activities. Net cash used in financing activities amounted to ¥9.9 million ($1.5 million) for the six months ended December 31, 2015, as compared to net cash provided by financing activities of 2.4 million for the same period in 2014. During the six months ended December 31, 2015, we repaid ¥15.5 million ($2.4 million) short-term borrowings to two related parties and repaid ¥0.5 million ($0.1 million) short-term bank loans, but we received ¥6.0 million ($0.9 million) from one related party.

Working Capital. Total working capital as of December 31, 2015 amounted to approximately ¥68.6 million ($10.6 million), compared to approximately ¥72.4 million as of June 30, 2015. Total current assets as of December 31, 2015 amounted to approximately ¥116.1 million ($17.9 million), a decrease of approximately ¥8.4 million ($1.3 million) compared to approximately ¥124.5 million at June 30, 2015. The decrease in total current assets at December 31, 2015 compared to June 30, 2015 was mainly due to decreases in cash and cash equivalents and purchase advances.

Current liabilities amounted to approximately ¥47.5 million ($7.3 million) at December 31, 2015, in comparison to approximately ¥52.1 million at June 30, 2015. This decrease of liabilities was attributable mainly to a decrease in short-term borrowings-related parties and other payable-related parties, offset by an increase in trade accounts payable.

Capital Needs. Our management believes that our current operations can satisfy our daily working capital needs. We may also raise capital through public offering or private placement to finance our development of our business and to consummate any merger and acquisition, if necessary.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2015, the company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

Management continues to focus on internal control over financial reporting.  As of December 31, 2015, the Company intends to further implement the following remedial initiatives:

•	Improve the design and documentation related to multiple levels of review over financial statements included in our SEC filings;
•	Expand the design and assessment test work over the monitoring function of entity level controls;
•	Enhance documentation retention policies over test work related to continuous management assessments of internal control effectiveness; and
•	Expand documentation practices and policies related to various key controls to provide support and audit trials for both internal management assessment as well as external auditor testing.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the six months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as disclosed above.

Part II Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	None

(c)	None

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.33	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.34	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.35	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Li Hongqi (1)

10.36	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.37	Operating Agreement among Recon Technology (Jining) Co. Ltd., Jining ENI Energy Technology Co., Ltd., and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.38	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.39	Share Purchase Agreement, dated as of December 1, 2015, by and between Recon Technology Ltd., Recon Hengda Technology (Beijing) Co., Ltd., Qinghai Hua You Downhole Technologies Co., Ltd. and its shareholders.(3)

10.40	Exclusive Equity Interest Purchase Agreement, dated as of December 1, 2015, by and between Recon Hengda Technology (Beijing) Co., Ltd., Haung Baokun, Shi Jing and Li Suzhen.(3)

10.41	Equity Pledge Agreement, dated as of December 1, 2015, by and among Recon Hengda Technology (Beijing) Co., Ltd., Huang Boakun, Shi Jing and Li Suzhen.(3)

10.42	Power of Attorney of Huang Baokun.(3)

10.43	Power of Attorney of Shi Jing.(3)

10.44	Power of Attorney of Li Suzhen.(3)

10.45	Exclusive Technical Consulting and Service Agreement, dated as of December 1, 2015, between Recon Hengda Technology (Beijing) Co., Ltd. and Qinghai Hua You Downhole Technologies Co., Ltd.(3)

21.1	Subsidiaries of the Registrant (2)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed on January 31, 2012.

(3)	Incorporated by reference to the Company’s Current Reprot on Form 8-K filed on December 7, 2015.

(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

February 16, 2016	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

February 16, 2016	By:	/s/ Yin Shen ping
Yin Shen ping
Chief Executive Officer

RECON TECHNOLOGY, LTD

RECON TECHNOLOGY, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of Jun 30,	As of Dec 31,	As of Dec 31,
	2015	2015	2015
	RMB	RMB	U.S. Dollars
ASSETS
Current assets
Cash and cash equivalents	¥12,344,929	¥3,108,330	$478,890
Notes receivable	4,205,530	3,026,820	466,332
Trade accounts receivable, net	52,186,397	66,958,781	10,316,111
Trade accounts receivable- related parties, net	4,769,800	-	-
Inventories, net	10,845,007	7,780,702	1,198,746
Other receivables, net	18,064,568	19,717,394	3,037,792
Other receivables- related parties	91,021	-	-
Purchase advances, net	18,622,538	12,018,393	1,851,633
Purchase advances- related parties	394,034	-	-
Prepaid expenses	826,314	1,926,018	296,736
Prepaid expenses - related parties	420,000	-	-
Deferred tax asset	1,742,098	1,554,284	239,463
Total current assets	124,512,236	116,090,722	17,885,703

Property and equipment, net	2,666,953	2,658,759	409,626
Long-term trade accounts receivable, net	4,440,665	3,358,357	517,410
Long-term other receivable	2,729,033	1,377,896	212,288
Total Assets	¥134,348,887	¥123,485,734	$19,025,027

LIABILITIES AND EQUITY
Current liabilities
Short-term bank loans	¥7,000,000	¥6,500,000	$1,001,433
Trade accounts payable	13,627,088	24,533,458	3,779,786
Trade accounts payable- related parties	3,528,705	2,736,879	421,662
Other payables	2,103,057	1,930,626	297,445
Other payable- related parties	4,309,702	1,472,166	226,812
Deferred revenue	2,285,529	451,180	69,512
Advances from customers	529,700	322,449	49,679
Accrued payroll and employees' welfare	246,789	470,822	72,538
Accrued expenses	199,166	202,969	31,271
Taxes payable	1,153,216	1,424,445	219,459
Short-term borrowings - related parties	16,916,905	7,225,775	1,113,250
Deferred tax liability	180,186	180,186	27,761
Total current liabilities	52,080,043	47,450,955	7,310,608

Equity
Common stock, ($ 0.0185 U.S. dollar par value, 100,000,000 shares authorized; 5,427,946 and 5,804,005 shares issued and outstanding as of June 30, 2015 and December 31, 2015, respectively)	697,217	741,467	114,235

Additional paid-in capital	92,541,687	97,494,721	15,020,679
Appropriated retained earnings	4,148,929	4,148,929	639,211
Unappropriated retained earnings	(23,024,935)	(34,392,717)	(5,298,769)
Accumulated other comprehensive loss	(317,551)	(194,761)	(30,005)
Total shareholders’ equity	74,045,347	67,797,639	10,445,351
Non-controlling interest	8,223,497	8,237,140	1,269,068
Total equity	82,268,844	76,034,779	11,714,419
Total Liabilities and Equity	¥134,348,887	¥123,485,734	$19,025,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RECON TECHNOLOGY, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the six months ended			For the three months ended
	Dec 31,			Dec 31,
	2014	2015	2015	2014	2015	2015
	RMB	RMB	USD	RMB	RMB	USD

Revenues
Hardware and software	¥24,761,080	¥31,338,132	$4,828,159	¥20,515,571	¥27,857,380	$4,291,891
Service	103,774	1,098,258	169,205	45,283	985,050	151,763
Hardware and software - related parties	768,118	-	-	768,118	-	-
Total revenues	25,632,972	32,436,390	4,997,364	21,328,972	28,842,430	4,443,654

Cost of revenues
Hardware and software	¥16,022,965	¥25,595,076	$3,943,346	¥12,334,279	¥22,402,781	$3,451,520
Service	-	676,970	104,298	-	676,970	104,298
Hardware and software - related parties	16,762	-	-	16,762	-	-
Total cost of revenues	16,039,727	26,272,046	4,047,644	12,351,041	23,079,751	3,555,818
Gross profit	9,593,245	6,164,344	949,720	8,977,931	5,762,679	887,836

Selling and distribution expenses	1,955,260	2,624,348	404,324	1,254,470	1,511,678	232,899
General and administrative expenses	7,796,731	10,966,782	1,689,615	4,093,440	4,789,637	737,923
Research and development expenses	1,899,957	4,529,036	697,773	1,243,228	2,736,039	421,532
Operating expenses	11,651,948	18,120,166	2,791,712	6,591,138	9,037,354	1,392,354

Income (loss) from operations	(2,058,703)	(11,955,822)	(1,841,992)	2,386,793	(3,274,675)	(504,518)

Other income (expenses)
Subsidy income	484,318	124,720	19,215	269,615	75,720	11,666
Interest income	157,468	104,719	16,134	74,436	49,209	7,581
Interest expense	(468,956)	(474,200)	(73,058)	(227,112)	(196,376)	(30,255)
Change in fair value of warrants liability	4,077,517	-	-	3,803,118	-	-
Loss from foreign currency exchange	(20,880)	(202)	(31)	(18,806)	736	113
Other income (expense)	76,672	(35,170)	(5,419)	90,692	(25,506)	(3,930)
Other income (expense)	4,306,139	(280,133)	(43,159)	3,991,943	(96,217)	(14,825)
Income (loss) before income tax	2,247,436	(12,235,955)	(1,885,151)	6,378,736	(3,370,892)	(519,343)
Provision (benefit) for income tax	648,932	(868,173)	(133,756)	618,687	(851,716)	(131,221)
Net Income (loss)	1,598,504	(11,367,782)	(1,751,395)	5,760,049	(2,519,176)	(388,122)

Less: Net income attributable to non-controlling interest	434,673	-	-	434,673	-	-
Net Income (loss) attributable to Recon Technology, Ltd	¥1,163,831	¥(11,367,782)	$(1,751,395)	¥5,325,376	¥(2,519,176)	$(388,122)

Comprehensive income (loss)
Net income (loss)	1,598,504	(11,367,782)	(1,751,395)	5,760,049	(2,519,176)	(388,122)
Foreign currency translation adjustment	4,726	122,790	18,918	5,528	(1,428)	(220)
Comprehensive income (loss)	1,603,230	(11,244,992)	(1,732,477)	5,765,577	(2,520,604)	(388,342)
Less: Comprehensive income attributable to non-controlling interest	434,920	13,643	2,102	434,961	(2,977)	(459)
Comprehensive income (loss) attributable to Recon Technology, Ltd	¥1,168,310	¥(11,258,635)	$(1,734,579)	¥5,330,616	¥(2,517,627)	$(387,883)

Earnings (loss) per common share - basic	¥0.25	¥(2.07)	$(0.32)	¥1.13	¥(0.45)	$(0.07)
Earnings (loss) per common share - diluted	¥0.24	¥(2.07)	$(0.32)	¥1.10	¥(0.45)	$(0.07)
Weighted - average shares -basic	4,741,911	5,503,932	5,503,932	4,726,711	5,569,102	5,569,102
Weighted - average shares -diluted	4,846,270	5,503,932	5,503,932	4,820,817	5,569,102	5,569,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RECON TECHNOLOGY, LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended December 31,
	2014	2015	2015
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net income (loss)	¥1,598,504	¥(11,367,782)	$(1,751,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	274,511	496,070	76,428
Loss (Gain) from disposal of equipment	(149,480)	10,594	1,632
Provision for doubtful accounts	104,589	2,153,337	331,757
Provision for slow moving inventories	-	(87,558)	(13,490)
Share based compensation	1,115,030	2,573,575	396,502
Deferred tax benefit (provision)	(27,977)	187,814	28,936
Change in fair value of warrants liability	(4,077,517)	-	-
Restricted shares issued for services	1,171,331	566,361	87,257
Changes in operating assets and liabilities:
Notes receivable	(2,977,565)	1,178,710	181,600
Trade accounts receivable	(8,572,529)	(13,793,992)	(2,125,193)
Trade accounts receivable-related parties	6,104,734	4,569,800	704,053
Inventories	(4,833,407)	3,151,863	485,597
Other receivable, net	(7,635,508)	(314,689)	(48,483)
Other receivables related parties, net	1,414,433	91,021	14,023
Purchase advance, net	2,641,583	4,567,724	703,734
Purchase advance-related party, net	-	394,034	60,707
Prepaid expense	(2,127,821)	599,377	92,344
Prepaid expense - related party, net	230,000	420,000	64,708
Trade accounts payable	1,188,511	10,906,370	1,680,307
Trade accounts payable-related parties	-	(791,826)	(121,994)
Other payables	(137,403)	(172,431)	(26,566)
Other payables-related parties	290,738	(2,837,536)	(437,169)
Deferred income	(1,223,397)	(1,834,349)	(282,612)
Advances from customers	(417,185)	(207,251)	(31,930)
Accrued payroll and employees' welfare	(132,687)	224,033	34,516
Accrued expenses	9,327	35,292	5,437
Taxes payable	779,567	271,229	41,787
Net cash provided by (used in) operating activities	(15,389,618)	989,790	152,493

Cash flows from investing activities:
Purchase of property and equipment	(514,009)	(498,470)	(76,798)
Proceeds from disposal of equipment	341,880	-	-
Net cash used in investing activities	(172,129)	(498,470)	(76,798)

Cash flows from financing activities:
Repayments of short-term bank loans	(2,000,000)	(500,000)	(77,033)
Proceeds from short-term borrowings-related parties	9,400,000	6,000,000	924,400
Repayment of short-term borrowings-related parties	(5,000,000)	(15,522,619)	(2,391,517)
Proceeds from sale of common stock, net of issuance costs	-	169,398	26,098
Net cash provided by (used in) financing activities	2,400,000	(9,853,221)	(1,518,052)

Effect of exchange rate fluctuation on cash and cash equivalents	15,125	125,302	19,306

Net decrease in cash and cash equivalents	(13,146,622)	(9,236,599)	(1,423,051)
Cash and cash equivalents at beginning of period	18,094,586	12,344,929	1,901,941
Cash and cash equivalents at end of period	¥4,947,964	¥3,108,330	$478,890

Supplemental cash flow information
Cash paid during the period for interest	¥510,956	¥474,200	$73,058
Cash paid during the period for taxes	¥203,073	¥72,217	$11,126

Non-cash investing and financing activities
Issuance of common stock to prepay professional services	¥1,002,721	¥2,265,442	$349,029
Non-cash transaction for AR and loan payable offset	-	200,000	30,813

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

Chinese laws and regulations currently do not prohibit or restrict foreign ownership in petroleum businesses. However, Chinese laws and regulations do prevent direct foreign investment in certain industries. However, on January 1, 2008, to protect the Company’s shareholders from possible future foreign ownership restrictions, the Founders, who also held the controlling interest of BHD and Nanjing Recon, reorganized the corporate and shareholding structure of these entities by entering into certain exclusive agreements with Recon-JN, entitling Recon-JN to receive a majority of the residual returns. On May 29, 2009 Recon-JN, BHD and Nanjing Recon entered into an operating agreement to provide full guarantee for the performance of such contracts, agreements or transactions entered into by BHD and Nanjing Recon. As a result of the new agreement, Recon-JN absorbs 100% of the expected losses and receives 90% of the expected gains of BHD and Nanjing Recon, which resulted in Recon-JN being the primary beneficiary of these Companies.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 28, 2000, a Founder of the Company purchased a controlling interest in BHD which was organized under the laws of the PRC on June 29, 1999. Through December 15, 2010, the Founders held a 67.5% ownership interest in BHD. From December 16, 2010 to June 30, 2012, Messers. Yin and Chen held an 86.24% ownership interest of BHD. BHD was combined with the Company through the date of the exclusive agreements, and has been consolidated following January 1, 2008, the date of the agreements based on ASC Topic 810. The Company allocates profits and losses of 90% and 100%, respectively, based upon the control agreements. Profits allocated to the minority interest are the remaining amount (10%).

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

On December 1, 2015, the Company entered into a share purchase agreement (the “SPA”) by and among Qinghai Hua You Downhole Technology Co., Ltd. (“QHHY”), a P.R. China limited liability company, providing oilfield service in Qinghai province, the shareholders of QHHY, and Recon Hengda Technology (Beijing) Co., Ltd., our wholly owned P.R. China subsidiary (“Recon BJ”). In conjunction with the SPA, Recon BJ entered into a series of control agreements with QHHY and its shareholders related to the transfer of ownership in QHHY to Recon BJ. The Control Agreements granting Recon BJ the right to provide exclusive technical consulting services to QHHY in exchange for 100% of QHHY’s quarterly profit, among other things. The Control Agreements will not become effective until after the Company obtains shareholder approval of the transaction.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2015. The results of operations for the interim periods presented may not be indicative of the operating results to be expected for the Company’s fiscal year ending June 30, 2016.

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying unaudited condensed consolidated financial statements have been expressed in Chinese Yuan. The unaudited condensed consolidated financial statements as of and for the three months ended December 31, 2015 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.4907 = US$1.00, the approximate exchange rate prevailing on December 31, 2015. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 inputs to the valuation methodology are unobservable.

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, purchase advances, trade accounts payable, accrued liabilities, advances from customers, short-term bank loan and short-term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments. It was impracticable to estimate the fair value of long-term other receivables, because this is due from the Company’s former VIE and there are no comparable markets for receivables with similar terms. Long-term investment is measured at fair value which was determined to be zero during the six months ended December 31, 2015 using level 1 inputs. (See Note 8.)

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. There were no impairments at June 30, 2015 and December 31, 2015.

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

Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options, restricted shares and warrants (using the treasury stock method).  The effect from options, restricted shares and warrants would have been anti-dilutive due to the fact that we incurred a net loss during the three months and six months ended December 31, 2014 and 2015.

Recently Issued Accounting Pronouncements -

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, or ASU 2015-14. This amendment defers the effective date of the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. The Company is evaluating the effect of this standard on the Company's consolidated financial position, results of operations and cash flows.

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

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within fiscal years. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial position, results of operations and cash flows.

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial position, results of operations and cash flows.

In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) Requiring equity investments to be measured at fair value with changes in fair value recognized in net income; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial position, results of operations and cash flows.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2015	December 31, 2015	December 31, 2015
Third Party	RMB	RMB	U.S. Dollars
Trade accounts receivable	¥58,049,462	¥69,853,378	$10,762,072
Allowance for doubtful accounts	(5,863,065)	(2,894,597)	(445,961)
Total - third- party, net	¥52,186,397	¥66,958,781	$10,316,111

	June 30, 2015	December 31, 2015	December 31, 2015
Related Party	RMB	RMB	U.S. Dollars
Beijing Langchen Construction Company	726,800	¥-	$-
Xiamen Huangsheng Hitek Computer Network Co.Ltd.	980,000	-	-
Xiamen Henda Hitek Computer Network Co. Ltd.	3,063,000	-	-
Total - related-parties, net	¥4,769,800	¥-	$-

	June 30, 2015	December 31, 2015	December 31, 2015
Third Party – long-term	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd. *	¥4,934,072	¥3,731,508	$574,901
Allowance for doubtful accounts	(493,407)	(373,151)	(57,491)
Total - long-term trade accounts receivable, net	¥4,440,665	¥3,358,357	$517,410

* The receivable from Yabei Nuoda was recognized primarily from the sale of automation system and services based on written contracts. Based on the repayment agreement signed on September 2, 2015, the outstanding balance will be collected in two years beginning 2017, with each installment of ¥2,467,036 ($380,000).

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30, 2015	December 31, 2015	December 31, 2015
Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥2,624,071	¥3,375,185	$520,003
Loans to third parties (B)	11,154,344	11,583,104	1,784,569
Business advance to staff (C)	3,927,238	4,517,706	696,028
Deposits for projects	543,800	853,492	131,495
Others	637,348	223,140	34,378
Allowance for doubtful accounts	(822,233)	(835,233)	(128,681)
Total	¥18,064,568	¥19,717,394	$3,037,792

Third Party	June 30, 2015	December 31, 2015	December 31, 2015
Non-Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥2,729,033	¥1,377,896	$212,288
Total	¥2,729,033	¥1,377,896	$212,288

(A)	After ENI ceased to be a VIE of the Company, ENI in January 2012 agreed to repay the loan on a payment schedule, with interest accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over approximately three years on a quarterly basis beginning March 2012. The first four payments were RMB 1.2 million each. In March, June, September and December of 2012, the Company received RMB 4.8 million. Starting March 2013, installments for each quarter would be ¥1,777,653. The Company received the payments on time in March and June, 2013. On September 30, 2013, ENI proposed to extend the payment period and signed a new contract with the Company. According to the new arrangement, the remaining part of this loan will be repaid over four years with quarterly installments of ¥699,147. The Company has continued to receive the payments under the agreement.

(B)	Loans to third-parties are mainly used for short-term funding to support cooperative companies. These loans are due on demand bearing no interest.

(C)	Business advance to staff represents advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PURCHASE ADVANCES

The Company purchased products and services from a third party and a related party during the normal course of business. Purchase advances consisted of the following:

	June 30, 2015	December 31, 2015	December 31, 2015
Third Party	RMB	RMB	U.S. Dollars
Prepayment for inventory purchase	¥22,845,030	¥18,277,305	$2,815,922
Allowance for doubtful accounts	(4,222,492)	(6,258,912)	(964,289)
Total	¥18,622,538	¥12,018,393	$1,851,633

NOTE 6. INVENTORIES

Inventories consisted of the following:

	June 30, 2015	December 31, 2015	December 31, 2015
	RMB	RMB	U.S. Dollars
Small component parts	¥55,332	¥55,332	$8,525
Purchased goods and raw materials	244,667	285,275	43,951
Work in process and goods on site	3,552,771	334,582	51,548
Finished goods	14,693,073	9,987,846	1,538,793
Allowance for slow moving inventory	(7,700,836)	(2,882,333)	(444,071)
Total inventories, net	¥10,845,007	¥7,780,702	$1,198,746

The provision for slow moving inventory was ¥ 87,558 ($13,490) for the six months ended December 31, 2015.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2015	December 31, 2015	December 31, 2015
	RMB	RMB	U.S. Dollars
Motor vehicles	¥3,790,474	¥3,871,567	$596,479
Office equipment and fixtures	797,791	825,996	127,258
Leasehold improvement	-	210,299	32,400
Total property and equipment	4,588,265	4,907,862	756,137
Less: Accumulated depreciation	(1,921,312)	(2,249,103)	(346,511)
Property and equipment, net	¥2,666,953	¥2,658,759	$409,626

Depreciation expense was ¥153,164 and ¥236,303($36,406) for the three months ended December 31, 2014 and 2015, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was ¥274,511 and ¥496,070 ($76,428) for the six months ended December 31, 2014 and 2015, respectively.

NOTE 8. LONG-TERM INVESTMENT

On June 28, 2013, the Company purchased 2,800,000 restricted shares of Avalon Oil and Gas, Inc. ("Avalon") for $0.089 per share, or approximately ¥1.5 million ($250,000). Since the restriction for the shares is for two years, the Company was able to acquire the shares at 50% of the market value. The investment was accounted for using the equity method and no gain or loss from equity investment was recorded for the year ended June 30, 2013 due to immateriality. As of June 30, 2015 and December 31, 2015, Recon owned 16.92% and 16.00%  of Avalon’s outstanding shares, respectively. Avalon is an independent US domestic oil and natural gas producer listed on the OTCBB under the ticker symbol AOGN. Avalon engages in the acquisition, exploration and development of oil and gas producing properties in the US. Based on the available information and discussion with the management team of Avalon, the Company believes Avalon’s operating loss would not be recovered in the foreseeable future, therefore, the Company considered the investment to be impaired and recorded an investment loss of ¥1,535,250 ($250,000) for the year ended June 30, 2014 to write its investment down to zero.

On April 13, 2015, BHD reached an agreement to invest RMB 80 million in Huanghua Heng Da Xiang Tong Manufacture Ltd (“HHBHD”) for a 54.05% ownership interest. BHD’s board of Directors and shareholders approved the transaction to invest in HHBHD. The investment is to enhance cooperation with HHBHD and protect BHD’s design copyright. Based on mutual agreements, BHD shall not enjoy voting right until the payment of investment is on position. As of February 16, 2016, no payment was made to HHBHD for this investment and BHD did not have control or significant influence over HHBHD.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2015	December 31, 2015	December 31, 2015
Third Party	RMB	RMB	U.S. Dollars
Consulting services	¥1,628,508	¥857,004	$132,036
Distributors and employees	413,703	124,840	19,234
Funds collected on behalf of others	-	895,022	137,893
Others	60,846	53,760	8,282
Total	¥2,103,057	¥1,930,626	$297,445

	June 30, 2015	December 31, 2015	December 31, 2015
Related Party	RMB	RMB	U.S. Dollars
Due to related parties	¥2,499,347	¥-	$-
Expenses paid by the major shareholders	1,558,738	1,220,503	188,039
Due to management staff for costs incurred on behalf of Recon	251,617	251,663	38,773
Total	¥4,309,702	¥1,472,166	$226,812

NOTE 10. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2015	December 31, 2015	December 31, 2015
	RMB	RMB	U.S. Dollars
VAT payable	¥23,885	¥1,168,537	$180,033
Enterprise income tax payable	1,127,131	210,525	32,435
Other taxes payable	2,200	45,383	6,991
Total taxes payable	¥1,153,216	¥1,424,445	$219,459

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHORT-TERM BANK LOAN

Short-term bank loans consisted of the following:

	June 30, 2015	December 31, 2015	December 31, 2015
	RMB	RMB	U.S. Dollars
Industrial and Commercial Bank, floating interest rate at 6.12%, due on June 19, 2016	¥7,000,000	¥6,500,000	$1,001,433
Total short-term bank loans	¥7,000,000	¥6,500,000	$1,001,433

Interest expense for the short-term bank loan was ¥80,667 and ¥106,242 ($16,368) for the three months ended December 31, 2014 and 2015, respectively.

Interest expense for the short-term bank loan was ¥238,178 and ¥214,649 ($33,070) for the six months ended December 31, 2014 and 2015, respectively.

NOTE 12. SHORT-TERM BORROWINGS DUE TO RELATED PARTIES

	June 30, 2015	December 31, 2015	December 31, 2015
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars
Short-term borrowing from a Founder, 7.2% annual interest, due on October 20, 2015	¥6,013,200	¥-	$-
Short-term borrowing from a Founder, 6.06% annual interest, due on October 2, 2015	3,403,431	-	-
Short-term borrowing from a Founder, 5.13% annual interest, due on October 12, 2015	1,600,274	-	-
Short-term borrowing from a Founder's family member, no interest, due on various dates	5,700,000	1,200,000	184,880
Short-term borrowing from a Founder, 5.75% annual interest, due on September 25, 2016	-	1,808,913	278,693
Short-term borrowings from Xiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2015	200,000	-	-
Short-term borrowing from a Founder, 5.75% annual interest,due on October 10, 2016	-	2,409,250	371,185
Short-term borrowing from a Founder, 5.43% annual interest,due on November 4, 2016	-	1,807,612	278,492
Total short-term borrowings due to related parties	¥16,916,905	¥7,225,775	$1,113,250

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest expense for short-term borrowings due to related parties was ¥146,445 and ¥86,071 ($13,261) for the three months ended December 31, 2014 and 2015, respectively.

Interest expense for short-term borrowings due to related parties was ¥230,778 and ¥257,519 ($39,675) for the six months ended December 31, 2014 and 2015, respectively.

NOTE 13. SHAREHOLDERS’ EQUITY

Stock offering – During the six months ended December 31, 2015, the Company offered 15,874 ordinary shares under the same purchase agreement from June 2015. The net cash proceeds received from the stock offering were ¥169,398 ($26,098).

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2015 and December 31, 2015, the balance of total statutory reserves was ¥4,148,929 and ¥4,148,929 ($639,211), respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. STOCK-BASED COMPENSATION

Stock-Based Awards Plan

The following is a summary of the status of options outstanding and exercisable at December 31, 2015:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Average Remaining Contractual life (Years)	Average Exercise Price	Number	Average Remaining Contractual life (Years)
$6.00	193,000	3.58	$6.00	193,000	3.58
$2.96	222,600	6.24	$2.96	74,200	6.24
$1.65	400,000	9.09	-	-	-
	815,600

Restricted Shares

As of December 31, 2015, the Company has granted restricted shares of common stock, which are still vesting, to senior management and consultants. During the six months ended December 31, 2015, the following grants were made:

•	On October 18, 2015, the Company agreed to issue a total of 800,000 restricted shares to its employees and non-employee director as compensation cost for awards. The fair value of the restricted shares was $704,000 based on the closing stock price $0.88 at October 18, 2015.

•	On November 16, 2015, the Company agreed to issue a total of 100,000 restricted shares to two investor relations firms in exchange for services. The fair value of the restricted shares was $108,400 based on the closing stock price $1.08 at November 16, 2015.

•	On November 19, 2015, the Company issued 260,185 restricted shares to Bei Jing Tian Hong Tong Xin Technology Co. Ltd. (“BJTH”) for certain mold and software development services. The fair value of the restricted shares was $247,176 based on the closing stock price $0.95 at November 19, 2015.

The Share-based compensation expense recorded for stock options granted were ¥409,418 and ¥1,029,822 ($158,661) for the six months ended December 31, 2014 and 2015, respectively. The Share-based compensation expense recorded for stock options granted were ¥162,277 and ¥520,294 ($80,160) for the three months ended December 31, 2014 and 2015, respectively. The total unrecognized share-based compensation expense for stock options as of December 31, 2015 was approximately ¥3.8 million ($0.59 million), which is expected to be recognized over a weighted average period of approximately 1.90 years.

The Share-based compensation expense recorded for restricted shares granted were ¥705,612 and ¥1,543,756 ($237,841) for the six months ended December 31, 2014 and 2015, respectively. The Share-based compensation expense recorded for restricted shares granted were ¥352,175 and ¥926,732 ($142,778) for the three months ended December 31, 2014 and 2015, respectively. The total unrecognized share-based compensation expense for restricted shares granted as of December 31, 2015 was approximately ¥7.92 million ($1.22 million), which is expected to be recognized over a weighted average period of approximately 2.27 years.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the restricted stock grants:

Restricted stock grants	Shares
Non-vested as of June 30, 2015	453,575
Granted	1,160,185
Non-vested adjustment	-
Cancelled	-
Vested	76,787
Non-vested as of December 31, 2015	1,536,973

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

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November 25, 2009 and is subject to an income tax rate of 15% through November 2015. BHD reapplied for high-technology enterprise approval and successfully got the approval on November 25, 2015. Thus, the valid date of BHD’s high-technology enterprise certificate is extended to November 25, 2018.

Deferred tax asset is comprised of the following:

	June 30, 2015	December 31, 2015	December 31, 2015
	RMB	RMB	U.S. Dollars
Allowance for doubtful receivables	¥1,072,279	¥1,554,284	$239,463
Net operating loss carry forward	669,819	-	-
Total deferred income tax assets	¥1,742,098	¥1,554,284	$239,463

Deferred tax liability is comprised of the following:

	June 30, 2015	December 31, 2015	December 31, 2015
	RMB	RMB	U.S. Dollars
Income tax cost due to unpayable accounts	¥180,186	¥180,186	$27,761
Total deferred income tax liability	¥180,186	¥180,186	$27,761

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s tax provision is comprised of the following:

	For the three months ended December 31,
	2014	2015	2015
	RMB	RMB	U.S. Dollars
Current income tax provision	¥644,630	¥-	$-
Adjust over accrued income taxes		(1,055,987)	(162,692)
Deferred income taxes provision (benefit)	(25,943)	204,271	31,471
Provision (benefit) for income tax	¥618,687	¥(851,716)	(131,221)

	For the six months ended December 31,
	2014	2015	2015
	RMB	RMB	U.S. Dollars
Current income tax provision	¥676,909	¥-	$-
Adjust over accrued tax of prior years		(1,055,987)	(162,692)
Deferred income taxes provision (benefit)	(27,977)	187,814	28,936
Provision (benefit) for income tax	¥648,932	¥(868,173)	(133,756)

NOTE 16. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2015
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$304,001
Unappropriated retained earnings	3,152,687	3,250,513	6,403,200	1,051,636
Accumulated other comprehensive loss	(18,850)	(11,853)	(30,703)	(5,043)
Total noncom-trolling interest	¥4,784,837	¥3,438,660	¥8,223,497	$1,350,594

	As of December 31, 2015
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$285,177
Unappropriated retained earnings	3,152,687	3,250,513	6,403,200	986,519
Accumulated other comprehensive loss	(12,133)	(4,927)	(17,060)	(2,628)
Total non-controlling interest	¥4,791,554	¥3,445,586	¥8,237,140	$1,269,068

NOTE 17. CONCENTRATIONS

For the three months ended December 31, 2014 and 2015, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented approximately 58.83%, 10.35% and 76.76%, 10.03% of the Company’s revenue, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2014 and 2015, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented approximately 56.79% and 8.89%, and 74.63% and 11.54% of the Company’s revenue, respectively.

For the three months ended December 31, 2014, one major supplier accounted for 20% of the company’s total purchases. For the three months ended December 31, 2015, two major suppliers accounted for 68% of the Company’s total purchases.

For the six months ended December 31, 2014, one major supplier accounted for 14% of the Company’s total purchases. For the six months ended December 31, 2015, two major suppliers accounted for 57% of the Company’s total purchases.

NOTE 18. COMMITMENTS AND CONTINGENCY

(a)	Office Leases

The Company leases three offices in Beijing (two for BHD; one for Recon-JN) and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as of December 31, 2015:

	Twelve months ending December 31,
	Office lease payment
	RMB	U.S. Dollars
2016	¥1,010,000	$155,607
Total	¥1,010,000	$155,607

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of December 31, 2015, the Company estimated its severance payments of approximately ¥1.6 million ($0.26 million) which has not been reflected in its unaudited condensed consolidated financial statements, because management cannot predict what the actual payment, if any will be in the future.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. RELATED PARTY TRANSACTIONS AND BALANCES

Purchases from related parties – purchases from related parties consisted of the following:

	For the three months ended December 31,
	2014	2015	2015
	RMB	RMB	U.S. Dollars
Huanghua Xiang Tong Manufacture	¥-	¥38,469	$5,927
Xiamen Huangsheng Hitek Computer Network Co.Ltd.	-	12,796	1,971
Purchase from related parties	¥-	¥51,265	$7,898

	For the six months ended December 31,
	2014	2015	2015
	RMB	RMB	U.S. Dollars
Huanghua Xiang Tong Manufacture	¥-	¥300,393	$46,281
Xiamen Huangsheng Hitek Computer Network Co.Ltd.	797,585	576,098	88,757
Purchase from related parties	¥797,585	¥876,491	$135,038

Account payable due to related parties - The Company purchased automation products and heating furnaces from Xiamen Huangsheng Hitek Computer Network Co.Ltd and Huanghua Xiang Tong, the ending balance of accounts payable due to the two related parties as of December 31, 2015 and June 30, 2015 is RMB 2,736,879 ($421,662) and RMB 3,528,705, respectively.

Leases from related parties - The Company has various agreements for the lease of office space owned by the Founders and their family members. The terms of the agreement state that the Company will continue to lease the property at a monthly rent of ¥95 thousand with annual rental expense at ¥1.14 million ($0.18 million). The one-year lease agreements between Nanjing Recon and Mr. Yin and his family member started from May 10, 2015. The one-year lease agreements between BHD and Mr. Chen Guangqiang and his family member started from January 1, 2016 and the annual lease between the Company and Mr. Chen Guangqiang’s family member started from July 1, 2015.

Short-term borrowings from related parties - The Company borrowed ¥16,916,905 and ¥7,225,775($1,113,250) from the Founders and their family members as of June 30, 2015 and December 31, 2015, respectively. For the specific terms and interest rates of the borrowings, see Note 12.

Expenses paid by the owner on behalf of Recon -One owner of Nanjing Recon, Mr. Yin and the major owner of BHD, Mr. Chen paid certain operating expense for the Company. As of June 30, 2015 and December 31, 2015, ¥1,558,738 and ¥1,220,503($188,039) was due to them, respectively.

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. Variable Interest Entities

The Company reports its VIEs’ portion of unaudited condensed consolidated net income and stockholders’ equity as non-controlling interests in the unaudited condensed consolidated financial statements.

Summary information regarding consolidated VIEs is as follows:

	June 30, 2015	December 31, 2015	December 31, 2015
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥7,096,901	¥434,899	$67,003
Notes receivable	4,205,530	3,026,820	466,332
Trade accounts receivable, net	56,956,197	66,958,781	10,316,111
Purchase advances	19,016,573	12,018,393	1,851,633
Other assets	28,792,279	25,677,395	3,956,029
Total current assets	¥116,067,480	¥108,116,288	$16,657,108

Non-current assets	7,088,383	6,000,048	924,407
Total Assets	¥123,155,863	¥114,116,336	$17,581,515

LIABILITIES
Trade accounts payable	¥17,155,793	¥27,270,337	$4,201,448
Taxes payable	1,153,216	1,424,445	219,459
Other liabilities	31,386,734	16,964,624	2,613,682
Total current liabilities	49,695,743	45,659,406	7,034,589
Total Liabilities	¥49,695,743	¥45,659,406	$7,034,589

The financial performance of VIEs reported in the unaudited condensed consolidated statement of operations and comprehensive income for the three months ended December 31, 2015 includes revenues of ¥28,842,430 ($4,443,655), operating expenses of ¥7,404,066 ($1,140,719), and net loss of ¥1,142,211 ($175,977).

The financial performance of VIEs reported in the unaudited condensed consolidated statement of operations and comprehensive income for the six months ended December 31, 2015 includes revenues of ¥32,436,390 ($4,997,364), operating expenses of ¥11,766,443 ($1,812,816), and net loss of ¥5,100,179 ($785,767).

