Form 10-Q
period 2016-03-31
Recon Technology, Ltd
filed 2016-05-16
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date. The Company is authorized to issue 100,000,000 ordinary shares. As of May 16, 2016, the Company has issued and outstanding 5,804,005 shares.

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

Overview

We are a company with limited liability incorporated in 2007 under the laws of the Cayman Islands. Headquartered in Beijing, we provide products and services to oil and gas companies and their affiliates through Nanjing Recon Technology Co. Ltd (“Nanjing Recon”) and Beijing BHD Petroleum Technology Co, Ltd (“BHD”), hereafter referred to as our domestic companies (the “Domestic Companies”), which are established as variable interest entities (“VIEs”) under the laws of the People’s Republic of China (“PRC”). As the Company contractually controls the Domestic Companies, we serve as the center of strategic management, financial control and human resources allocation.

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

Recent Developments

On September 22, 2015, the Company entered into an amendment to the Company’s letter agreement (the “Agreement”) with Maxim Group LLC, dated January 28, 2015, pursuant to which Maxim would serve as the Company’s exclusive agent in connection with a proposed at-the-market offering program by the Company of up to $10,000,000. The amendment extends the term of the Agreement for an additional six months, or until August 15, 2016, when the Company’s Form S-3 will expire. As of May 16, 2016, no shares have been issued under the amended Agreement.

On December 1, 2015, the Company entered into a share purchase agreement to acquire a 100% interest in Qinghai Huayou Downhole Technologies Co., Ltd. ( “QHHY”), a PRC corporation and oilfield service provider located in Qinghai province. This transaction is subject to shareholder approval and on May 2, 2016, the Company amended its proxy statement on Schedule 14A (the “Proxy Statement”) to disclose all necessary information related to obtaining shareholder approval of the transaction. The Company will hold a shareholder meeting to seek approval of the Company’s acquisition of QHHY after the Securities and Exchange Commission (“SEC”) completes its review of the Proxy Statement.

Products and Services

We currently provide products and services to oil and gas field companies focused on the development and production of oil and natural gas. Our products and services described below correlate to the numbered stages of the oilfield production system graphical description shown below.

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

Sand Prevention in Oil and Water Wells. This technique processes additives that are resistant to elevated temperatures into “resin sand” which is transported to the bottom of the well via carrying fluid. The resin sand goes through the borehole, piling up and compacting at the borehole and oil vacancy layer. An artificial borehole wall is then formed, functioning as a means of sand prevention. This sand prevention technique has been adapted to more than 100 wells, including heavy oil wells, light oil wells, water wells and gas wells, with a 100% success rate and a 98% effective rate.

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

Measuring Equipment and Service. Digital oil field technology and the management of oil companies are highly regarded in the industry. We believe our oilfield SCADA system and assorted products, production managing expert software, and related technical support services will address the needs of the oil well automation system market, for which we believe there will be increasing demand over the short term and strong needs in the long term.

Gathering and Transferring Equipment. With more new wells developed, our management anticipates that demand for our furnaces and burners will grow as compared to last year, especially in the Qinghai Oilfield and Zhongyuan Oilfield.

New business. We are in the process of expanding our business through the acquisition of a down-hole service company. We also have developed new products for oilfield wastewater treatment and achieved preliminary business on this segment. Our management anticipates expanding the new business more rapidly in the coming year.

Growth Strategy

As a smaller China-focused company, our basic strategy focuses on developing our onshore oilfield business in the upstream sector of the industry. Due to the remote location and difficult environments of China’s oil and gas fields, historically, foreign competitors have rarely entered those areas directly.

Large domestic oil companies have historically focused on their exploration and development businesses to earn higher margins and maintain their competitive advantage. With regard to private oilfield service companies, we estimate that approximately 90% specialize in the manufacture of drilling and production equipment. Thus, the market for technical support and project service is still in its early stage. Our management is focused on providing high quality products and services in oilfields in which we have a geographical advantage. This helps us to avoid conflicts of interest with bigger suppliers of drilling equipment while protecting our position within this market segment. Our mission is to increase the automation and safety levels of industrial petroleum production in China and improve the underdeveloped working process and management mode used by many companies by providing advanced technologies. At the same time, we are always looking to improve our business and to increase our earning capability.

Recent Industry Developments

Affected by the worldwide decrease in oil prices, CNPC and Sinopec, mother companies of our direct clients, cut off their Capital Expenditure and production activities, resulting in a declining market and intensive competition. Management will closely monitor the situation and will seek to extend our business on the industrial chain, such as through providing more integrated services and advanced products and through growing our business from a predominantly up-ground business to include some down-hole services as well.

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

Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, we reduce the carrying value of the long-lived asset by the estimated excess of the carrying value over the projected discounted cash flows. In the past, we have not had to make significant adjustments to the carrying values of our long-lived assets, and we do not anticipate a need to do so in the future. However, circumstances could cause us to have to reduce the value of our capitalized assets more rapidly than we have in the past if our revenues were to significantly decline. Estimated cash flows from the use of the long-lived assets are highly uncertain and therefore the estimation of the need to impair these assets is reasonably likely to change in the future. Should the economy or acceptance of our assets change in the future, it is likely that our estimate of the future cash flows from the use of these assets will change by a material amount. There were no impairments at June 30, 2015 and March 31, 2016. However, if impairment were required, our net income and earnings per share would decrease accordingly.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. All other entities must apply the new requirements for fiscal years beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2018. All entities have the option of adopting the new requirements early, including adoption in an interim period. If an entity early adopts the new requirements in an interim period, it must reflect any adjustments as of the beginning of the fiscal year that includes that interim period. The Company does not expect any material impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Results of Operations

The following consolidated results of operations include the results of operations of the Company and its variable interest entities (“VIEs”), BHD and Nanjing Recon.

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

For the three months ended March 31, 2016, oil price continued to be low, and our clients’ production activities and spending were kept at a minimum level. Thus, our operations and numbers still suffered from these adverse effects.

Revenues

	For the Three Months Ended
	March 31,
			Increase/	Percentage
	2015	2016	(Decrease)	Change
Hardware - non-related parties	¥17,267,740	¥4,539,099	¥(12,728,641)	(73.7)%
Hardware - related parties	839,542	-	(839,542)	(100.0)%
Software - non-related parties	1,091,095	-	(1,091,095)	(100.0)%
Software - related parties	820,513	-	(820,513)	(100.0)%
Total revenues	¥20,018,890	¥4,539,099	¥(15,479,791)	(77.3)%

Our total revenues for the three months ended March 31, 2016 were approximately ¥4.5 million ($0.7 million), a decrease of approximately ¥15.5 million or 77.3% from ¥20.0 million for the three months ended March 31, 2015. This was mainly caused by a decreased demand from our clients and intensely competitive market  conditions. In more detail:

1)

Hardware revenue. During this quarter, both furnaces and automation products sales decreased as a result of lower demand from our clients as compared to the same period last year. Hardware revenues for the quarter of fiscal 2015 were mainly from projects we tracked a year earlier from our major clients, CNPC and Sinopec, who were evaluating and adjusting their business plans, kept their spending lower for 2015 . As a result, there were fewer projects started, causing less revenue for the Company for the third quarter of fiscal 2016. As oil prices have rebounded a bit in the first three months of 2016, our management expects this unfavorable trend will ease but expect reduced revenue to continue for some period.

2)	Software revenue. Software used in oilfield production management is highly recommended, but not essential. As a result, sales and revenue related to software may fluctuate. During the three-month period, there were no software sales.

Cost and Margin

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Total revenues	¥20,018,890	¥4,539,099	¥(15,479,791)	(77.3)%
Cost of revenues	13,770,051	2,839,120	(10,930,931)	(79.4)%
Gross profit	¥6,248,839	¥1,699,979	¥(4,548,860)	(72.8)%
Margin %	31.2%	37.5%	6.3%

Cost of revenues.  Our cost of revenues includes raw materials and costs related to the design, implementation, delivery and maintenance of products and services. All materials and components we need can be purchased or manufactured by subcontractors. Usually the prices of electronic components do not fluctuate dramatically due to market competition and will not significantly affect our cost of revenues. However, specialized equipment and incentive chemical products may be directly influenced by metal and oil price fluctuations. Additionally, the prices of some imported accessories mandated by our customers can also impact our cost. Inventory reserves for changes in price level, impairment of inventory, slow moving or other causes will also affect our cost.

Our cost of revenues decreased from approximately ¥13.8 million in the three months ended March 31, 2015 to approximately ¥2.8 million ($0.4 million) for the same period in 2016, a decrease of approximately ¥11.0 million ($1.7 million), or 79.4%. This decrease was mainly caused by lower revenue during the three months ended March 31, 2016 compared to the same period of 2015.

Gross profit. Our gross profit decreased to approximately ¥1.7 million ($0.3 million) for the three months ended March 31, 2016 from approximately ¥6.2 million for the same period in 2015 due to revenue decrease. Our gross profit as a percentage of revenue increased to 37.5% for the three months ended March 31, 2016 from 31.2% for the same period in 2015. This was mainly caused by deferred income recognized as revenue in the 2016 period with little cost accrued.

Our software and hardware revenues are detailed below:

	For the Three Months Ended
	March 31,
			Increase/	Percentage
	2015	2016	(Decrease)	Change
Total revenues-hardware and software- non related parties	¥18,358,835	¥4,539,099	¥(13,819,736)	(75.3)%
Cost of revenues -hardware and software- non related parties	13,759,652	2,839,120	(10,920,532)	(79.4)%
Gross profit	¥4,599,183	¥1,699,979	¥(2,899,204)	(63.0)%
Margin %	25.1%	37.5%	12.4%	_-

Revenue from hardware  and software to non-related parties decreased by approximately ¥13.8 million mainly due to the decrease of hardware products sold in the three months ended March 31, 2016. The gross profit from hardware and software sales to non-related parties decreased ¥2.9 million ($0.5 million) compared to the same period last year. As a percentage of revenue, gross margin was 25.1% for the three months ended March 31, 2015 and 37.5% for the three month period ended March 31, 2016. This increase was mainly because we had higher portions of consignment sales with lower margins in 2015 while there was no such business for 2016.

	For the Three Months Ended
	March 31,
			Increase/	Percentage
	2015	2016	(Decrease)	Change
Total revenues-hardware and software-related parties	¥1,660,055	¥-	¥(1,660,055)	(100)%
Cost of revenues -hardware and software- related parties	10,399	-	(10,399)	(100)%
Gross profit	¥1,649,656	¥-	¥(1,649,656)	(100)%
Margin %	99.4%	-	-	-

Revenue from related parties decreased as we developed business directly with oilfield companies, rather than obtaining the business in cooperation with a local agency, which used to be our practice.

Operating Expenses

	For the Three Months Ended
	March 31,
			Increase/	Percentage
	2015	2016	(Decrease)	Change
Selling and distribution expenses	1,109,838	819,116	(290,722)	(26.2)%
% of revenue	5.5%	18.0%	12.5%	-
General and administrative expenses	4,191,030	7,898,857	3,707,827	88.5%
% of revenue	20.9%	174.0%	153.1%	-
Research and development expenses	544,063	1,228,105	684,042	125.7%
% of revenue	2.7%	27.1%	24.4%	-
Operating expenses	¥5,844,931	¥9,946,078	¥4,101,147	70.2%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including travelling charges, advertising and trade shows, and an allocation of our facilities, depreciation expenses and rental expense, as well as shipping charges and related expenses. Selling expenses decreased 26.2% or ¥0.3 million ($45.1 thousand), from approximately ¥1.1 million in the three months ended March 31, 2015 to approximately ¥0.8 million ($0.1 million) in the same period of 2016. This decrease was primarily due to a decrease in traveling expense and payroll expense. Selling expenses were 5.5% of total revenues in the three months ended March 31, 2015 and 18.0% of total revenues in the same period of 2016.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses stock based comprehensive expense, bad debt allowance and other miscellaneous expenses incurred in connection with general operations. General and administrative expenses increased by 88.5% or ¥3.7 million ($0.6 million), from approximately ¥4.2 million in the three months ended March 31, 2015 to approximately ¥7.9 million ($1.2 million) in the same period of 2016. General and administrative expenses were 20.9% of total revenues in the three months ended March 31, 2015 and 174.0% of total revenues in the same period of 2016. The increase in general and administrative expenses was mainly due to an increase in share-based compensation and provisions accrued for doubtful advanced purchases. We made partial advanced payments for customized products for some projects in year 2014. As these projects were postponed and products design would need to be modified, management made provisions for these amounts based on best estimation. Management is also negotiating with clients to minimize the loss.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures of our research and development projects. Research and development expenses increased from approximately ¥0.5 million for the three months ended March 31, 2015 to approximately ¥1.2 million ($0.2 million) for the same period of 2016. This increase was primarily due to more research and development expense on new generation automation platform system.

Net Income

	For the Three Months Ended
	March 31,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Income (loss) from operations	¥403,908	¥(8,246,099)	¥(8,650,007)	(2,141.6)%
Interest and other income (expense)	(2,000,719)	31,644	2,032,363	(101.6)%
Loss before income tax	(1,596,811)	(8,214,455)	(6,617,644)	414.4%
Provision (benefit) for income tax	(180,927)	1,412,945	1,593,872	(880.9)%
Net loss	(1,415,884)	(9,627,400)	(8,211,516)	580.0%
Less: Net income attributable to non-controlling interest	111,398	-	(111,398)	(100.0)%
Net loss attributable to Recon Technology, Ltd	¥(1,527,282)	¥(9,627,400)	¥(8,100,118)	530.4%

Loss from operations. Loss from operations was approximately ¥8.2 million ($1.3 million) for the three months ended March 31, 2016, compared to an income of ¥0.4 million for the same period of 2015. This decrease in income from operations was primary due to a decrease in revenues and increased general and administrative expenses.

Interest and other income (expense). Interest and other income was approximately ¥31.6 thousand ($5.0 thousand) for the three months ended March 31, 2016, compared to interest and other expense of ¥2.0 million for the same period of 2015. The ¥2.0 million ($0.3 million) decrease in interest and other expense was primarily due to the decreased loss from warrants redemption, which only accrued for the three months ended March 31, 2015.

Provision (benefit) for income tax. Benefit for income tax for the three months ended March 31, 2015 was approximately ¥0.2 million. Provision for income tax was ¥1.4 million ($0.2 million) for the three months ended March 31, 2016. This increase in provision for income tax was mainly due to decrease of deferred tax assets recorded and income tax payable true-up during the three months ended March 31, 2016. During this period, based on available evidence, management concluded that it was more likely than not that there would be no sufficient deductible income in future years and revaluated the deferred tax assets and the adjustment was recorded as part of the total income tax provision.

Net loss. As a result of the factors described above, net loss was approximately ¥9.6 million ($1.5 million) for the three months ended March 31, 2016, a decrease of approximately ¥8.2 million ($1.3 million) from net loss of ¥1.4 million for the same period of 2015.

Net loss attributable to Recon Technology, Ltd. As a result of the factors described above, net loss attributable to ordinary shareholders was approximately ¥9.6 million ($1.5 million) for the three months ended March 31, 2016. Net loss attributable to ordinary shareholders increased for approximately ¥8.1 million ($1.3 million) from net loss attributable to ordinary shareholders of approximately ¥1.5 million for same period of 2015.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2016

Revenues

	For the Nine Months Ended
	March 31,
			Increase/	Percentage
	2015	2016	(Decrease)	Change
Hardware - non-related parties	¥39,977,111	¥35,877,231	¥(4,099,880)	(10.3)%
Hardware - related parties	1,364,070		(1,364,070)	(100.0)%
Service	103,774	1,098,258	994,484	958.3%
Software - non-related parties	3,142,804	-	(3,142,804)	(100.0)%
Software - related parties	1,064,103	-	(1,064,103)	(100.0)%
Total revenues	¥45,651,862	¥36,975,489	¥(8,676,373)	(19.0)%

Our total revenues for the nine months ended March 31, 2016 were approximately ¥37.0 million ($5.7 million), a decrease of approximately ¥8.7 million or 19.0% from ¥45.7 million for the nine months ended March 31, 2015. This was mainly caused by a decrease of sales of furnaces and consignment stock goods.

Cost and Margin

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Total revenues	¥45,651,862	¥36,975,489	¥(8,676,373)	(19.0)%
Cost of revenues	29,809,778	29,111,166	(698,612)	(2.3)%
Gross profit	¥15,842,084	¥7,864,323	¥(7,977,761)	(50.4)%
Margin %	34.7%	21.3%	(13.4%)	-

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

Our cost of revenues decreased from approximately ¥29.8 million in the nine months ended March 31, 2015 to approximately ¥29.1 million ($4.5 million) for the same period in 2016, a decrease of approximately ¥0.7 million ($0.1 million), or 2.3%. This decrease was mainly caused by lower revenue during the nine months ended March 31, 2016 compared to the same period of 2015.

Gross profit.  Our gross profit decreased to approximately ¥7.9 million ($1.2 million) for the nine months ended March 31, 2016 from approximately ¥15.8 million for the same period in 2015. Our gross profit as a percentage of revenue decreased to 21.3% for the nine months ended March 31, 2016 from 34.7% for the same period in 2015. This was mainly due to the decrease of (1) software sales with higher margins as compared with hardware revenues and (2) lower margins related to our bundled product and service agreements  due to the fiercely competitive environment existing in the oil sector this year.

In more detail:

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Total revenues-hardware and software- non related parties	¥43,119,915	¥35,877,231	¥(7,242,684)	(16.8)%
Cost of revenues -hardware and software- non related parties	29,782,617	28,434,196	(1,348,421)	(4.5)%
Gross profit	¥13,337,298	¥7,443,035	¥(5,894,263)	(44.2)%
Margin %	30.9%	20.7%	(10.2%)	-

Revenue from hardware and software to non-related parties decreased by approximately ¥7.2 million mainly due to the decreased orders from our customers as the Company is continually facing pressure from tough competition. The gross profit from hardware and software sales to non-related parties decreased ¥5.9 million ($0.9 million) compared to the same period of last year.

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Total revenues-hardware and software-related parties	¥2,428,173	¥-	¥(2,428,173)	(100.0)%
Cost of revenues -hardware and software- related parties	27,161	-	(27,161)	(100.0)%
Gross profit	¥2,401,012	¥-	¥(2,401,012)	(100.0)%
Margin %	98.9%	-	98.9%	-

After the Company achieved business entrance certification and were able to cooperate with oilfield customers directly two years ago, we no longer required the services of a related party with such certification and, accordingly, revenue from related-parties decreased. As of result, there was no revenue or cost of hardware and software from related parties during 2016, since we developed business directly with oilfield, rather than cooperation with some local agency, which used to be our related parties.

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Total revenues-service	¥103,774	¥1,098,258	¥994,484	958.3%
Cost of revenues-service	-	676,970	676,970	100%
Gross profit	¥103,774	¥421,288	¥317,514	306.0%
Margin %	100.0%	38.4%	(61.6%)	-

Service revenue for the nine months ended March 31, 2015 and 2016 consisted mainly of minor maintenance services, which were provided upon request by customers. The cost of revenues-service increased, since labor costs were incurred for the nine months ended March 31, 2016.

Operating Expenses

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Selling and distribution expenses	¥3,065,098	3,443,464	¥378,366	12.3%
% of revenue	6.7%	9.3%	2.6%	-
General and administrative expenses	11,987,761	18,865,639	6,877,878	57.4%
% of revenue	26.3%	51.0%	24.7%	-
Research and development expenses	2,444,020	5,757,141	3,313,121	135.6%
% of revenue	5.4%	15.6%	10.2%	-
Operating expenses	¥17,496,879	¥28,066,244	¥10,569,365	60.4%

Selling and distribution expenses. Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including traveling charges, advertising and trade shows, and an allocation of our facilities, depreciation expenses and rental expense, as well as shipping charges and so on. Selling expenses increased approximately ¥0.4 million for the nine months ended March 31, 2016 compared to the same period in 2015. This increase was primarily due to an increase in shipping charges, service fees and rental fees. Selling expenses were 6.7% of total revenues in the nine months ended March 31, 2015 and 9.3% of total revenues in the same period of 2016.

General and administrative expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses stock based comprehensive expense, bad debts allowance and other miscellaneous expenses incurred in connection with general operations. General and administrative expenses increased by 57.4% or ¥6.9 million ($1.0 million), from approximately ¥12.0 million in the nine months ended March 31, 2015 to approximately ¥18.9 million ($2.9 million) in the same period of 2016. General and administrative expenses were 51.0% of total revenues in the nine months ended March 31, 2016 and 26.3% of total revenues in the same period of 2015. The increase in general and administrative expenses was mainly due to an increase in provisions for purchase advances and share-based compensation, offset by a decrease in consulting fees.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures for our research and development projects. Research and development expenses increased from approximately ¥2.4 million for the nine months ended March 31, 2015 to approximately ¥5.8 million ($0.9 million) for the same period of 2016. This increase was primarily due to more research and development expense spent on design of downhole service tools and automation platform systems.

Net Income

	For the Nine Months Ended
	March 31,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Loss from operations	¥(1,654,795)	¥(20,201,921)	¥(18,547,126)	1,120.8%
Interest and other income (expense)	2,305,420	(248,489)	(2,553,909)	(110.8)%
Income (loss) before income tax	650,625	(20,450,410)	(21,101,035)	(3,243.2)%
Provision for income tax	468,005	544,772	76,767	16.4%
Net income (loss)	182,620	(20,995,182)	(21,177,802)	(11,596.6)%
Less: Net income attributable to non-controlling interest	546,071	-	(546,071)	(100.0)%
Net loss attributable to Recon Technology, Ltd	¥(363,451)	¥(20,995,182)	¥(20,631,731)	5,676.6%

Loss from operations. Loss from operations was approximately ¥20.2 million ($3.1 million) for the nine months ended March 31, 2016, compared to a loss of ¥1.7 million for the same period of 2015. This increase in loss from operations was primary due to a decrease in gross profit, an increase in R&D expenses and increase in stock based compensation and allowance accrued for doubtful accounts.

Interest and other income (expense). Interest and other expense was approximately ¥0.3 million ($0.04 million) for the nine months ended March 31, 2016, compared to interest and other income of ¥2.3 million for the same period of 2015. The ¥2.6 million ($0.4 million) decrease in interest and other income was primarily due to gain from change in fair value of warrants liability while there was no such gain for the current period.

Provision for income tax. Provision for income tax for the nine months ended March 31, 2015 was approximately ¥0.5 million. Provision for income tax was ¥0.5 million ($0.1 million) for the nine months ended March 31, 2016. This slight increase in provision for income tax was mainly due to deferred tax assets changes, offset by prior period income tax payable true-up during the nine months ended March 31, 2016.

Net income (loss). As a result of the factors described above, net loss was approximately ¥21.0 million ($3.3 million) for the nine months ended March 31, 2016, a decrease of approximately ¥21.2 million ($3.3 million) from net income of ¥0.2 million for the same period of 2015.

Net loss attributable to Recon Technology, Ltd. As a result of the factors described above, net loss attributable to ordinary shareholders was approximately ¥21.0 million ($3.3 million) for the nine months ended March 31, 2016, a change of approximately ¥20.6 million ($3.2 million) from net loss attributable to ordinary shareholders of approximately ¥0.4 million for same period of 2015.

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

	For the Nine Months Ended
	March 31,
	2015	2016	2016	Increase /	Percentage
	RMB	RMB	USD	(Decrease)	Change
Reconciliation of Adjusted EBITDA to Net Loss
Net income (loss)	¥182,620	¥(20,995,182)	$(3,255,395)	¥(21,177,802)	(11,596.6)%
Provision for income taxes (benefit)	468,005	544,772	84,469	76,767	16.4%
Interest expense and foreign currency adjustment	827,146	693,821	107,580	(133,325)	(16.1)%
Change in fair value of warrants liability	(4,068,329)	-	-	4,068,329	(100.0)%
Restricted shares issued for consulting services	1,204,903	1,871,722	290,219	666,819	55.3%
Loss from warrant redemptions	1,913,262	-	-	(1,913,262)	(100.0)%
Stock compensation expense	2,023,761	4,134,042	641,001	2,110,281	104.3%
Depreciation and amortization	369,284	728,092	112,894	358,808	97.2%
Adjusted EBITDA	¥2,920,652	¥(13,022,733)	$(2,019,232)	¥(15,943,385)	(545.9)%

Adjusted EBITDA decreased by approximately ¥16.0 million ($2.5 million) to a loss of approximately ¥13.0 million ($2.0 million) for the nine months ended March 31, 2016, compared to approximately ¥2.9 million income for the same period in 2015. This was mainly due to decreased gross profit, increased research and development expenses and increased bad debt allowances.

Adjusted Net Income and Adjusted Loss Per Share

	For the Nine Months Ended
	March 31,
	2015	2016	2016
	RMB	RMB	USD
Reconciliation of Net Loss attributable to Recon Technology, Ltd to Adjusted Net Loss attributable to Recon Technology, Ltd
Net loss attributable to Recon Technology, Ltd	¥(363,451)	¥(20,995,182)	$(3,255,395)
Noncash items (A):
Change in fair value of warrants liability	(4,068,329)	-	-
Restricted shares issued for consulting services	1,204,903	1,871,722	290,219
Loss from warrants redemption	1,913,262	-	-
Stock compensation expense	2,023,761	4,134,042	641,001
Adjusted net loss attributable to Recon Technology, Ltd	¥710,146	¥(14,989,418)	$(2,324,175)

Reconciliation of U.S. GAAP Earnings (Loss) Per Share
to Non U.S. GAAP Adjusted Earnings Per Share
U.S. GAAP earnings (loss) per share	¥(0.08)	¥(3.75)	$(0.58)
Impact of noncash items on earnings per share	0.23	1.07	0.17
Non U.S. GAAP adjusted earnings per share	¥0.15	¥(2.68)	$(0.41)
Weighted - average shares -diluted	4,773,803	5,603,229	5,603,229

(A) Noncash items are certain non-cash expenses that are included in our U.S. GAAP reported results. The non-GAAP financial measures are provided to enhance investors’ overall understanding of Recon's current financial performance.

Liquidity and Capital Resources

As of March 31, 2016, we had cash in the amount of approximately ¥2.6 million ($0.4 million). As of June 30, 2015, we had cash in the amount of approximately ¥12.3 million.

Indebtedness. As of March 31, 2016, except for approximately ¥8.6 million ($1.3 million) of short-term borrowings from related parties, and ¥7.0 million ($1.1 million) in commercial loans from local banks, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations, bank loans and short-term borrowings and loans from related parties. As of March 31, 2016, we had total assets of approximately ¥102.4 million ($15.9 million), which includes cash of approximately ¥2.6 million ($0.4 million), net accounts receivable due from third parties of approximately ¥50.2 million ($7.8 million), working capital amounted to approximately ¥64.3 million ($10.0 million), and shareholders’ equity amounted to approximately ¥59.7 million ($9.3 million).

Cash from Operating Activities.  Net cash used in operating activities was approximately ¥1.3 million ($0.2 million) for the nine months ended March 31, 2016. This was a decrease of approximately ¥14.9 million ($2.2 million) compared to net cash used in operating activities of approximately ¥16.2 million for the nine months ended March 31, 2015. The decrease in net cash used in operating activities for the nine months ended March 31, 2016, was primarily attributable to the ¥5.7 million ($0.9 million) change in trade accounts receivable due from third parties, ¥4.6 million ($0.7 million), change in trade accounts receivable due from related parties and ¥4.4 million ($0.7 million) change in change in purchase advance.

Cash from Investing Activities. Net cash used in investing activities was approximately ¥0.4 million ($68.6 thousand) for the nine months ended March 31, 2016, increased approximately ¥0.3 million compared to the same period in 2015, which is due to the decrease in proceeds from disposal of equipment.

Cash from Financing Activities. Net cash used in financing activities amounted to ¥8.1 million ($1.2 million) for the nine months ended March 31, 2016, as compared to net cash provided by financing activities of $3.0 million for the same period in 2015. During the nine months ended March 31, 2016, we repaid ¥16.7 million ($2.6 million) short-term borrowings to two related parties and repaid ¥0.5 million ($0.1 million) short-term bank loans, and we received ¥8.5 million ($1.3 million) from one related party and received ¥0.5 million ($0.1 million) short-term bank loans.

Working Capital. Total working capital as of March 31, 2016 amounted to approximately ¥64.3 million ($10.0 million), compared to approximately ¥72.4 million as of June 30, 2015. Total current assets as of March 31, 2016 amounted to approximately ¥98.8 million ($15.3 million), a decrease of approximately ¥25.7 million ($4.0 million) compared to approximately ¥124.5 million at June 30, 2015. The decrease in total current assets at March 31, 2016 compared to June 30, 2015 was mainly due to decreases in cash and purchase advances.

Current liabilities amounted to approximately ¥34.5 million ($5.4 million) at March 31, 2016, in comparison to approximately ¥52.1 million at June 30, 2015. This decrease of liabilities was attributable mainly to a decrease in short-term borrowings-related parties, other payable-related parties and other payable-third parties.

Capital Needs. With the uncertainty of the current market, our management believes it is necessary to enhance collection of outstanding balance of accounts receivable and other receivables, and to be cautious on operational decisions and project selection. Our management believes that our current operations can satisfy our daily working capital needs. We may also raise capital through public offering or private placement to finance our development of our business and to consummate any merger and acquisition, if necessary.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2016, the company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Based on the foregoing, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

 Management continues to focus on internal control over financial reporting.  As of March 31, 2016, the Company intends to further implement the following remedial initiatives:

☐ Improve the design and documentation related to multiple levels of review over financial statements included in our SEC filings;

☐ Expand the design and assessment test work over the monitoring function of entity level controls;

☐ Enhance documentation retention policies over test work related to continuous management assessments of internal control effectiveness; and

☐ Expand documentation practices and policies related to various key controls to provide support and audit trails for both internal management assessment as well as external auditor testing.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the nine months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as disclosed above.

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

RECON TECHNOLOGY, LTD

May 16, 2016	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

May 16, 2016	By:	/s/ Yin Shen ping
Yin Shen ping
Chief Executive Officer

RECON TECHNOLOGY, LTD

RECON TECHNOLOGY, LTD

condensed Consolidated Balance Sheets

(UNAUDITED)

	As of Jun 30,	As of Mar 31,	As of Mar 31,
	2015	2016	2016
	RMB	RMB	U.S. Dollars
Current assets
Cash	¥12,344,929	¥2,619,943	$406,234
Notes receivable	4,205,530	1,498,710	232,382
Trade accounts receivable, net	52,186,397	50,248,411	7,791,236
Trade accounts receivable- related parties, net	4,769,800	-	-
Inventories, net	10,845,007	10,436,502	1,618,225
Other receivables, net	18,064,568	22,358,526	3,466,788
Other receivables- related parties	91,021	-	-
Purchase advances, net	18,622,538	10,425,075	1,616,454
Purchase advances- related parties	394,034	-	-
Prepaid expenses	826,314	590,412	91,548
Prepaid expenses - related parties	420,000	630,000	97,684
Deferred tax assets	1,742,098	-	-
Total current assets	124,512,236	98,807,579	15,320,551

Property and equipment, net	2,666,953	2,430,926	376,926
Long-term trade accounts receivable, net	4,440,665	484,265	75,087
Long-term other receivable	2,729,033	692,325	107,348
Total Assets	¥134,348,887	¥102,415,095	$15,879,912

LIABILITIES AND EQUITY
Current liabilities
Short-term bank loans	¥7,000,000	¥7,000,000	$1,085,381
Trade accounts payable	13,627,088	10,174,308	1,577,571
Trade accounts payable- related parties	3,528,705	-	-
Other payables	2,103,057	2,923,271	453,266
Other payable- related parties	4,309,702	3,650,329	566,000
Deferred revenue	2,285,529	304,335	47,188
Advances from customers	529,700	386,294	59,897
Accrued payroll and employees' welfare	246,789	328,817	50,985
Accrued expenses	199,166	203,109	31,493
Taxes payable	1,153,216	804,818	124,791
Short-term borrowings - related parties	16,916,905	8,557,771	1,326,920
Deferred tax liability	180,186	180,186	27,939
Total current liabilities	52,080,043	34,513,238	5,351,431

Equity
Common stock, ($ 0.0185 U.S. dollar par value, 100,000,000 shares authorized; 5,427,946 and 5,804,005 shares issued and outstanding as of June 30, 2015 and March 31, 2016, respectively)	697,217	741,467	114,968

Additional paid-in capital	92,541,687	99,055,188	15,358,941
Statutory reserve	4,148,929	4,148,929	643,310
Accumulated deficit	(23,024,935)	(44,020,117)	(6,825,512)
Accumulated other comprehensive loss	(317,551)	(254,151)	(39,407)
Total shareholders’ equity	74,045,347	59,671,316	9,252,300
Non-controlling interest	8,223,497	8,230,541	1,276,181
Total equity	82,268,844	67,901,857	10,528,481
Total Liabilities and Equity	¥134,348,887	¥102,415,095	$15,879,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RECON TECHNOLOGY, LTD

condensed Consolidated Statements of OPERATIONS and Comprehensive LOSS

(UNAUDITED)

	For the nine months ended			For the three months ended
	Mar 31,			Mar 31,
	2015	2016	2016	2015	2016	2016
	RMB	RMB	USD	RMB	RMB	USD

Revenues
Hardware and software	¥43,119,915	¥35,877,231	$5,562,922	¥18,358,835	¥4,539,099	$703,807
Service	103,774	1,098,258	170,290	-	-	-
Hardware and software - related parties	2,428,173	-	-	1,660,055	-	-
Total revenues	45,651,862	36,975,489	5,733,212	20,018,890	4,539,099	703,807
	-	-	-	-	-	-
Cost of revenues
Hardware and software	¥29,782,617	¥28,434,196	$4,408,847	¥13,759,652	¥2,839,120	$440,218
Service	-	676,970	104,967	-	-	-
Hardware and software - related parties	27,161	-	-	10,399	-	-
Total cost of revenues	29,809,778	29,111,166	4,513,814	13,770,051	2,839,120	440,218
Gross profit	15,842,084	7,864,323	1,219,398	6,248,839	1,699,979	263,589

Selling and distribution expenses	3,065,098	3,443,464	533,924	1,109,838	819,116	127,008
General and administrative expenses	11,987,761	18,865,639	2,925,200	4,191,030	7,898,857	1,224,752
Research and development expenses	2,444,020	5,757,141	892,670	544,063	1,228,105	190,423
Operating expenses	17,496,879	28,066,244	4,351,794	5,844,931	9,946,078	1,542,183

Income (loss) from operations	(1,654,795)	(20,201,921)	(3,132,396)	403,908	(8,246,099)	(1,278,594)

Other income (expenses)
Subsidy income	639,473	289,087	44,824	155,155	164,367	25,486
Interest income	225,701	147,092	22,807	68,233	42,373	6,570
Interest expense	(808,065)	(672,789)	(104,319)	(339,109)	(198,589)	(30,792)
Change in fair value of warrants liability	4,068,329	-	-	(9,188)	-	-
Income (loss) from foreign currency exchange	(19,081)	(21,032)	(3,261)	1,799	(20,830)	(3,230)
Loss from warrants redemption	(1,913,262)	-	-	(1,913,262)	-	-
Other income	112,325	9,153	1,419	35,653	44,323	6,872
Other income (expense)	2,305,420	(248,489)	(38,530)	(2,000,719)	31,644	4,906
Income (loss) before income tax	650,625	(20,450,410)	(3,170,926)	(1,596,811)	(8,214,455)	(1,273,688)
Provision (benefit) for income tax	468,005	544,772	84,469	(180,927)	1,412,945	219,083
Net Income (loss)	182,620	(20,995,182)	(3,255,395)	(1,415,884)	(9,627,400)	(1,492,771)
	-	-	-	-	-	-
Less: Net income attributable to non-controlling interest	546,071	-	-	111,398	-	-
Net Loss attributable to Recon Technology, Ltd	¥(363,451)	¥(20,995,182)	$(3,255,395)	¥(1,527,282)	¥(9,627,400)	$(1,492,771)

Comprehensive income (loss)
Net income (loss)	182,620	(20,995,182)	(3,255,395)	(1,415,884)	(9,627,400)	(1,492,771)
Foreign currency translation adjustment	(2,854)	63,400	9,830	(7,580)	(59,390)	(9,209)
Comprehensive income (loss)	179,766	(20,931,782)	(3,245,565)	(1,423,464)	(9,686,790)	(1,501,980)
Less: Comprehensive income attributable to non-controlling interest	545,952	7,044	1,092	111,032	(6,599)	(1,023)
Comprehensive loss attributable to Recon Technology, Ltd	¥(366,186)	¥(20,938,826)	$(3,246,657)	¥(1,534,496)	¥(9,680,191)	$(1,500,957)

Earnings (loss) per common share - basic	¥(0.08)	¥(3.75)	$(0.58)	¥(0.32)	¥(1.66)	$(0.26)
Earnings (loss) per common share - diluted	¥(0.08)	¥(3.75)	$(0.58)	¥(0.32)	¥(1.66)	$(0.26)
Weighted - average shares -basic	4,773,803	5,603,229	5,603,229	4,839,004	5,804,005	5,804,005
Weighted - average shares -diluted	4,773,803	5,603,229	5,603,229	4,839,004	5,804,005	5,804,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

condensed Consolidated Statements of Cash Flows

(UNAUDITED)

	For the nine months ended March 31,
	2015	2016	2016
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net income (loss)	¥182,620	¥(20,995,182)	$(3,255,395)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	369,284	728,092	112,894
Gain from disposal of equipment	(149,504)	(40,688)	(6,309)
Provision for doubtful accounts	254,622	4,334,148	672,029
Reversal of slow moving inventories	-	(95,122)	(14,749)
Share based compensation	2,023,761	4,134,042	641,001
Deferred tax (benefit) provision	(50,481)	1,742,098	270,120
Change in fair value of warrants liability	(4,068,329)	-	-
Restricted shares issued for services	1,204,903	1,871,722	290,219
Loss from warrants redemption	1,913,262	-	-
Changes in operating assets and liabilities:
Notes receivable	(400,000)	2,706,820	419,704
Trade accounts receivable	(29,115,292)	5,705,680	884,691
Trade accounts receivable-related parties	18,681,051	4,569,800	708,568
Inventories	(4,791,259)	503,627	78,090
Other receivable, net	(7,022,533)	(2,566,250)	(397,908)
Other receivables related parties, net	1,414,433	91,021	14,113
Purchase advance, net	1,797,628	4,361,022	676,196
Purchase advance-related party, net	-	394,034	61,097
Prepaid expense	(1,565,998)	629,622	97,626
Prepaid expense - related party, net	(132,400)	(210,000)	(32,561)
Trade accounts payable	6,042,777	(6,981,485)	(1,082,510)
Other payables	(566,064)	820,214	127,178
Other payables-related parties	419,379	(659,373)	(102,239)
Deferred revenue	(1,643,339)	(1,981,194)	(307,193)
Advances from customers	(405,785)	(143,406)	(22,236)
Accrued payroll and employees' welfare	(108,066)	82,028	12,719
Accrued expenses	185,433	67,803	10,513
Taxes payable	(689,453)	(357,116)	(55,372)
Net cash used in operating activities	(16,219,350)	(1,288,043)	(199,714)

Cash flows from investing activities:
Purchase of property and equipment	(514,009)	(502,658)	(77,939)
Proceeds from disposal of equipment	356,247	60,000	9,303
Net cash used in investing activities	(157,762)	(442,658)	(68,636)

Cash flows from financing activities:
Proceeds from short-term bank loans	-	500,000	77,527
Repayments of short-term bank loans	(2,000,000)	(500,000)	(77,527)
Proceeds from short-term borrowings-related parties	12,550,000	8,525,400	1,321,901
Repayment of short-term borrowings-related parties	(7,550,000)	(16,748,394)	(2,596,912)
Proceeds from sale of common stock, net of issuance costs	-	168,319	26,098
Net cash provided by (used in) financing activities	3,000,000	(8,054,675)	(1,248,913)

Effect of exchange rate fluctuation on cash and cash equivalents	(51,605)	60,390	9,362

Net decrease in cash	(13,428,717)	(9,724,986)	(1,507,901)
Cash at beginning of period	18,094,586	12,344,929	1,914,135
Cash at end of period	¥4,665,869	¥2,619,943	$406,234

Supplemental cash flow information
Cash paid during the period for interest	¥808,065	¥672,789	$104,319
Cash paid during the period for taxes	¥616,225	¥142,477	$22,092

Non-cash investing and financing activities
Issuance of common stock to prepay professional services	¥1,002,721	¥2,265,442	$351,267
Non-cash transaction for AR and short-term borrowings-related parties offset	-	200,000	31,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RECON TECHNOLOGY, LTD

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS

Organization –Recon Technology, Ltd (the “Company”) was incorporated under the laws of the Cayman Islands on August 21, 2007 by Messrs. Yin Shenping, Chen Guangqiang and Li Hongqi (the “Founders”) as a limited liability company. The Company provides specialized oilfield equipment, automation systems, tools, chemicals and field services to petroleum companies mainly in the People’s Republic of China (the “PRC”).

The Company, along with its wholly-owned subsidiaries, Recon Technology Co., Limited (“Recon HK”), Jining Recon Technology Ltd. (“Recon JN”), Recon Investment Ltd. (“Recon IN”) and Recon Hengda Technology (Beijing) Co., Ltd. (“Recon BJ”), conducts its business through the following PRC legal entities that are consolidated as variable interest entities (“VIEs”) and operate in the Chinese oilfield equipment & service industry:

1.	Beijing BHD Petroleum Technology Co., Ltd. (“BHD”),
2.	Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”), and
3.	Huanghua BHD Petroleum equipment manufacturing Company, Ltd (“Hanghua BHD”).

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying unaudited condensed consolidated financial statements have been expressed in Chinese Yuan. The unaudited condensed consolidated financial statements as of and for the nine months ended March 31, 2016 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.4494 = US$1.00, the approximate exchange rate prevailing on March 31, 2016. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

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

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, purchase advances, trade accounts payable, accrued liabilities, advances from customers, short-term bank loan and short-term borrowings approximate fair value because of the immediate or short-term maturity of these financial instruments. It was impracticable to estimate the fair value of long-term other receivables, because this is due from the Company’s former VIE and there are no comparable markets for receivables with similar terms. Long-term investment is measured at fair value which was determined to be zero during the nine months ended March 31, 2016 using level 1 inputs. (See Note 8.)

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

Long-term investment –Long-term investment in equity over which the Company has the ability to exercise significant influence but not control, and that, in general, are 20-50 percent owned, are stated at cost plus equity in undistributed net income (loss) of the investee. These investments are evaluated for impairment, in which an impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be “other than temporary.” In judging “other than temporary,” the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company’s longer-term intent of retaining the investment in the investee.

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. There were no impairments at June 30, 2015 and March 31, 2016.

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

Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options, restricted shares and warrants (using the treasury stock method). The effect from options, restricted shares and warrants would have been anti-dilutive due to the fact that we incurred a net loss during the three months and nine months ended March 31, 2015 and 2016.

Recently Issued Accounting Pronouncements -

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. All other entities must apply the new requirements for fiscal years beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2018. All entities have the option of adopting the new requirements early, including adoption in an interim period. If an entity early adopts the new requirements in an interim period, it must reflect any adjustments as of the beginning of the fiscal year that includes that interim period. The Company does not expect any material impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

NOTE 3. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2015	March 31, 2016	March 31, 2016
Third Party	RMB	RMB	U.S. Dollars
Trade accounts receivable	¥58,049,462	¥53,547,142	$8,302,719
Allowance for doubtful accounts	(5,863,065)	(3,298,731)	(511,483)
Total - third- party, net	¥52,186,397	¥50,248,411	$7,791,236

	June 30, 2015	March 31, 2016	March 31, 2016
Related Party	RMB	RMB	U.S. Dollars
Beijing Langchen Construction Company	¥726,800	¥-	$-
Xiamen Huangsheng Hitek Computer Network Co.Ltd.	980,000	-	-
Xiamen Henda Hitek Computer Network Co. Ltd.	3,063,000	-	-
Total - related-parties, net	¥4,769,800	¥-	$-

	June 30, 2015	March 31, 2016	March 31, 2016
Third Party – long-term	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd. *	¥4,934,072	¥538,072	$83,430
Allowance for doubtful accounts	(493,407)	(53,807)	(8,343)
Total - long-term trade accounts receivable, net	¥4,440,665	¥484,265	$75,087

 *The receivable from Yabei Nuoda was recognized primarily from the sale of automation system and services based on written contracts. Based on the repayment agreement signed on September 2, 2015, the outstanding balance was to be collected in two years beginning in 2017, with each installment of ¥2,467,036 ($380,000). During the nine months period ended March 31, 2016, the Company enhanced collection of long aging accounts receivable and thus reduced the outstanding balance of Yabei Nuoda, significantly.

NOTE 4. OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30, 2015	March 31, 2016	March 31, 2016
Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥2,624,071	¥3,401,553	$527,426
Loans to third parties (B)	11,154,344	13,198,344	2,046,461
Business advance to staff (C)	3,927,238	5,823,723	902,994
Deposits for projects	543,800	882,607	136,852
Others	637,348	183,532	28,458
Allowance for doubtful accounts	(822,233)	(1,131,233)	(175,403)
Total	¥18,064,568	¥22,358,526	$3,466,788

Provision for other receivables were ¥93,500 and ¥309,000 ($47,912) for the nine months ended March 31, 2015 and 2016, respectively.

Third Party	June 30, 2015	March 31, 2016	March 31, 2016
Non-Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥2,729,033	¥692,325	$107,348
Total	¥2,729,033	¥692,325	$107,348

(A)	After ENI ceased to be a VIE of the Company, ENI in January 2012 agreed to repay the loan on a payment schedule, with interest accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over approximately three years on a quarterly basis beginning March 2012. The first four payments were RMB 1.2 million each. In March, June, September and December of 2012, the Company received RMB 4.8 million. Starting March 2013, installments for each quarter would be ¥1,777,653. The Company received the payments on time in March and June, 2013. On September 30, 2013, ENI proposed to extend the payment period and signed a new contract with the Company. According to the new arrangement, the remaining part of this loan will be repaid over four years with quarterly installments of ¥699,147. The Company has continued to receive the payments under the agreement.

(B)	Loans to third-parties are mainly used for short-term funding to support the Company’s external business partners. These loans are due on demand bearing no interest.

(C)	Business advance to staff represents advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

NOTE 5. PURCHASE ADVANCES

The Company purchased products and services from a third party and a related party during the normal course of business. Purchase advances consisted of the following:

	June 30, 2015	March 31, 2016	March 31, 2016
Third Party	RMB	RMB	U.S. Dollars
Prepayment for inventory purchase	¥22,845,030	¥18,484,007	$2,866,026
Allowance for doubtful accounts	(4,222,492)	(8,058,932)	(1,249,572)
Total	¥18,622,538	¥10,425,075	$1,616,454

Provision for purchase advances were ¥88,678 and ¥3,836,441 ($594,857) for the nine months ended March 31, 2015 and 2016, respectively.

NOTE 6. INVENTORIES

Inventories consisted of the following:

	June 30, 2015	March 31, 2016	March 31, 2016
	RMB	RMB	U.S. Dollars
Small component parts	¥55,332	¥55,332	$8,579
Purchased goods and raw materials	244,667	55,604	8,622
Work in process and goods on site	3,552,771	2,707,760	419,850
Finished goods	14,693,073	10,492,574	1,626,920
Allowance for slow moving inventory	(7,700,836)	(2,874,768)	(445,746)
Total inventories, net	¥10,845,007	¥10,436,502	$1,618,225

The reversal of slow moving inventory was nil and ¥95,122 ($14,749) for the nine months ended March 31, 2015 and 2016.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2015	March 31, 2016	March 31, 2016
	RMB	RMB	U.S. Dollars
Motor vehicles	¥3,790,474	¥3,871,567	$600,303
Office equipment and fixtures	797,791	825,996	128,074
Leasehold improvement	-	214,487	33,257
Total property and equipment	4,588,265	4,912,050	761,634
Less: Accumulated depreciation	(1,921,312)	(2,481,124)	(384,708)
Property and equipment, net	¥2,666,953	¥2,430,926	$376,926

Depreciation expense was ¥94,773 and ¥232,022 ($35,976) for the three months ended March 31, 2015 and 2016, respectively.

Depreciation expense was ¥369,284 and ¥728,092 ($112,894) for the nine months ended March 31, 2015 and 2016, respectively.

NOTE 8. LONG-TERM INVESTMENT

On June 28, 2013, the Company purchased 2,800,000 restricted shares of Avalon Oil and Gas, Inc. ("Avalon") for $0.089 per share, or approximately ¥1.5 million ($250,000). Since the restriction for the shares is for two years, the Company was able to acquire the shares at 50% of the market value. The investment was accounted for using the equity method and no gain or loss from equity investment was recorded for the year ended June 30, 2013 due to immateriality. As of June 30, 2015 and March 31, 2016, Recon owned 16.92% and 15.39% of Avalon’s outstanding shares, respectively. Avalon is an independent US domestic oil and natural gas producer listed on the OTCBB under the ticker symbol AOGN. Avalon engages in the acquisition, exploration and development of oil and gas producing properties in the US. Based on the available information and discussion with the management team of Avalon, the Company believes Avalon’s operating loss would not be recovered in the foreseeable future, therefore, the Company considered the investment to be impaired and recorded an investment loss of ¥1,535,250 ($250,000) for the year ended June 30, 2014 to write its investment down to zero.

On April 13, 2015, BHD reached an agreement to invest RMB 80 million in Huanghua Heng Da Xiang Tong Manufacture Ltd (“HHBHDXT”) for a 54.05% ownership interest. BHD’s board of Directors and shareholders approved the transaction to invest in HHBHD. The investment is to enhance cooperation with HHBHD and protect BHD’s design copyright. Based on mutual agreements, BHD shall not enjoy voting right until the payment of investment is on position. On March 18, 2016, BHD decided to terminate this investment transaction with HHBHDXT, and was no longer a shareholder of HHBHDXT. As of this termination, no payment was ever made to HHBHDXT.

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2015	March 31, 2016	March 31, 2016
Third Party	RMB	RMB	U.S. Dollars
Consulting services	¥1,628,508	¥1,374,702	$213,154
Distributors and employees	413,703	525,508	81,482
Funds collected on behalf of others	-	895,022	138,777
Others	60,846	128,039	19,853
Total	¥2,103,057	¥2,923,271	$453,266

	June 30, 2015	March 31, 2016	March 31, 2016
Related Party	RMB	RMB	U.S. Dollars
Due to related parties	¥2,499,347	¥-	$-
Expenses paid by the major shareholders	1,558,738	2,764,390	428,631
Due to family member of one owner	-	630,000	97,684
Due to management staff for costs incurred on behalf of Recon	251,617	255,939	39,685
Total	¥4,309,702	¥3,650,329	566,000

NOTE 10. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2015	March 31, 2016	March 31, 2016
	RMB	RMB	U.S. Dollars
VAT payable	¥23,885	¥804,814	$124,790
Enterprise income tax payable	1,127,131	-	-
Other taxes payable	2,200	4	1
Total taxes payable	¥1,153,216	¥804,818	$124,791

NOTE 11. SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	June 30, 2015	March 31, 2016	March 31, 2016
	RMB	RMB	U.S. Dollars
Industrial and Commercial Bank, floating interest rate at 6.12%, due on June 19, 2016	¥7,000,000	¥6,500,000	1,007,854
Industrial and Commercial Bank, floating interest rate at 5.37%, due on July 19, 2016	-	500,000	77,527
Total short-term bank loans	¥7,000,000	¥7,000,000	$1,085,381

Interest expense for the short-term bank loans was ¥162,000 and ¥108,239 ($16,783) for the three months ended March 31, 2015 and 2016, respectively.

Interest expense for the short-term bank loans was ¥400,178 and ¥322,888 ($50,065) for the nine months ended March 31, 2015 and 2016, respectively.

NOTE 12. SHORT-TERM BORROWINGS DUE TO RELATED PARTIES

	June 30, 2015	March 31, 2016	March 31, 2016
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars
Short-term borrowing from a Founder, 7.2% annual interest, due on October 20, 2015	¥6,013,200	¥-	$-
Short-term borrowing from a Founder, 6.06% annual interest, due on October 2, 2015	3,403,431	-	-
Short-term borrowing from a Founder, 5.13% annual interest, due on October 12, 2015	1,600,274	-	-
Short-term borrowing from a Founder's family member, no interest, due on various dates	5,700,000	-	-
Short-term borrowing from a Founder, 5.75% annual interest, due on September 25, 2016	-	1,808,913	280,480
Short-term borrowings from Xiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2015	200,000	-	-
Short-term borrowing from a Founder, 5.75% annual interest, due on October 10, 2016	-	2,408,434	373,438
Short-term borrowing from a Founder, 5.43% annual interest, due on November 4, 2016	-	1,807,228	280,219
Short-term borrowing from a Founder, 5.22% annual interest, due on March 10, 2017	¥-	¥2,533,196	392,783
Total short-term borrowings due to related parties	¥16,916,905	¥8,557,771	$1,326,920

Interest expense for short-term borrowings due to related parties was ¥177,109 and ¥92,382 ($14,324) for the three months ended March 31, 2015 and 2016, respectively.

Interest expense for short-term borrowings due to related parties was ¥407,887 and ¥349,901 ($54,254) for the nine months ended March 31, 2015 and 2016, respectively.

NOTE 13. SHAREHOLDERS’ EQUITY

Stock offering – During the nine months ended March 31, 2016, the Company offered 15,874 ordinary shares under the same purchase agreement from June 2015. The net cash proceeds received from the stock offering were ¥168,319 ($26,098).

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2015 and March 31, 2016, the balance of total statutory reserves was ¥4,148,929 and ¥4,148,929 ($643,310), respectively.

NOTE 14. STOCK-BASED COMPENSATION

Stock-Based Awards Plan

The following is a summary of the status of options outstanding and exercisable at March 31, 2016:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Average Remaining Contractual life (Years)	Average Exercise Price	Number	Average Remaining Contractual life (Years)
$6.00	193,000	3.33	$6.00	193,000	3.33
$2.96	222,600	5.99	$2.96	74,200	5.99
$1.65	400,000	8.84	-	-	-
	815,600

Restricted Shares

As of March 31, 2016, the Company has granted restricted shares of common stock, which are still vesting, to senior management and consultants. During the nine months ended March 31, 2016, the following grants were made:

•	On October 18, 2015, the Company agreed to issue a total of 800,000 restricted shares to its employees and non-employee director as compensation cost for awards. The fair value of the restricted shares was $704,000 based on the closing stock price $0.88 at October 18, 2015.

•	On November 16, 2015, the Company agreed to issue a total of 100,000 restricted shares to two investor relations firms in exchange for services. The fair value of the restricted shares was $108,400 based on the closing stock price $1.08 at November 16, 2015.

•	On November 19, 2015, the Company issued 260,185 restricted shares to Bei Jing Tian Hong Tong Xin Technology Co. Ltd. (“BJTH”) for certain mold and software platform development services. The fair value of the restricted shares was $247,176 based on the closing stock price $0.95 at November 19, 2015.

The Share-based compensation expense recorded for stock options granted were ¥797,016 and ¥1,564,094 ($242,519) for the nine months ended March 31, 2015 and 2016, respectively. The Share-based compensation expense recorded for stock options granted were ¥387,598 and ¥534,277 ($82,842) for the three months ended March 31, 2015 and 2016, respectively. The total unrecognized share-based compensation expense for stock options as of March 31, 2016 was approximately ¥3.3 million ($0.51 million), which is expected to be recognized over a weighted average period of approximately 1.66 years.

The Share-based compensation expense recorded for restricted shares granted were ¥1,226,745 and ¥2,569,948 ($398,482) for the nine months ended March 31, 2015 and 2016, respectively. The Share-based compensation expense recorded for restricted shares granted were ¥521,133 and ¥1,026,192 ($159,116) for the three months ended March 31, 2015 and 2016, respectively. The total unrecognized share-based compensation expense for restricted shares granted as of March 31, 2016 was approximately ¥6.9 million ($1.1 million), which is expected to be recognized over a weighted average period of approximately 2.07 years.

Following is a summary of the restricted stock grants:

Restricted stock grants	Shares
Non-vested as of June 30, 2015	453,575
Granted	1,160,185
Non-vested adjustment	-
Cancelled	-
Vested	76,787
Non-vested as of March 31, 2016	1,536,973

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

Nanjing Recon was approved as a government-certified high –technology company on December 11, 2013 and is subject to a reduced income tax rate of 15% through December 11, 2016. Nanjing Recon reapplied for high-technology enterprise approval and has passed all relevant reviews. Thus, for the calendar years 2014 and 2015, Nanjing Recon is subject to an income tax rate of 15%.

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November 25, 2009 and is subject to a reduced income tax rate of 15% through November 2015. BHD reapplied for high-technology enterprise approval and successfully got the approval on November 25, 2015. Thus, the valid date of BHD’s high-technology enterprise certificate is extended to November 25, 2018.

Deferred tax asset is comprised of the following:

	June 30, 2015	March 31, 2016	March 31, 2016
	RMB	RMB	U.S.Dollars
Allowance for doubtful receivables	¥1,072,279	¥-	$-
Net operating loss carry forward	669,819	-	-
Total deferred income tax assets	¥1,742,098	¥-	$-

Deferred tax liability is comprised of the following:

	June 30, 2015	March 31, 2016	March 31, 2016
	RMB	RMB	U.S. Dollars
Income tax cost due to unpayable accounts	¥180,186	¥180,186	$27,939
Total deferred income tax liability	¥180,186	¥180,186	$27,939

The Company’s tax provision is comprised of the following:

	For the three months ended March 31,
	2015	2016	2016
	RMB	RMB	U.S. Dollars
Current income tax benefit	¥(158,423)	¥-	$-
Adjust over accrued income taxes	-	(141,339)	(21,915)
Deferred income taxes provision (benefit)	(22,504)	1,554,284	240,998
Provision (benefit) for income tax	¥(180,927)	¥1,412,945	$219,083

	For the nine months ended March 31,
	2015	2016	2016
	RMB	RMB	U.S. Dollars
Current income tax provision	¥518,486	¥-	$-
Adjust over accrued tax of prior years	-	(1,197,326)	(185,651)
Deferred income taxes provision (benefit)	(50,481)	1,742,098	270,120
Provision (benefit) for income tax	¥468,005	¥544,772	$84,469

NOTE 16. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2015
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$304,001
Unappropriated retained earnings	3,152,687	3,250,513	6,403,200	1,051,636
Accumulated other comprehensive loss	(18,850)	(11,853)	(30,703)	(5,043)
Total noncom-trolling interest	¥4,784,837	¥3,438,660	¥8,223,497	$1,350,594

	As of March 31, 2016
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$287,006
Unappropriated retained earnings	3,152,687	3,250,513	6,403,200	992,844
Accumulated other comprehensive loss	(15,382)	(8,277)	(23,659)	(3,669)
Total non-controlling interest	¥4,788,305	¥3,442,236	¥8,230,541	$1,276,181

NOTE 17. CONCENTRATIONS

For the three months ended March 31, 2015 and 2016, the one largest customer, China National Petroleum Corporation (“CNPC”), represented approximately 29.65% and 71.17%  of the Company’s revenue, respectively.

For the nine months ended March 31, 2015 and 2016, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented approximately 44.89%, and 7.70%, and 74.21% and 10.19% of the Company’s revenue, respectively.

For the three months ended March 31, 2015, one major supplier accounted for 56% of the company’s total purchases. For the three months ended March 31, 2016, two major suppliers accounted for 36% of the Company’s total purchases.

For the nine months ended March 31, 2015, one major supplier accounted for 21% of the Company’s total purchases. For the nine months ended March 31, 2016, two major suppliers accounted for 50% of the Company’s total purchases.

NOTE 18. COMMITMENTS AND CONTINGENCY

(a)	Office Leases

The Company leases three offices in Beijing (two for BHD; one for Recon-JN) and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as of March 31, 2016:

	Twelve months ending March 31,
	Office lease payment
	RMB	U.S. Dollars
2017	¥2,107,000	$326,699
Total	¥2,107,000	$326,699

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of March 31, 2016, the Company estimated its severance payments of approximately ¥1.6 million ($0.25 million) which has not been reflected in its unaudited condensed consolidated financial statements, because management cannot predict what the actual payment, if any will be in the future.

NOTE 19. RELATED PARTY TRANSACTIONS AND BALANCES

There was no purchases from related party for the three month periods ended March 31, 2015 and 2016.

	For the nine months ended March 31,
	2015	2016	2016
	RMB	RMB	U.S. Dollars
Huanghua Xiang Tong Manufacture	¥-	¥338,862	$52,542
Xiamen Huangsheng Hitek Computer Network Co.Ltd.	797,585	588,894	91,311
Purchase from related parties	¥797,585	¥927,756	$143,853

Account payable due to related parties - The Company purchased automation products and heating furnaces from Xiamen Huangsheng Hitek Computer Network Co.Ltd (Huangsheng Hitek) and Huanghua Xiang Tong, the ending balance of accounts payable due to Huangsheng Hitek as of March 31, 2016 and June 30, 2015 were both nil. On March 18, 2016, the Company terminated its equity investment in Huanghua Xiang Tong and therefore has no  related-party relationship with this entity after March 18, 2016.

Leases from related parties - The Company has various agreements for the lease of office space owned by the Founders and their family members. The terms of the agreement state that the Company will continue to lease the property at a monthly rent of ¥140 thousand with annual rental expense at ¥1.68 million ($0.26 million). The one-year lease agreements between Nanjing Recon and Mr. Yin and his family member started from April 1, 2016. The one-year lease agreements between BHD and Mr. Chen Guangqiang and his family member started from January 1, 2016 and the annual lease between the Company and Mr. Chen Guangqiang’s family member started from July 1, 2015.

Short-term borrowings from related parties - The Company borrowed ¥16,916,905 and ¥8,557,771 ($1,326,920) from the Founders and their family members as of June 30, 2015 and March 31, 2016, respectively. For the specific terms and interest rates of the borrowings, see Note 12.

Expenses paid by the owner on behalf of Recon -One owner of Nanjing Recon, Mr. Yin and the major owner of BHD, Mr. Chen paid certain operating expenses for the Company. As of June 30, 2015 and March 31, 2016, ¥1,558,738 and ¥2,764,390 ($428,631) was due to them, respectively.

NOTE 20. Variable Interest Entities

The Company reports its VIEs’ portion of unaudited condensed consolidated net income and stockholders’ equity as non-controlling interests in the unaudited condensed consolidated financial statements.

Summary information regarding consolidated VIEs is as follows:

	June 30, 2015	March 31, 2016	March 31, 2016
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash	¥7,096,901	¥1,070,064	$165,918
Notes receivable	4,205,530	1,498,710	232,382
Trade accounts receivable, net	56,956,197	50,248,411	7,791,236
Purchase advances	19,016,573	10,425,075	1,616,454
Other assets	28,792,279	30,093,454	4,666,122
Total current assets	¥116,067,480	¥93,335,714	$14,472,112

Non-current assets	7,088,383	2,899,206	449,535
Total Assets	¥123,155,863	¥96,234,920	$14,921,647

LIABILITIES
Trade accounts payable	¥17,155,793	¥10,174,308	$1,577,571
Taxes payable	1,153,216	804,819	124,791
Other liabilities	31,386,734	21,277,049	3,299,100
Total current liabilities	49,695,743	32,256,176	5,001,462
Total Liabilities	¥49,695,743	¥32,256,176	$5,001,462

The financial performance of VIEs reported in the unaudited condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2016 includes revenues of ¥4,539,099 ($703,807), operating expenses of ¥4,780,316 ($741,209), and net loss of ¥4,478,185 ($694,362).

The financial performance of VIEs reported in the unaudited condensed consolidated statement of operations and comprehensive income for the nine months ended March 31, 2016 includes revenues of ¥36,975,489 ($5,733,212), operating expenses of ¥16,546,759 ($2,565,648), and net loss of ¥9,578,364 ($1,485,167).