Form 10-K
period 2016-06-30
Recon Technology, Ltd
filed 2016-09-28
CIK 1442620

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the ordinary shares, $0.0185 par value per share (“Shares”), of the registrant held by non-affiliates on December 31, 2015, the last business day of the registrant's second fiscal quarter, was approximately $5.2 million, based on the closing sales price of $1.18 per share, as reported on the Nasdaq Capital Market, multiplied by the number of outstanding Shares held by non-affiliates on that date.

The Company is authorized to issue 100,000,000 Shares. As of September 20, 2016, the Company has issued and outstanding 5,980,792 Shares.

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

General

Recon Technology, Ltd. (the “Company”, “we”, “us” or “our”) is a provider of hardware, software, and on-site services to companies in the petroleum mining and extraction industry in China (“PRC”). We provide services designed to automate and enhance the extraction of petroleum. To date, we control by contract the PRC companies of Beijing BHD Petroleum Technology Co., Ltd. (“BHD”) and Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”). We refer to BHD and Nanjing Recon collectively as the “Domestic Companies” in this report.

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

Market Background

China is the world’s second-largest consumer of petroleum products, third-largest importer of petroleum and sixth-largest producer of petroleum. In the last twenty years, China’s demand for oil has more than tripled, while its production of oil has only modestly increased. China became a net importer of petroleum in 1983, and, since then, oil production in China has been focused on meeting the country’s domestic oil consumption requirements. The oil industry in China is dominated by three state-owned holding companies: China National Petroleum Corporation (CNPC), China Petroleum and Chemical Corporation (Sinopec) and China National Offshore Oil Corporation (CNOOC). Foreign companies have also recently become involved in China’s petroleum industry; however, according to Chinese law, China’s national oil companies may take a majority (or minority) stake in any commercial discovery. As a result, the number of major foreign companies involved in the industry is relatively limited. Major foreign oil companies operating in China include: Agip, Apache, BP, ChevronTexaco, ConocoPhillips, Eni, ExxonMobil, Husky Energy, Kerr-McGee, Mitsubishi, Royal Dutch Shell, Saudi Aramco, and Total.

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

We provide products and services to Sinopec under a series of agreements, each of which is terminable without notice. We first began to provide services to Sinopec in 1998. Sinopec accounted for approximately 8.85% and 6.82% of our revenues for the fiscal years ended June 30, 2016 and 2015, respectively, and any termination of our business relationships with Sinopec would materially harm our operations.

CNPC

•	Qinghai Oil Field

•	Tuha Oil Field

•	Daqing Oil Field

•	Jidong Oil Field

•	Sichuan Oil Field

•	Xinjiang Oil Field

•	Huabei Oil Field

•	Jilin Oil Field

We provide products and services to CNPC under a series of agreements, each of which is terminable without notice. We first began to provide services to CNPC in 2000. CNPC accounted for approximately 75.36% and 43.09% of our revenues in the fiscal years ended June 30, 2016 and 2015, respectively, and any termination of our business relationships with CNPC would materially harm our operations.

Our Strengths

•	Safety of products. The automation projects we have conducted have demonstrated that our products are reliable, safe and effective at automating the petroleum extraction process.

•	Efficiency of technology. We believe our technology increases efficiency and profitability for petroleum companies by enabling them to monitor, manage and control petroleum extraction; increase the amount of petroleum extracted and reduce impurities in extracted petroleum.

•	Ability to leverage our knowledge of Chinese business culture. Many of our competitors are based outside of China. As the Domestic Companies are based in China, we are in a unique position to emphasize Chinese culture and business knowledge to obtain new customers and new agreements with existing customers. We believe that many Chinese businesses, including state-owned companies like Sinopec and CNPC, would prefer to hire a Chinese company to assist in their business operations if a Chinese company exists with the ability to fulfill their needs on a timely and cost-efficient basis. In addition, our knowledge of Chinese culture allows us to anticipate and adapt to Chinese oilfield management methods. We provide our software solutions in Mandarin for the benefit of our Chinese customers, and all of our customer support is available from Mandarin-fluent personnel.

•	Experienced, successful executive management team. Our executive management team has significant experience and success in the petroleum automation industry. They will be able to draw on their knowledge of the industry and their relationships in the industry.

•	Ability to leverage China’s cost structure. As a Chinese company, we believe we can operate our business more cost-effectively because all of our employees, operations and assets are located in China, resulting in lower labor, development, manufacturing and rent costs than we believe we would incur if we also maintained operations abroad. We expect these costs savings will be reflected in lower costs to our customers for comparable products.

•	Ownership of our intellectual property. Because we own our intellectual property, we are able to avoid licensing fees or contravening licensing agreements.

Our Strategies

Our goal is to help our customers improve their efficiency and profitability by providing them with software and hardware solutions and services to improve their ability to locate productive oil reservoirs, manage the oil extraction process, reduce extraction costs, and enhance recovery from extraction activities. Key elements of our strategies include:

•	Increase our market share in China. We believe that as the Chinese economy and oil industry continue to develop, Chinese petroleum extraction automation companies will compete with international businesses at an increasing rate. Consequently, we believe we will have opportunities to take market share from foreign companies by developing positive business relationships in China’s petroleum mining and extraction industry. We will also use strategic advertisements, predominantly in China’s northeast and northwest, where China’s major oilfields are located, to increase our brand awareness and market penetration. We aim to continue developing new technologies designed to improve petroleum mining and extraction efficiency and profitability for our customers.

•	Develop our own branded products and services and shift our focus away from trading business. Our management believes in the importance of our own branded products and our services, in light of their higher profit margins and their long-term significance in establishing the status of our Company in the oil and gas industry. Moreover, the trading business relies on the major clients’ procurement policies toward agencies, any significant change of which could jeopardize our operating results. Our management therefore believes that in the long run we will need to focus our growth strategy in developing professional services for the oil and gas industry in China.

•	Focus on higher-profit subsection of market. While we plan to continue to provide services to all of our clients, we believe that we may improve our profit margins by focusing a higher portion of our advertising and promotions at those sub-divisions of our industry that have traditionally held the highest profit margins.

•	Offer services to foreign oilfields contracted by Chinese petroleum companies. As Sinopec and CNPC continue to invest in oilfields in other countries, we will focus on offering our services in these new locations based on our success in working with the companies in China.

•	Seek opportunities with foreign companies in China. Even where oilfields in China are partially operated by foreign companies, a significant number of employees will be Chinese and will benefit from our Chinese-language services. We believe our hardware and software solutions would be beneficial to any petroleum company doing business in China and plan to continue marketing to foreign companies entering the Chinese market.

•	Provide services that generate high customer satisfaction levels. Chinese companies in our market are strongly influenced by formal and informal referrals. We believe that we have the opportunity to expand market share by providing high levels of customer satisfaction with our current customers, thereby fostering strong customer referrals to support sales activities.

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

Our primary domestic competitors include the following:

•	Beijing Echo Technologies Development Co., Ltd. (“BET”). BET provides a combination of software and hardware products for industrial automatic control systems in the petroleum industry. BET currently engages in research and development of software and hardware applied to industrial automatic control systems, manufacturing and installation of industrial automation instruments and integration of automatic control products.

•	Beijing Golden-Time Petroleum Measurement Technology Co., Ltd. (“BGT”). BGT develops analysis software used in oilfields but does not yet, to our knowledge, produce a substantial amount of hardware products.

•	Anton Oilfield Services Group (HKEx stock code: 3337) is a leading independent oilfield services provider offering one-stop oil and gas field technical development services to oil companies. Its services and solutions span across the drilling technology, well completion, downhole operation, and oil production phases in the development cycle. Its fast growth benefits from the accelerated development of natural gas in China and the Group’s increased presence in the overseas markets.

Research and Development

We focus our research and development efforts on improving our development efficiency and the quality of our products and services. As of June 30, 2016, our research and development team consisted of 38 experienced engineers, developers and programmers. In addition, some of our support employees regularly participate in our research and development programs.

In the fiscal years ended June 30, 2015 and 2016, we spent approximately ¥4.2 million and ¥6.9 million ($1.0 million), respectively, on research and development activities.

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

Although we develop our software products in conjunction with the Domestic Companies, each software product is based upon middleware developed by third parties. We integrate this technology, licensed by our customers from third parties in our software products. If our customers are unable to continue to license any of this third party software, or if the third party licensors do not adequately maintain or update their products, we would face delays in the releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our software products. These delays, if they occur, could harm our business, operating results and financial condition.

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

1. Trademark of “BHD” valid from November 7, 2003 through November 6, 2023;

2. Trademark of “Recon” of the 7th classification valid from October 21, 2011 through October 20, 2021;

3. Trademark of “Recon” of the 9th classification valid from April 21, 2011 through April 20, 2021; and

4. Trademark of “Recon” of the 42nd classification valid from September 7, 2011 through September 6, 2021.

We currently own or have applied for the following 27 patents registered with the State Intellectual Property Office which cover our automated products and heating related equipment for the petroleum industry:

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

22. Patent of wireless start-end module valid until November 11, 2023; and

23. Six more patent applications related to technology for wastewater treatment and furnaces have been submitted and are pending approval.

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

SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises (2008), or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency-registered capital into RMB by restricting how the converted RMB may be used. In addition, SAFE promulgated Circular 45 on November 9, 2011 in order to clarify the application of SAFE Circular 142. Under SAFE Circular 142 and Circular 45, the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used.

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

In July 2014, SAFE promulgated SAFE Circular 37, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Furthermore, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

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

Employees

As of June 30, 2016, we had 83 employees, all of whom were based in China. Of the total, 12 were in management, 37 were in technical support and research and development, 17 were engaged in sales and marketing, 11 were in financial affairs, and 6 were in administration and procurement. We believe that our relations with our employees are good. We have never had a work stoppage, and our employees are not subject to a collective bargaining agreement.

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

Nanjing Recon

Housing Fund

Pension

Unemployment Insurance

Medical Insurance

Occupational Injury Insurance

Maternity Insurance

BHD

Pension

Unemployment Insurance

Medical Insurance

Occupational Injury Insurance

Item 1A.	Risk Factors.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2.	Properties.

We currently operate in three facilities throughout China. Our headquarters are located in Beijing.

Office	Address	Rental Term	Space
Headquarters	Room 1902, Building C King Long International Mansion, Chaoyang District Beijing, PRC	July 1, 2016 to June 30, 2017	220 square meters

Nanjing Recon	Room 310&311, No. 2 Building, Chu Qiao Cheng, Andemen Street, Yu Hua District, Nanjing City, PRC	April 1, 2016 to March 31, 2018	564.64 square meters

BHD	18th Floor, Building C King Long International Mansion, Chaoyang District Beijing, PRC	January 1, 2016 to December 31, 2016	450 square meters
	West building, Zhengfu Street, Huo ying, Changping District, PRC	January 1, 2016 to December 31, 2016	900 square meters

Item 3.	Legal Proceedings.

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

	High	Low
Year Ended June 30, 2016
Quarter Ended September 30, 2015	$5.38	$3.46
Quarter Ended December 31, 2015	$5.47	$1.93
Quarter Ended March 31, 2016	$3.20	$1.27
Quarter Ended June 30, 2016	$2.95	$1.50

Year Ended June 30, 2015
Quarter Ended September 30, 2014	$5.38	$3.46
Quarter Ended December 31, 2014	$5.47	$1.93
Quarter Ended March 31, 2015	$3.20	$1.27
Quarter Ended June 30, 2015	$2.95	$1.50

As of September 20, 2016, there were approximately seven holders of record of our ordinary shares. This excludes our ordinary shares owned by shareholders holding ordinary shares under nominee security position listings. On September 20, 2016, the last sales price of our ordinary shares as reported on the NASDAQ Capital Market was $1.11 per ordinary share.

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

Through Nanjing Recon and BHD, our business is mainly focused on the upstream sectors of the oil and gas industry. We derive our revenues from the sales and provision of (1) oilfield automation products, (2) equipment for oil and gas production and transportation, (3) waste water treatment products, and (4) engineering services. Our products and services involve most of the key procedures of the extraction and production of oil and gas, and include automation systems, equipment, tools and on-site technical services.

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

Recent Developments

On July 23, 2016, our board of directors resolved not to proceed with the Company’s plan to acquire Qinghai Huayou Downhole Technology Co., Ltd., a PR China limited liability company (“QHHY”), and, as a result, terminated the share purchase agreement and related control agreements (together, the “Agreements”) between the Company, its wholly owned subsidiary Recon Hengda Technology (Beijing) Co., Ltd., QHHY and QHHY’s shareholders.

As previously reported on our Form 8-K filed with the Securities and Exchange Commission on December 7, 2015, pursuant to the Agreements, Recon BJ was to acquire QHHY, a China-based oil field service provider, in exchange for $3.60 million worth of the Company’s ordinary shares and up to $4.8 million in cash, subject to QHHY achieving certain operating goals. The Board of Directors determined that it would terminate the Agreements following the completion of an audit of QHHY for the 2014 and 2015 fiscal years and a review of the first two quarters of the 2016 fiscal year, after which time the Company determined that QHHY had not met its financial projections for fiscal 2015 and was not expected to achieve its projections for fiscal 2016. The parties attempted to renegotiate the terms of the acquisition, but were unable to reach an agreement based on the decreased valuation of QHHY. The Company faces no early termination penalties as a result of terminating the Agreements.

QHHY was founded by the Company’s Chief Technology Officer and director, Chen Guangqiang. Mr. Chen sold his ownership interest in QHHY on December 15, 2014. The current shareholders of QHHY are not affiliated with the Company.

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

Factors Affecting Our Business

Business Outlook

The oilfield engineering and technical service industry is generally divided into five sectors: (1) exploration, (2) drilling and completion, (3) testing and logging, (4) production and (5) oilfield construction. Thus far our businesses have been involved in the completion, production and construction processes. Our management still believes we need to expand our core business, move into new markets and develop new businesses quickly for the coming years. Management anticipates there will be opportunities in new markets and our existing markets. We also believe that many existing wells and oilfields need to improve or renew their equipment and service to maintain production and techniques and services like ours will be needed as new oil and gas fields are developed. In the next three years, we plan to focus on the following:

Measuring Equipment and Service. Digital oil field technology and the management of oil companies are highly regarded in the industry. We believe our oilfield SCADA system and assorted products, production managing expert software, and related technical support services will address the needs of the oil well automation system market, for which we believe there will be increasing demand over the short term and strong needs in the long term.  .=

Gathering and Transferring Equipment. With more new wells developed, our management anticipates that demand for our furnaces and burners will grow as compared to last year, especially in the Qinghai Oilfield and Zhongyuan Oilfield.

New business. We are in the process of expanding our business through the acquisition of a downhole service company. We also have developed new products for oilfield wastewater treatment and achieved preliminary business on this segment. Our management anticipates expanding the new business more rapidly in the coming year.

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

Recent Industry Developments

Affected by the worldwide decrease in oil prices, CNPC and Sinopec, parent companies of our direct clients, cut off their capital expenditure and production activities, resulting in a declining market and intensive competition. Management will closely monitor the situation and will seek to extend our business on the industrial chain, such as through providing more integrated services and advanced products and through growing our business from a predominantly above-ground business to include some downhole services as well.

Factors Affecting Our Results of Operations

Our operating results in any period are subject to general conditions typically affecting the Chinese oilfield service industry including:

•	oil and gas prices;

•	the amount of spending by our customers, primarily those in the oil and gas industry;

•	growing demand from large corporations for improved management and software designed to achieve such corporate performance;

•	the procurement processes of our customers, especially those in the oil and gas industry;

•	competition and related pricing pressure from other oilfield service solution providers, especially those targeting the Chinese oil and gas industry;

•	the ongoing development of the oilfield service market in China; and

•	inflation and other macroeconomic factors.

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

Hardware and software

Revenue from hardware and software sales is generally recognized when the product with the embedded software system is shipped to the customer and when there are no unfulfilled company obligations that affect the customer’s final acceptance of the arrangement. Revenue from software is recognized according to project contracts. Usually this is short term. Revenue is not recognized until completion of the contracts and receipt of acceptance.

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

The carrying amounts reported in the consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, trade accounts payable, accrued liabilities, advances from customers and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term receivables and borrowings approximate fair value because their interest rates charged approximate the market rates for financial instruments with similar terms. The fair value of the warrants liability was determined using the Black-Scholes Model, as Level 2 inputs. Any changes in the assumptions that are used in the Black-Scholes Model may increase or decrease the warrants liability from quarter to quarter. Any change in the estimate of the fair value of the warrants liability would be charged to operations.

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

Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, we reduce the carrying value of the long-lived asset by the estimated excess of the carrying value over the projected discounted cash flows. In the past, we have not had to make significant adjustments to the carrying values of our long-lived assets, and we do not anticipate a need to do so in the future. However, circumstances could cause us to have to reduce the value of our capitalized assets more rapidly than we have in the past if our revenues were to significantly decline. Estimated cash flows from the use of the long-lived assets are highly uncertain and therefore the estimation of the need to impair these assets is reasonably likely to change in the future. Should the economy or acceptance of our assets change in the future, it is likely that our estimate of the future cash flows from the use of these assets will change by a material amount. There were no impairments at June 30, 2015 and 2016. However, if impairments were required, our net income and earnings per share would decrease accordingly.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (ASC) Topic 718, Share-Based Payment. Under the fair value recognition provisions of this topic, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight–line basis over the requisite service period for the entire award. The Company has elected to mainly utilize the Black-Scholes valuation model to estimate an award’s fair value.

Recently enacted accounting pronouncements

In April 2016, the FASB released Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; (2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; (3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Products), which is codified in paragraph 605-50-S99-1; and (4) Accounting for Gas-Balancing Arrangements (i.e., use of the "entitlements method"), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down. This approach is an improvement to current GAAP because an entity will be able to record reversals of credit losses (in situations in which the estimate of credit losses declines) in current period net income, which in turn should align the income statement recognition of credit losses with the reporting period in which changes occur. Current GAAP prohibits reflecting those improvements in current period earnings. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, and requires a modified retrospective approach to adoption. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In August 2016, the FASB has issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

Results of Operations

The following consolidated results of operations include the results of operations of the Company and its variable interest entities (“VIEs”), BHD and Nanjing Recon.

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Revenue

	For the Years Ended
	June 30,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Hardware and software- non-related parties	¥48,980,953	¥41,544,925	¥(7,436,028)	(15.2)%
Hardware and software- related parties	2,428,173	-	(2,428,173)	(100.0)%
Service	103,774	1,183,352	1,079,578	1,040.3%
Total revenues	¥51,512,900	¥42,728,277	¥(8,784,623)	(17.1)%

Our total revenues for the year ended June 30, 2016 were approximately ¥42.7 million ($6.4 million), a decrease of approximately ¥8.8 million or 17.1% from ¥51.5 million for the year ended June 30, 2015. The overall decrease in revenue was mainly caused by decreased revenue our hardware and software revenue, which includes revenue from automation products and embedded software, equipment and accessories. The decrease in hardware and software revenue was mainly caused by lowered requirements of equipment or furnaces for the first half of fiscal year 2016. Also, unfavorable industry trends caused by low oil prices led to intense price competition; thus, the unit price for furnaces also decreased compared to prior levels.

Revenue – Hardware and software- non-related parties

	For the year Ended
	June 30
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Automation product and software	¥23,434,794	¥26,171,906	¥2,737,112	11.7%
Equipment and accessories	25,546,159	13,038,562	(12,507,597)	(49.0)%
Waste water treatment products	-	2,334,457	2,334,457	100.0%
Total revenue - Hardware and software- non-related parties	¥48,980,953	¥41,544,925	¥(7,436,028)	(15.2)%

(1)	Revenue from automation products and embedded software increased slightly by ¥2.7 million ($0.4 million).

(2)	As shown above, the overall decrease in revenue was mainly affected by equipment sales decreases due to lowered requirements of equipment and furnaces and consignment-sales of accessories. By far, oilfield companies prefer repairing rather than replacing equipment to save costs during periods of lower oil prices and less production activities. Management expects requirements for such equipment may still maintain at current low levels and revenue from furnaces and other equipment are unlikely to rebound in the short term.

(3)	During fiscal year 2016, the Company expanded the new market of oilfield waste water treatment products. Even though production activities for our clients decreased, requirements for oilfield production safety and environmental production increased. Based on our long-term cooperation with clients and our reputation in oilfield operations, we developed our own chemical products and achieved major orders for this segment.

2.	Service business. Service revenue for the years ended June 30, 2015 and 2016 consisted mainly of maintenance services, which were provided upon request by customers. Increase of service revenue was mainly caused by increased needs for furnace maintenance, rather than the purchase of new equipment; and

3.	Hardware and software business – related parties. After we achieved business entrance certification in the name of Recon and could cooperate with oilfield customers directly two years ago, we no longer required the services of a related party with such certification and, accordingly, revenue from related-parties decreased. As of a result, there was no revenue or cost of hardware and software from related parties during 2016, since we developed business directly with oilfields, rather than cooperation with local agencies, which were our related parties.

Cost and Margin

	For the Years Ended
	June 30,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Total revenues	¥51,512,900	¥42,728,277	¥(8,784,623)	(17.1)%
Cost of revenues	41,400,727	35,481,394	(5,919,333)	(14.3)%
Gross profit	¥10,112,173	¥7,246,883	¥(2,865,290)	(28.3)%
Margin %	19.6%	17.0%	(2. 6)%

Cost of Revenues. Our cost of revenues includes raw materials and costs related to design, implementation, delivery and maintenance of products and services. All materials and components we need can be purchased or manufactured by subcontractors. Usually the prices of electronic components do not fluctuate dramatically due to market competition and will not significantly affect our cost of revenues. However, specialized equipment and incentive chemical products may be directly influenced by metal and oil price fluctuations. Additionally, the prices of some imported accessories mandated by our customers can also affect our costs. Inventory reserve for changes in price level, impairment of inventory, slow moving inventory or other similar causes will also affect our cost.

Our cost of revenues decreased from approximately ¥41.4 million in the year ended June 30, 2015 to approximately ¥35.5 million ($5.3 million) for the same period in 2016, a decrease of approximately ¥5.9 million ($0.9 million), or 14.3%. This decrease was mainly caused by lower revenue during the year ended June 30, 2016 compared to the same period of 2015.

Gross Profit. Our gross profit decreased to approximately ¥7.3 million ($1.1 million) for the year ended June 30, 2016 from approximately ¥10.1 million for the same period in 2015. Our gross profit as a percentage of revenue decreased to 17.0% for the year ended June 30, 2016 from 19.6% for the same period in 2015. This was mainly due to lower margin pricing decision under current market pressure affected by low oil prices and decreased operation activities of clients.

In more detail:

	For the Years Ended
	June 30,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Total revenues- hardware and software- non related parties	¥48,980,953	¥41,544,925	¥(7,436,028)	(15.2)%
Cost of revenues- hardware and software- non related parties	41,373,566	34,732,965	(6,640,601)	(16.1)%
Gross profit	¥7,607,387	¥6,811,960	¥(795,427)	(10.5)%
Margin %	15.5%	16.4%	0.9%	—

Revenue from hardware and software to non-related parties decreased by approximately ¥7.4 million ($1.1 million) mainly due to the decreased orders of furnaces as the Company is continually facing pressure from tough competition. The gross profit from hardware and software sales to non-related parties decreased ¥0.8 million ($0.1 million) compared to the same period of last year.

	For the Years Ended
	June 30,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Total revenues- hardware and software- related parties	¥2,428,173	¥-	¥(2,428,173)	(100.0)%
Cost of revenues- hardware and software- related parties	27,161	-	(27,161)	(100.0)%
Gross profit	¥2,401,012	¥-	¥(2,401,012)	(100.0)%
Margin %	98.9%	0.0%	98.9%	—

After the Company achieved business entrance certification and was able to cooperate with oilfield customers directly two years ago, we no longer required the services of a related party with such certification and, accordingly, revenue from related-parties decreased. As of result, there was no revenue or cost of hardware and software from related parties during 2016, since we developed business directly with oilfields, rather than cooperation with local agencies, which were our related parties.

	For the Years Ended
	June 30,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Total revenues - service	¥103,774	¥1,183,352	¥1,079,578	1,040.3%
Cost of revenues - service	-	748,429	748,429	100.0%
Gross profit	¥103,774	¥434,923	¥331,149	319.1%
Margin %	100%	36.8%	(63.2)%	—

Service revenue for the year ended June 30, 2015 and 2016 consisted mainly of maintenance services, which were provided upon request by customers. Our clients required more maintenance services for this year as maintenance requests outpaced the purchase of new equipment due to industry softness, and we believe margin level is reasonable.

Operating Expenses

	For the Years Ended
	June 30,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Selling and distribution expenses	11,312,452	5,630,715	(5,681,737)	(50.2)%
% of revenue	22.0%	13.2%	(8.8%)	—
General and administrative expenses	26,894,273	20,195,701	(6,698,572)	(24.9)%
% of revenue	52.2%	47.3%	(4.9)%	—
Provision for doubtful accounts	3,252,868	14,475,074	11,222,206	345%
% of revenue	6.3%	33.9%	27.6%	—
Research and development expenses	4,168,813	6,856,522	2,687,709	64.5%
% of revenue	8.1%	16.0%	7.9%	—
Operating expenses	¥45,628,406	¥47,158,012	¥1,529,606	3.4%

Selling and Distribution Expenses.  Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including traveling charges, advertising and trade shows, and an allocation of our facilities, depreciation expenses and rental expense, as well as shipping charges. Selling expenses decreased approximately ¥5.7 million for the year ended June 30, 2016 compared to the same period in 2015. This decrease was primarily due to a decrease in service fees and meal and entertainment fees. Selling expenses were 22.0% of total revenues in the year ended June 30, 2015 and 13.2% of total revenues in the same period of 2016.

General and Administrative Expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, option expenses, stock based comprehensive expense and other miscellaneous expenses incurred in connection with general operations. General and administrative expenses decreased by 24.9% or ¥6.7 million ($1.0 million), from approximately ¥26.9 million in the year ended June 30, 2015 to approximately ¥20.2 million ($3.0 million) in the same period of 2016. General and administrative expenses were 47.3% of total revenues in the year ended June 30, 2016 and 52.2% of total revenues in the same period of 2015. The decrease in general and administrative expenses was mainly due to a decrease in consulting fee.

Provision for doubtful accounts. Provision for doubtful accounts is the estimated amount of bad debt that will arise from accounts receivables, other receivables and purchase advances. We recorded a provision for doubtful accounts of ¥3.3 million for the year ended June 30, 2015 and ¥14.5 million ($2.1 million) for the same period in 2016. The increase in provision of doubtful accounts was mainly caused by provision for purchase advances. During the last few years, we made various down payments for some customized products with a non-refundable requirement. As those projects were canceled or postponed due to unfavorable industry conditions, management recorded a provision for these down payments while still trying to minimize the potential losses.

Research and development (“R&D”) expenses. Research and development expenses consist primarily of salaries and related expenditures for our research and development projects. Research and development expenses increased from approximately ¥4.2 million for the year ended June 30, 2015 to approximately ¥6.9 million ($1.0 million) for the same period of 2016. This increase was primarily due to more research and development expense spent on design of downhole automation platform systems and chemical products used for waste water treatment.

Net Income

	For the Years Ended
	June 30,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Loss from operations	¥(35,516,233)	¥(39,911,129)	¥(4,394,896)	(12.4)%
Interest and other income (expense)	1,507,770	(425,603)	(1,933,373)	(128.2)%
Loss before income taxes	(34,008,463)	(40,336,732)	(6,328,269)	(18.6)%
Provision (benefit) for income taxes	(2,552,075)	545,845	3,097,920	(121.4)%
Net loss	(31,456,388)	(40,882,577)	(9,426,189)	(30.0)%
Less: Net income attributable to non-controlling interest	-	-	-	0.0%
Net loss attributable to Recon Technology, Ltd	¥(31,456,388)	¥(40,882,577)	¥(9,426,189)	(30.0)%

Loss from operations.  Loss from operations was approximately ¥39.9 million ($6.0 million) for the year ended June 30, 2016, compared to a loss of ¥35.5 million for the same period of 2015. This increase in loss from operations was primary due to a decrease in gross profit and an increase in R&D expenses and general and administrative expenses, partially offset by a decrease in selling and distribution expenses.

Interest and other income (expense). Interest and other expense was approximately ¥0.4 million ($0.06 million) for the year ended June 30, 2016, compared to interest and other income of ¥1.5 million for the same period of 2015. The ¥1.9 million ($0.3 million) decrease in interest and other income was primarily due to gain from change in fair value of warrants liability while there was no such gain for the current period.

Provision (benefit) for income tax. Benefit for income tax for the year ended June 30, 2015 was approximately ¥2.6 million. Provision for income tax was ¥0.5 million ($0.1 million) for the year ended June 30, 2016. This increase in provision for income tax was mainly due to the allowance recorded for deferred tax assets and income tax payable true-up during the year ended June 30, 2016. During this period, based on available evidence, management concluded that it was more likely than not that there would be no sufficient deductible income in future years and reevaluated the deferred tax assets and the adjustment was recorded as part of the total income tax provision.

Net loss. As a result of the factors described above, net loss was approximately ¥40.9 million ($6.2 million) for the year ended June 30, 2016, an increase of approximately ¥9.4 million ($1.4 million) from net loss of ¥31.5 million for the same period of 2015.

Net loss attributable to ordinary shareholders. As a result of the factors described above, net loss attributable to ordinary shareholders was approximately ¥40.9 million ($6.2 million) for the year ended June 30, 2016, an increase of approximately ¥9.4 million ($1.4 million) from net loss attributable to ordinary shareholders of approximately ¥31.5 million for same period of 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had cash in the amount of approximately ¥1.8 million ($0.3 million). As of June 30, 2015, we had cash in the amount of approximately ¥12.3 million.

Indebtedness. As of June 30, 2016, except for approximately ¥12.9 million ($1.9 million) of short-term borrowings from related parties, and ¥0.5 million ($0.08 million) of short-term borrowings from third parties, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations and financing activities. As of June 30, 2016, we had total assets of approximately ¥79.5 million ($12.0 million), which includes cash of approximately ¥1.8 million ($0.3 million), net accounts receivable due from third parties of approximately ¥38.1 million ($5.7 million), working capital amounted to approximately ¥44.5 million ($6.7 million), and shareholders’ equity amounted to approximately ¥41.4 million ($6.2 million)

Cash from Operating Activities. Net cash used in operating activities was approximately ¥0.3 million ($0.04 million) for the year ended June 30, 2016. This was a decrease of approximately ¥14.8 million ($2.2 million) compared to net cash used in operating activities of approximately ¥15.1 million for the year ended June 30, 2015. The decrease in net cash used in operating activities for the year ended June 30, 2016 was primarily attributable to the ¥14.7 million ($2.2 million) change in trade accounts receivable due from third parties and ¥9.6 million ($1.4 million) change in trade accounts payable due from third parties.

Cash from Investing Activities. Net cash used in investing activities was approximately ¥0.1 million ($18.2 thousand) for the year ended June 30, 2016, which was a decrease of approximately ¥1.6 million compared to the same period in 2015, which decrease is due to the decrease in purchase of property and equipment.

Cash from Financing Activities. Net cash used in financing activities amounted to ¥10.2 million ($1.5 million) for the year ended June 30, 2016, as compared to net cash provided by financing activities of $11.1 million for the same period in 2015. During the year ended June 30, 2016, we repaid ¥16.8 million ($2.5 million) in short-term borrowings to two related parties and repaid ¥7.5 million ($1.1 million) in short-term bank loans, and we received ¥12.9 million ($1.9 million) from two related parties, received ¥0.5 million ($0.1 million) in short-term bank loans and received ¥0.5 million ($0.1 million) in short-term borrowings from one third-party.

Working Capital.  Total working capital as of June 30, 2016 amounted to approximately ¥44.5 million ($6.7 million), compared to approximately ¥72.4 million as of June 30, 2015. Total current assets as of June 30, 2016 amounted to approximately ¥74.3 million ($11.2 million), a decrease of approximately ¥50.2 million ($7.6 million) compared to approximately ¥124.5 million at June 30, 2015. The decrease in total current assets at June 30, 2016 compared to June 30, 2015 was mainly due to decreases in cash and purchase advances.

Current liabilities amounted to approximately ¥29.9 million ($4.5 million) at June 30, 2016, in comparison to approximately ¥52.1 million at June 30, 2015. This decrease of liabilities was attributable mainly to a decrease in short-term borrowings-related parties, short-term bank loans and trade accounts payable.

Capital Needs. With the uncertainty of the current market, our management believes it is necessary to enhance collection of outstanding accounts receivable and other receivables, and to be cautious on operational decisions and project selection. Our management believes that our current operations can satisfy our daily working capital needs. We may also raise capital through public offerings or private placements of our securities to finance our development of our business and to consummate any merger and acquisition, if necessary.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes, together with the report of Friedman LLP for the years ended June 30, 2016 and 2015 are set forth following the signature pages of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2016, our company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. Included in this Annual Report on Form 10-K, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic U.S. Securities and Exchange Commission (the “Commission”) filings.

Changes in Internal Control over Financial Reporting

Management continues to focus on internal control over financial reporting. As of June 30, 2016, the Company has completed certain documentation of our internal controls and will be implementing the following remedial initiatives:

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2016. In making this assessment, management used the 2013 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria. Based on the assessment and material weakness identified, the Company’s management concluded that, as of June 30, 2016, its internal control over financing reporting was not effective.

The specific material weaknesses identified by the Company’s management as of June 30, 2016 are described as follows:

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

We recently completed our designs of our internal controls and assessments for all of our financial reporting cycles during fiscal year 2016, and we are unable to declare effectiveness of our controls due to lack of sufficient time to obtain evidence of operating effectiveness as of June 30, 2016 due to lack of monitoring of our internal controls (lack of self-testing of internal controls). Therefore, we determined that the lack of time to evaluate our design and operating effectiveness is a material weakness. It should be noted, however, that (a) many actions had been undertaken to enhance the control environment during the year; and (b) there are other remedial activities that are scheduled to be take place in fiscal 2017.

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

In addition to the foregoing efforts, the Company expects to implement the following remedial actions during fiscal year 2017:

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

Other than as described in this section, our corporate governance practices do not differ from those followed by domestic companies listed on the NASDAQ Capital Market. NASDAQ Listing Rule 5635 generally provides that shareholder approval is required of U.S. domestic companies listed on the NASDAQ Capital Market prior to the issuance of securities when a stock option or purchase plan is to be established or materially amended or other equity compensation arrangement made or materially amended, pursuant to which stock may be acquired by officers, directors, employees, or consultants. Notwithstanding this general requirement, NASDAQ Listing Rule 5615(a)(3)(A) permits foreign private issuers like the Company to follow their home country practice rather than these shareholder approval requirements. The Cayman Islands does not require shareholder approval prior to the foregoing sorts of transactions. The Company, therefore, is not required to obtain such shareholder approval prior to entering into such transaction. The Board of Directors of the Company has elected to follow home Cayman Islands country rule as to such transactions and will not be required to seek shareholder approval prior to entering into such a transaction.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401:

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them:

Name	Age	Position Held
Mr. Yin Shenping	47	Chief Executive Officer and Director
Ms. Liu Jia	33	Chief Financial Officer
Mr. Chen Guangqiang	53	Chief Technology Officer and Director
Mr. Zhao Shudong	70	Independent Director
Mr. Nelson N.S. Wong	54	Independent Director (Audit Committee Chair)
Mr. Hu Jijun	51	Independent Director

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

Nelson N.S. Wong. Mr. Wong joined our Board of Directors in 2008. Prior to joining our Board, in 1990 Mr. Wong joined the Vigers Group, a real estate company that provides services in valuation, corporate property services, investment advisory services, general practice surveying, building surveying, commercial, in both retail and industrial agency, and property and facilities management. Mr. Wong became the Vice Chairman and CEO of the Vigers Group in 1993. In 1995 Mr. Wong established the ACN Group, a business consulting firm, where he has worked continuously and continues to serve as the Chairman and Managing Partner. Mr. Wong received a bachelor’s degree in arts from the PLA Institute of International Relations in Nanjing in 1983. Mr. Wong was appointed to the position of director because we believe we can benefit from his leadership skills and management experience.

Hu Jijun. Mr. Hu joined our Board of Directors in 2008. Prior to joining our Board, from 1988 to 2003, Mr. Hu served in a variety of positions at No. 2 test-drill plant, including technician of installation, assets equipment work, electrical installation, control room production dispatcher, Deputy Chief Engineer of the Technology Battalion, and Deputy Director of Production. From 2003 to 2005 he served as Head of the Integrated Battalion and he is currently the Head of the Transport Battalion, Senior Electric Engineer. Mr. Hu graduated as an automated professional from the China University of Petroleum in 1988. Mr. Hu was appointed to the position of a director because we believe his years of experience and knowledge gained while working at our No. 2 test-drill plant will prove beneficial to the guidance of the Company.

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

Employment Agreements

We have employment agreements with each of our Chief Executive Officer, Chief Technology Officer and Chief Financial Officer. With the exception of the employment agreement with our Chief Financial Officer, each of these employment agreements provides for an indefinite term. Such employment agreements may be terminated (1) if the employee gives written notice of his or her intention to resign, (2) the employee is absent from three consecutive meetings of the Board of Directors, without having obtained special leave of absence from the other members of the Board of Directors, and the Board of Directors passes a resolution that such employee has vacated his office, or (3) the death, bankruptcy or mental incapacity of the employee. The employment agreement for our Chief Financial Officer provides for a one-year term, currently expiring on March 12, 2017. Such employment agreement may be terminated if the employee gives thirty days’ written notice of her intention to resign, or if the Board of Directors determines she can no longer perform her duties as Chief Financial Officer and provides her with thirty days’ written notice of termination.

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

Share Option Pool

In connection with our initial public offering, we established a pool for share options as our 2009 Stock Incentive Plan (“2009 Incentive Plan”) for the Domestic Companies’ and our employees. This pool contains options to purchase up to 790,362 of our ordinary shares. The options will vest at a rate of 20% per year for five years and have an exercise price of the market price of our shares on the date the options are granted. To date, we issued 564,000 options and 226,362 shares out of this employee share option pool. We initially granted 293,000 options in 2009. We held a shareholder meeting in December 2010 and announced the resignation of three directors, and as a result, 100,000 options were forfeited and went back in the pool. In 2012, we granted an additional 415,000 options and 44,000 options were forfeited and went back to the pool. In the three months ended June 30, 2014, 148,400 vested options from 2012 grants were exercised. As of June 30, 2016, we have 415,600 options outstanding under the 2009 Incentive Plan.

On January 29, 2015, the Company held its 2014 annual general meeting of shareholders, during which the Company’s shareholders approved the Company’s 2015 Stock Incentive Plan (“2015 Incentive Plan”). Pursuant to the 2015 Incentive Plan, we were initially authorized to issue up to an aggregate of Seven Hundred Thousand (700,000) ordinary Shares. Additionally, commencing on the first business day in fiscal year ending June 30, 2016 and on the first business day of each fiscal year thereafter while the 2015 Incentive Plan is in effect, the maximum number of Ordinary Shares available for issuance under this 2015 Incentive Plan during that fiscal year shall be increased such that, as of such first business day, the maximum aggregate number of Ordinary Shares available for issuance under this 2015 Incentive Plan during that fiscal year shall be equal to Fifteen Percent (15%) of the number of total issued and outstanding Ordinary Shares of the Company as recorded by the Company’s transfer agent on the last business day of the prior fiscal year. The Company granted options to purchase 400,000 Ordinary Shares to its employees and non-employee director on January 31, 2015 under the 2015 Incentive Plan. As of June 30, 2016, we have 400,000 options outstanding under this 2015 Incentive Plan. As of June 30, 2016, we have an aggregate of 815,600 options outstanding under our incentive plans.

Executive Stock Grants

On December 13, 2013, the Company granted 95,181 restricted shares to Mr. Yin Shenping and 135,181 restricted shares to Mr. Chen Guangqiang at an aggregate value of ¥4,207,496 ($688,782), based on the stock closing price of $2.99 at December 13, 2013. These restricted shares will be vested over three years with one third of the shares vesting every year from the grant date. Of these 76,787 restricted shares vested and were issued to Mr. Yin and Mr. Chen on March 24, 2015, and 76,787 restricted shares were vested and issued to Mr. Yin and Chen on July 13, 2016.

On January 31, 2015, the Company granted 150,000 restricted shares to Mr. Yin and 150,000 restricted shares to Mr. Chen at an aggregate value of ¥3,038,558($495,000), based on the stock closing price of $1.65 at January 31, 2015. These restricted shares will vest over three years with one third of the shares vesting every year from the grant date.

On July 11, 2015, the Company’s board approved to reserve 800,000 shares and options under the 2015 Incentive Plan. On October 18, 2015, 800,000 restricted shares were granted to staff under this plan at an aggregate value of ¥4,677,608 ($704,000), based on the stock closing price of $0.88 at October 16, 2015. These restricted shares will vest over three years with one third of the shares vesting every year from the grant date. As of June 30, 2016, we have 1,076,788 non-vested restricted stocks outstanding.

On July 23, 2016, the Company’s board approved the reservation of 876,000 shares and options. On July 27, 2016, 876,000 restricted shares were granted to staff pursuant to this authorization.

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

The following table shows the annual compensation paid by us to Mr. Yin Shenping, our Chief Executive Officer, for the years ended June 30, 2016 and 2015. No other employee or officer received more than $100,000 in total compensation in 2016 or 2015.

Summary Executive Compensation Table

Name and principal position	Year	Salary	Bonus	Option Awards		Restricted Stock Awards		Total
Yin Shenping, Principal Executive Officer	2015	$126,347	$10,000		$—	$129,239	(1)(2)	$265,586
	2016	$125,975	$10,000	$		$271,231	(1)(2)(4)	$407,206
Liu Jia Chief Financial Officer	2015	$80,000	$7,390-		$—	$7,332	(3)	$94,722
	2016	$80,000	$7,525	$		$ 28,160	(3)(4)	$115,685
Chen Guangqiang, Chief Technology Officer	2015	$117,343	$10,000		$—	$169,105	(1)(2)	$296,448
	2016	$115,893	$10,000		$—	$311,732	(1)(2)(4)	$437,571

(1)	On December 13, 2013, the Company granted 95,181 restricted shares to Mr. Yin and 135,181 restricted shares to Mr. Chen at an aggregate value of ¥4,207,496 ($688,782), based on the stock closing price of $2.99 at December 13, 2013. These restricted shares will vest over three years with one third of the shares vesting every year from the grant date.

(2)	On January 31, 2015, the Company granted 150,000 restricted shares to Mr. Yin and 150,000 restricted shares to Mr. Chen at an aggregate value of ¥3,038,558($495,000), based on the stock closing price of $1.65 at January 31, 2015. These restricted shares will vest over three years with one third of the shares vesting every year from the grant date.

(3)	On January 31, 2015, the Company granted 32,000 options to Ms. Liu Jia, which options vest over a period of three years, one third of which vest on January 31 of each year beginning in 2016. The grant date fair value of such options was $1.65.

(4)	On October 18, 2015, the Company granted 320,000 restricted shares to Mr. Yin, 320,000 restricted shares to Mr. Chen and 36,000 restricted shares to Ms. Liu at an aggregate value of ¥3,952,579 ($594,880), based on the stock closing price of $0.88 at October 16, 2015. These restricted shares will vest over three years with one third of the shares vesting every year from the grant date.

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

Summary Director Compensation Table

Name(1)	Fees earned or paid in cash	Option Awards	Total(2)
Nelson N.S. Wong	$8,000	$19,907	$27,907
Hu Jijun	$8,000	$19,907	$27,907
Zhao Shudong	$8,000	$16,058	$24,058

(1)	Compensation for our directors Yin Shenping and Chen Guangqiang, who also serve as executive officers, is fully disclosed in the executive compensation table.
(2)	None of the directors received any ordinary share awards, nonqualified deferred compensation earnings or non-equity incentive plan compensation in fiscal year 2015.
(3)

On January 31, 2015, the Company granted 25,000 options to Mr. Nelson N.S. Wong, which options vest over a period of three years, one third of which vest on January 31 of each year beginning in 2016. The grant date fair value of such options was $1.65.

On October 18, 2015, the Company granted 30,000 restricted shares to Mr. Nelson N.S. Wong, which vests over a period of three years, one third of which vest on October 17 of each year beginning in 2016. The grant date fair value of such options was $0.88.

(4)	On January 31, 2015, the Company granted 25,000 options to Mr. Hu Jijun, which options vest over a period of three years, one third of which vest on January 31 of each year beginning in 2016. The grant date fair value of such options was $1.65.
On October 18, 2015, the Company granted 30,000 restricted shares to Mr. Nelson N.S. Wong, which vests over a period of three years, one third of which vest on October 17 of each year beginning in 2016. The grant date fair value of such options was $0.88.
(5)	On January 31, 2015, the Company granted 18,000 options to Mr. Hu Jijun, which options vest over a period of three years, one third of which vest on January 31 of each year beginning in 2016. The grant date fair value of such options was $1.65.
On October 18, 2015, the Company granted 30,000 restricted shares to Mr. Nelson N.S. Wong, which vests over a period of three years, one third of which vest on October 17 of each year beginning in 2016. The grant date fair value of such options was $0.88.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards				Shares Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Weighted Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout of value of unearned shares, units or other rights that have not vested
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)	(j)
Yin Shenping	60,000	-	6.00	July 29, 2019 (2)	31,727	94,864	31,727	94,864	(4)
Principal Executive Officer	32,000	16,000	2.96	March 25, 2022 (3)	50,000	82,500	100,000	165,000	(5)
					-	-	320,000	281,600	(6)
Total	92,000	88,000	4.65		81,727	177,364	451,727	541,464

Chen Guangqiang	50,000	-	6.00	July 29, 2019 (2)	45,060	134,729	45,061	134,732	(4)
Chief Technology Officer	20,000	10,000	2.96	March 25, 2022 (3)	50,000	82,500	100,000	165,000	(5)
					-	-	320,000	281,600	(6)
Total	40,000	10,000	4.86		95,060	217,229	465,061	581,332

(2)	Options granted on July 30, 2009, which vest at a rate of 20% per year on the anniversary of the grant date and which are exercisable for $6.00 per share.
(3)	Options granted on March 26, 2012, which vest at a rate of 20% per year on the anniversary of the grant date and which are exercisable for $2.96 per share.
(4)	Based on the share price of Oct. 13, 2013.
(5)	Based on the share price of Jan 31, 2015.
(6)	Based on the share price of Oct. 16, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	815,600	(1)		$3.04	153,193	(2)
Equity compensation plans not approved by security holders(3)	4,000	(4)	$	N/A	--

(1)	Options to purchase ordinary shares. We have granted in aggregate options to acquire 1,108,000 shares, of which 292,400 have been exercised, forfeited or expired.
(2)	We have requested shareholder approval to issue options, shares or other securities as compensation for, in aggregate 3,175,155 ordinary shares. We have, to date, issued 2,206,362 ordinary shares, of which 253,574 are outstanding and the remaining 1,952,788 have not yet vested. We have also granted options to acquire 1,108,000 ordinary shares, of which 815,600 remain issued and outstanding. The 153,193 shares listed here reflect 3,175,155 plan shares, minus 2,206,362 granted shares and minus 815,600 option shares.
(3)	NASDAQ Listing Rule 5615(a)(3)(A) permits the Company, like other foreign private issuers, to follow its home country practice rather than NASDAQ shareholder approval requirements; thus, the Company, in accordance with Cayman Islands law, is not required to seek shareholder approval prior to making such issuances.
(4)	Restricted shares.

PRINCIPAL SHAREHOLDERS

The following table sets forth information with respect to beneficial ownership of our ordinary shares as of the date of this report, for each person known by us to beneficially own 5% or more of our ordinary shares, and all of our executive officers and directors individually and as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as indicated below, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 6,532,429 Shares, which consists of 5,980,792 Shares outstanding as of September 16, 2016 and 551,667 shares subject to options that are exercisable within 60 days after September 16, 2016. Such shares subject to options are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such shares, but are not deemed outstanding for purposes of computing the percentage for any other person shown in the table. Our major shareholders do not possess voting rights that differ from our other shareholders. The address of each of the below shareholders is c/o Recon Technology Ltd, Room 1902, Building C, King Long International Mansion, 9 Fulin Road, Beijing 100107 China.

	Amount of Beneficial Ownership	Percentage Ownership
Yin Shenping (1)	963,427	14.75%
Chen Guangqiang (2)	972,548	14.89%
Hu Jijun (3)	33,333	1.11%
Nelson Wong (4)	36,333	* %
Zhao Shudong(5)	34,000	* %
Liu Jia (6)	72,667	*
Liu Hui (7)	833,681	12.76%
Chen Yiquan (7)	833,681	12.76%
Total	2,945,989	45.10%
Directors and Executive Officers as a Group (seven members)	2,112,308	32.34%

(1)	Includes 92,000 options to purchase ordinary shares that were exercisable and 106,667 restricted shares vested within 60 days after September 16, 2016.
(2)	Includes 70, 000 options to purchase ordinary shares that were exercisable and 106,667 restricted shares vested within 60 days after September 16, 2016.
(3)	Includes 23,333 options to purchase ordinary shares and 10,000 restricted shares vested that were exercisable within 60 days after September 16, 2016
(4)	Includes 26,333 options to purchase ordinary shares and 10,000 restricted shares vested that were exercisable within 60 days after September 16, 2016
(5)	Include 24,000 options that were exercisable and 10,000 restricted shares vested within 60 days after September 28, 2015 September 16, 2016.
(6)	Includes 60,667 options to purchase ordinary shares and 12,000 restricted shares vested that were exercisable within 60 days after September 16, 2016
(7)	Includes 458,525 Shares held by Chen Yiquan and 375,156 Shares held by Liu Hui. According to a jointly filed Schedule 13D dated December 27, 2010 (Accession No. 0001144204-10-068264), Chen Yiquan and Liu Hui share beneficial ownership of and have joint voting and dispositive power over the aggregate 833,681 Shares.
*	Less than 1%.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Because we do not have access certification to Jidong Oilfield, Nanjing Recon, one of our Domestic Companies, conducted transactions with Jidong Oilfield through Beijing Yabei Nuoda Science and Technology Co. Ltd. (“Yabei Nuoda”), which has access certification to the oilfield and wherein one of the Founders, Mr. Yin Shenping, was the legal representative of Yabei Nuoda before December 2013 and Chairman as of September 30, 2014. On October 30, 2014, Mr. Yin resigned from the chairman position and at that point Yabei Nuoda was no longer a related party of the Company after October 30, 2014. Mr. Yin does not have any equity interest in this company currently. Below is a summary of trade accounts receivable with related parties as of June 30, 2015 and 2016, respectively.

	June 30, 2015	June 30, 2016	June 30, 2016
Related Party	RMB	RMB	U.S. Dollars
Beijing Langchen Construction Company	726,800	-	-
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	980,000	-	-
Xiamen Henda Hitek Computer Network Co. Ltd.	3,063,000	-	-
Total - related-parties, net	¥4,769,800	¥-	$-

Sales to related parties consisted of the following as of June 30, 2015 and 2016:

	For the years ended June 30,
	2015	2016	2016
	RMB	RMB	U.S. Dollars
Xiamen Henda Hitek Computer Network Co. Ltd	¥1,676,036	¥-	$-
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	752,137	-	-
Revenues from related parties	¥2,428,173	¥-	$-

Purchase from related parties consisted of the following as of June 30, 2015 and 2016, respectively.

	For the years ended June 30,
	2015	2016	2016
	RMB	RMB	U.S. Dollars
Huanghua Heng Da Xiang Tong Manufacture Ltd	¥862,782	¥338,862	$51,000
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	797,587	588,894	88,631
Purchase from related parties	¥1,660,369	¥927,756	$139,631

The Company also had short-term borrowings from related parties. Below is a summary of the Company’s short-term borrowings due to related parties as of June 30, 2015 and 2016, respectively.

Short-term borrowings	June 30, 2015	June 30, 2016	June 30, 2016
due to related parties:	RMB	RMB	U.S. Dollars
Short-term borrowing from a Founder, 7.2% annual interest, due on October 20, 2015	¥6,013,200	¥-	$-
Short-term borrowing from a Founder, 6.06% annual interest, due on October 2, 2015	3,403,431	-	-
Short-term borrowing from a Founder, 5.13% annual interest, due on October 12, 2015	1,600,274	-	-
Short-term borrowing from a Founder's family member, no interest, due on various dates	5,700,000	-	-
Short-term borrowings from Xiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2015	200,000	-	-
Short-term borrowing from a Founder, 5.75% annual interest, due on September 25, 2016	-	1,807,207	271,992
Short-term borrowing from a Founder, 5.75% annual interest, due on October 10, 2016	-	2,409,610	362,657
Short-term borrowing from a Founder, 5.43% annual interest, due on November 4, 2016	-	1,805,180	271,687
Short-term borrowing from a Founder's family member, no interest, due on December 16, 2016	-	1,500,000	225,756
Short-term borrowing from a Founder's family member, no interest, due on December 28, 2016	-	400,000	60,202
Short-term borrowing from a Founder, 5.22% annual interest, due on March 10, 2017	-	2,529,795	380,745
Short-term borrowing from a Founder, 5.22% annual interest, due on May 6, 2017	-	2,490,056	374,764
Total short-term borrowings due to related parties	¥16,916,905	¥12,941,848	$1,947,803

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

Item 14. Principal Accountant Fees and Services.

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2015 and 2016.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal years 2015 and 2016, Friedman LLP’s audit fees were $185,000 and $190,000, respectively.

Audit-Related Fees

The Company has not paid Friedman LLP for audit-related services in fiscal years 2015 and 2016.

Tax Fees

The Company has not paid Friedman LLP for tax services in fiscal years 2015 and 2016.

All Other Fees

The Company has not paid Friedman LLP for any other services in fiscal years 2015 and 2016.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Number	Exhibit

3.1	Second Amended and Restated Articles of Association of the Registrant (1)

3.2	Second Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (2)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (2)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (2)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (2)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (2)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (2)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (2)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (2)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (2)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (2)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (2)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (2)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (2)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (2)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (2)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (2)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (2)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (2)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (2)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (2)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (2)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (2)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (2)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (2)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (2)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (2)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (2)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (2)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (2)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (2)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (2)

14.1	Code of Ethics of the Company. (3)

21.1	List of subsidiaries of the Company. (4)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

99.1	2009 Stock Incentive Plan (1)

99.2	2015 Stock Incentive Plan (4)

99.3	Press release dated September 28, 2016 regarding earnings for year ended June 30, 2016 (4)

101. INS	XBRL Instance Document (4)

101. SCH	XBRL Taxonomy Extension Schema Document (4)

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

101. LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-213702.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on September 28, 2009.
(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

September 28, 2016	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Yin Shenping	Chief Executive Officer and Director	September 28, 2016
Yin Shenping	(Principal Executive Officer)

/s/ Chen Guangqiang	Chief Technology Officer and Director	September 28, 2016
Chen Guangqiang

/s/ Zhao Shudong	Director	September 28, 2016
Zhao Shudong

/s/ Nelson N.S. Wong	Director	September 28, 2016
Nelson N.S. Wong

/s/ Hu Jijun	Director	September 28, 2016
Hu Jijun

RECON TECHNOLOGY, LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Recon Technology, Ltd.

We have audited the accompanying consolidated balance sheets of Recon Technology, Ltd. (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the two years in the period ended June 30, 2016. Recon Technology, Ltd.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Recon Technology, Ltd. as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

September 28, 2016

RECON TECHNOLOGY, LTD

CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of June 30,	As of June 30,
	2015	2016	2016
ASSETS	RMB	RMB	U.S. Dollars
Current assets
Cash	¥12,344,929	¥1,817,620	$273,560
Notes receivable	4,205,530	4,660,177	701,377
Trade accounts receivable, net	52,186,397	38,097,626	5,733,855
Trade accounts receivable- related parties, net	4,769,800	-	-
Inventories, net	10,845,007	6,313,070	950,144
Other receivables, net	18,064,568	22,000,112	3,311,111
Other receivables- related parties	91,021	-	-
Purchase advances, net	18,622,538	1,323,305	199,163
Purchase advances- related parties	394,034	-	-
Prepaid expenses	826,314	110,310	16,602
Prepaid expenses - related parties	420,000	-	-
Deferred tax assets	1,742,098	-	-
Total current assets	124,512,236	74,322,220	11,185,812

Property and equipment, net	2,666,953	2,907,762	437,631
Long-term trade accounts receivable, net	4,440,665	2,220,332	334,169
Long-term other receivable	2,729,033	-	-
Total Assets	¥134,348,887	¥79,450,314	$11,957,612

Current liabilities
Short-term bank loans	¥7,000,000	¥-	$-
Trade accounts payable	13,627,088	7,540,430	1,134,867
Trade accounts payable- related parties	3,528,705	-	-
Other payables	2,103,057	2,972,192	447,328
Other payable- related parties	4,309,702	3,680,244	553,892
Deferred revenue	2,285,529	406,681	61,207
Advances from customers	529,700	200,600	30,191
Accrued payroll and employees' welfare	246,789	381,109	57,359
Accrued expenses	199,166	261,348	39,334
Taxes payable	1,153,216	755,880	113,763
Short-term borrowings	-	530,000	79,767
Short-term borrowings - related parties	16,916,905	12,941,848	1,947,803
Deferred tax liability	180,186	180,186	27,119
Total current liabilities	52,080,043	29,850,518	4,492,630

Equity
Common stock, ($ 0.0185 U.S. dollar par value, 100,000,000 shares authorized; 5,427,946 and 5,804,005 shares issued and outstanding as of June 30, 2015 and 2016, respectively)	697,217	741,467	111,594
Additional paid-in capital	92,541,687	100,612,455	15,142,604
Statutory reserve	4,148,929	4,148,929	624,432
Accumulated deficits	(23,024,935)	(63,907,512)	(9,618,353)
Accumulated other comprehensive loss	(317,551)	(219,040)	(32,966)
Total shareholders’ equity	74,045,347	41,376,299	6,227,311
Non-controlling interest	8,223,497	8,223,497	1,237,671
Total equity	82,268,844	49,599,796	7,464,982
Total Liabilities and Equity	¥134,348,887	¥79,450,314	$11,957,612

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended
	June 30,
	2015	2016	2016
	RMB	RMB	USD

Revenues
Hardware and software	¥48,980,953	¥41,544,925	$6,252,688
Service	103,774	1,183,352	178,100
Hardware and software - related parties	2,428,173	-	-
Total revenues	51,512,900	42,728,277	6,430,788
Cost of revenues
Hardware and software	¥41,373,566	¥34,732,965	$5,227,459
Service	-	748,429	112,642
Hardware and software - related parties	27,161	-	-
Total cost of revenues	41,400,727	35,481,394	5,340,101
Gross profit	10,112,173	7,246,883	1,090,687

Selling and distribution expenses	11,312,452	5,630,715	847,447
General and administrative expenses	26,894,273	20,195,701	3,039,539
Provision for doubtful accounts	3,252,868	14,475,074	2,178,560
Research and development expenses	4,168,813	6,856,522	1,031,936
Operating expenses	45,628,406	47,158,012	7,097,482

Loss from operations	(35,516,233)	(39,911,129)	(6,006,795)

Other income (expenses)
Subsidy income	781,457	289,087	43,509
Interest income	293,499	183,553	27,626
Interest expense	(1,110,451)	(903,368)	(135,961)
Change in fair value of warrants liability	4,034,272	-	-
Income (loss) from foreign currency exchange	(19,190)	7,570	1,139
Loss from warrants redemption	(2,496,375)	-	-
Other income (expense)	24,558	(2,445)	(368)
Other income (expense)	1,507,770	(425,603)	(64,055)
Loss before income tax	(34,008,463)	(40,336,732)	(6,070,850)
Provision (benefit) for income tax	(2,552,075)	545,845	82,152
Net loss	(31,456,388)	(40,882,577)	(6,153,002)

Comprehensive loss
Net loss	(31,456,388)	(40,882,577)	(6,153,002)
Foreign currency translation adjustment	(38,276)	98,511	14,826
Comprehensive loss	(31,494,664)	(40,784,066)	(6,138,176)
Less: Comprehensive loss attributable to non-controlling interest	(1,982)	-	-
Comprehensive loss attributable to Recon Technology, Ltd	¥(31,492,682)	¥(40,784,066)	$(6,138,176)

Loss per common share - basic	¥(6.45)	¥(7.23)	$(1.09)
Loss per common share - diluted	¥(6.45)	¥(7.23)	$(1.09)
Weighted - average shares -basic	4,876,504	5,653,149	5,653,149
Weighted - average shares -diluted	4,876,504	5,653,149	5,653,149

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD

CONSOLIDATED STATEMENTS OF EQUITY

	Ordinary Shares		Additional Paid-in Capital	Statutory Reserves	Retained Earnings (deficits)	Accumulated Other Comprehensive loss	Shareholders' Equity	Non-controlling Interest	Total Equity	Total Equity
	Number of Shares	Amount (RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(RMB)	(USD)

Balance, July 1, 2014	4,717,336	¥616,865	¥83,061,058	¥4,148,929	¥8,431,453	¥(279,275)	¥95,979,030	¥8,225,479	¥104,204,509	$15,683,225

Stock issuance	297,197	33,497	2,358,530				2,392,027		2,392,027	360,010
Restricted shares issued for services	140,162	15,876	567,223				583,099		583,099	87,759
Restricted shares issued to redeem warrants	273,251	30,979	3,431,459				3,462,438		3,462,438	521,112
Stock based payment			3,123,417				3,123,417		3,123,417	470,088
Net loss for the year					(31,456,388)		(31,456,388)	-	(31,456,388)	(4,734,321)
Foreign currency translation adjustment						(38,276)	(38,276)	(1,982)	(40,258)	(6,065)
Balance, June 30, 2015	5,427,946	¥697,217	¥92,541,687	¥4,148,929	¥(23,024,935)	¥(317,551)	¥74,045,347	¥8,223,497	¥82,268,844	$12,381,808

Stock issuance	15,874	1,796	156,472	-			158,268		158,268	23,820
Restricted shares issued for services	360,185	42,454	2,222,988				2,265,442		2,265,442	340,959
Stock based payment			5,691,308				5,691,308		5,691,308	856,566
Net loss for the year					(40,882,577)		(40,882,577)		(40,882,577)	(6,153,002)
Foreign currency translation adjustment						98,511	98,511	-	98,511	14,831
Balance, June 30, 2016	5,804,005	¥741,467	¥100,612,455	¥4,148,929	¥(63,907,512)	¥(219,040)	¥41,376,299	¥8,223,497	¥49,599,796	$7,464,982

The accompanying notes are an integral part of these consolidated financial statements.

RECON TECHNOLOGY, LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2015	2016	2016
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net loss	¥(31,456,388)	¥(40,882,577)	$(6,153,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	526,046	955,083	143,744
Gain from disposal of equipment	(193,657)	(40,688)	(6,124)
Provision for doubtful accounts	3,252,868	14,475,074	2,178,560
Provision for slow moving inventories	7,700,836	2,428,288	365,468
Share based compensation	3,123,417	5,691,308	856,566
Deferred tax (benefit) provision	(532,136)	1,742,098	262,193
Change in fair value of warrants liability	(4,034,272)	-	-
Restricted shares issued for services	1,585,462	2,287,415	344,266
Loss from warrants redemption	2,496,375	-	-
Income tax benefit	(2,111,281)	(1,196,253)	(180,041)
Changes in operating assets and liabilities:
Notes receivable	(4,205,530)	(454,647)	(68,426)
Trade accounts receivable	(3,245,218)	14,658,360	2,206,146
Trade accounts receivable-related parties	4,315,755	1,090,453	164,118
Inventories	(4,209,241)	1,191,811	179,373
Other receivable, net	2,481,328	(1,775,659)	(267,244)
Other receivables-related parties, net	1,323,412	91,021	13,699
Purchase advance, net	3,271,935	4,930,479	742,058
Purchase advance-related parties, net	-	1,374,034	206,798
Prepaid expense	1,808,350	716,004	107,762
Prepaid expense - related parties, net	(190,000)	420,000	63,212
Trade accounts payable	2,213,583	(9,615,363)	(1,447,153)
Trade accounts payable-related parties	3,528,705	-	-
Other payables	337,978	869,135	130,809
Other payables-related parties	1,003,678	1,869,889	281,426
Deferred revenue	(2,134,295)	(1,878,848)	(282,775)
Advances from customers	(271,685)	(329,100)	(49,531)
Accrued payroll and employees' welfare	(170,835)	134,320	20,216
Accrued expenses	5,291	172,490	25,960
Taxes payable	(1,322,818)	790,199	118,928
Net cash used in operating activities	(15,102,337)	(285,674)	(42,994)

Cash flows from investing activities:
Purchase of property and equipment	(2,078,204)	(181,075)	(27,253)
Proceeds from disposal of equipment	400,400	60,000	9,030
Net cash used in investing activities	(1,677,804)	(121,075)	(18,223)

Cash flows from financing activities:
Proceeds from short-term bank loans	7,000,000	500,000	75,252
Repayments of short-term bank loans	(10,000,000)	(7,500,000)	(1,128,782)
Proceeds from short-term borrowings	-	530,000	79,767
Proceeds from short-term borrowings-related parties	18,250,000	12,895,400	1,940,813
Repayment of short-term borrowings-related parties	(6,550,000)	(16,780,765)	(2,525,577)
Proceeds from sale of common stock, net of issuance costs	2,392,027	171,919	25,874
Net cash provided by (used in) financing activities	11,092,027	(10,183,446)	(1,532,653)

Effect of exchange rate fluctuation on cash and cash equivalents	(61,543)	62,886	9,466

Net decrease in cash	(5,749,657)	(10,527,309)	(1,584,404)
Cash at beginning of the year	18,094,586	12,344,929	1,857,964
Cash at end of the year	¥12,344,929	¥1,817,620	$273,560

Supplemental cash flow information
Cash paid during the period for interest	¥1,060,529	¥903,368	$135,961
Cash paid during the period for taxes	¥881,794	¥142,477	$21,443

Non-cash investing and financing activities
Issuance of common stock to redeem warrants	3,462,438	-	-
AR and short-term borrowings-related parties offset	-	200,000	30,101
Inventories used for fixed assets	-	1,025,410	154,329

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

The Company, along with its wholly-owned subsidiaries, Recon Technology Co., Limited (“Recon HK”), Jining Recon Technology Ltd. (“Recon JN”), Recon Investment Ltd. (“Recon IN”) and Recon Hengda Technology (Beijing) Co., Ltd. (“Recon BJ”), conducts its business through the following PRC legal entities (“Domestic Companies”) that are consolidated as variable interest entities (“VIEs”) and operate in the Chinese oilfield equipment & service industry:

1.	Beijing BHD Petroleum Technology Co., Ltd. (“BHD”),
2.	Nanjing Recon Technology Co., Ltd. (“Nanjing Recon”).

The Company has signed Exclusive Technical Consulting Service Agreements with each of the Domestic Companies, which are our VIEs and Equity Interest Pledge Agreements and Exclusive Equity Interest Purchase Agreements with their shareholders. Through these contractual arrangements, the Company has the ability to substantially influence each of the Domestic Companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable the Company to control the Domestic Companies, the Company is considered as the primary beneficiary of each Domestic Company. Thus, the Company is able to absorb 90% of net interest or 100% of net loss of those VIEs.

On December 17, 2015, Huang Hua BHD Petroleum Equipment Manufacturing Co. LTD, a fully owned subsidiary established by BHD was organized under the laws of the PRC.

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

Note 2. LIQUIDITY

As reflected in the Company’s consolidated financial statements, the Company had recurring net losses for the years ended June 30, 2016 and 2015. In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future and its operating and capital expenditure commitments. The Company plans to fund continuing operations through identifying new prospective joint venture and strategic alliance opportunities for new revenue sources, financial supports by major shareholders and reducing costs to improve profitability and replenish working capital. Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations.

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied.

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying consolidated financial statements have been expressed in Chinese Yuan. The consolidated financial statements as of and for the year ended June 30, 2016 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.6443 = US$1.00, the approximate exchange rate prevailing on June 30, 2016. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

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

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

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

The fair value of the warrants liability was determined using the Black-Scholes Model, as Level 2 inputs.

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

Inventories - Inventories are stated at the lower of cost or market value, on a weighted average basis for BHD. Inventories is stated at the lower of cost or market value, on a first-in-first-out basis for Nanjing Recon. The methods of determining inventory costs are used consistently from year to year. Allowance for inventory obsolescence is provided when the market value of certain inventory items are lower than the cost.

Property and Equipment - Property and equipment are stated at cost. Depreciation on motor vehicles and office equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

Items	Useful life
Motor vehicles	5-10 years
Office equipment	2-5 years
Leasehold improvement	5 years
Production equipment	10 years

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

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. There were no impairments at June 30, 2015 and 2016.

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

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

Hardware and software:

Revenue from hardware and software sales is generally recognized when the product with the embedded software system is shipped to the customer and when there are no unfulfilled company obligations that affect the customer’s final acceptance of the arrangement. Revenue from software is recognized according to project contracts. Usually this is short term. Revenue is not recognized until completion of the contracts and receipt of acceptance.

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

Loss per Share - Basic Earnings/Loss Per Share (“EPS”) is computed by dividing net loss by the weighted average number of ordinary shares outstanding. Diluted EPS are computed by dividing net loss by the weighted-average number of ordinary shares and dilutive potential ordinary share equivalents outstanding.

Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options, restricted shares and warrants (using the treasury stock method). The effect from options, restricted shares and warrants would have been anti-dilutive due to the fact that we incurred a net loss during the year ended June 30, 2015 and 2016.

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

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the "entitlements method"), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

In August 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures

NOTE 4. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2015	June 30, 2016	June 30, 2016
Third Party	RMB	RMB	U.S. Dollars
Trade accounts receivable	¥58,049,462	¥42,665,499	$6,421,340
Allowance for doubtful accounts	(5,863,065)	(4,567,873)	(687,485)
Total - third- party, net	¥52,186,397	¥38,097,626	$5,733,855

	June 30, 2015	June 30, 2016	June 30, 2016
Related Party	RMB	RMB	U.S. Dollars
Beijing Langchen Construction Company	¥726,800	¥-	$-
Xiamen Huangsheng Hitek Computer Network Co. Ltd.**	980,000	-	-
Xiamen Henda Hitek Computer Network Co. Ltd.***	3,063,000	-	-
Total - related-parties, net	¥4,769,800	¥-	$-

	June 30, 2015	June 30, 2016	June 30, 2016
Third Party – long-term	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd. *	¥4,934,072	¥2,467,036	$371,299
Allowance for doubtful accounts	(493,407)	(246,704)	(37,130)
Total - long-term trade accounts receivable, net	¥4,440,665	¥2,220,332	$334,169

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

*The receivable from Yabei Nuoda was recognized primarily from the sale of automation system and services based on written contracts. Based on the repayment agreement signed on September 2, 2015, the outstanding balance was to be collected in two years beginning in 2017, with each installment of ¥2,467,036 ($371,299). During the year ended June 30, 2016, the Company received the payment on time as scheduled.

** During the year ended June 30, 2016, the Company offset ¥980,000 ($147,494) of accounts receivable and accounts payable pursuant to certain settlement agreements with Xiamen Huangsheng Hitek Computer Network Co. Ltd , a related party of the Company.

*** During the year ended June 30, 2016, the Company offset ¥2,699,347 ($406,263) of accounts receivable with ¥2,499,347 ($376,162) of accounts payable and ¥200,000 ($30,101) pursuant to certain settlement agreements with Xiamen Henda Hitek Computer Network Co. Ltd., a related party of the Company.

Provision for accounts receivables due from third party was ¥19,421 and ¥1,650,745 ($248,444) for the years ended June 30, 2015 and 2016, respectively.

Movement of allowance for doubtful accounts is as follows:

	June 30, 2015	June 30, 2016	June 30, 2016
	RMB	RMB	U.S. Dollars
Beginning balance	6,337,051	6,356,472	956,676
Charge to expense	19,421	1,650,745	248,444
Less: write-off	-	(3,192,640)	(480,505)
Ending balance	¥6,356,472	¥4,814,577	$724,615

NOTE 5. OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30, 2015	June 30, 2016	June 30, 2016
Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥2,624,071	¥2,729,033	$410,731
Loans to third parties (B)	11,154,344	14,168,344	2,132,396
Business advance to staff (C)	3,927,238	4,952,114	745,314
Deposits for projects	543,800	893,669	134,501
Others	637,348	534,759	80,484
Allowance for doubtful accounts	(822,233)	(1,277,807)	(192,315)
Total	¥18,064,568	¥22,000,112	$3,311,111

Provision for other receivables was ¥371,217 and ¥455,574 ($68,566) for the years ended June 30, 2015 and 2016, respectively.

Third Party	June 30, 2015	June 30, 2016	June 30, 2016
Non-Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥2,729,033	¥-	$-
Total	¥2,729,033	¥-	$-

(A)	After ENI ceased to be a VIE of the Company, ENI in January 2012 agreed to repay the loan on a payment schedule, with interest accrued during the period at an annual rate of 4%. In accordance with the payment schedule, the principal plus accrued interest is required to be repaid over approximately three years on a quarterly basis beginning March 2012. The first four payments are RMB 1.2 million each. In March, June, September and December of 2012, the Company received RMB 4.8 million. Starting March 2013, installments for each quarter would be ¥1,777,653. The Company received the payments on time in March and June, 2013. On September 30, 2013, ENI proposed to extend the payment period and signed a new contract with the Company. According to the new arrangement, the remaining part of this loan will be repaid over four years with quarterly installments of ¥699,147, which is due by June 30, 2017. The Company has continued to receive the payments under the agreement.

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

(B)	Loans to third-parties are mainly used for short-term funding to support the Company’s external business partners. These loans are due on demand bearing no interest.

(C)	Business advance to staff represents advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

Other receivables - related parties represent loans to related parties for working capital advances. Such advances are due-on-demand and non-interest bearing. Balances have been fully collected as of June 30, 2016.

Movement of allowance for doubtful accounts is as follows:

	June 30, 2015	June 30, 2016	June 30, 2016
	RMB	RMB	U.S. Dollars
Beginning balance	451,016	822,233	123,750
Charge to expense	371,217	455,574	68,565
Ending balance	¥822,233	¥1,277,807	$192,315

NOTE 6. PURCHASE ADVANCES

The Company purchased products and services from a third party and a related party during the normal course of business. Purchase advances consisted of the following:

	June 30, 2015	June 30, 2016	June 30, 2016
Third Party	RMB	RMB	U.S. Dollars
Prepayment for inventory purchase	¥22,845,030	¥17,914,552	$2,696,216
Allowance for doubtful accounts	(4,222,492)	(16,591,247)	(2,497,053)
Total	¥18,622,538	¥1,323,305	$199,163

Provision for purchase advances were ¥2,862,231 and ¥12,368,755 ($1,861,550) for the years ended June 30, 2015 and 2016, respectively. The Company recorded allowance for these down payments and will continue to try to collect or get inventories delivered. These payments were advanced for certain customized equipment of the planned projects. As those projects were delayed or canceled or there is rare chance to be profitable, the Company decided to suspend those projects and recorded allowances related to advanced payments for those projects as the Company may not be able to receive those funds back. Management is still making efforts to collect partially or negotiate with venders for some other alternative solutions to minimize the Company’s loss.

Purchases from related parties consisted of the following:

	June 30, 2015	June 30, 2016	June 30, 2016
Related Party	RMB	RMB	U.S. Dollars
Xiamen Huangsheng Hitek Computer Network Co. Ltd. (A)	¥394,034	¥-	$-
Total - related-parties, net	¥394,034	¥-	$-

One of the Founders of the Company and his family member collectively own 57% of Xiamen Huasheng Haitian Computer Network Co. Ltd. Between August 10, 2015 and September 1, 2015, materials purchased have been delivered to the Company and this balance was settled in full.

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

Movement of allowance for doubtful accounts is as follows:

	June 30, 2015	June 30, 2016	June 30, 2016
	RMB	RMB	U.S. Dollars
Beginning balance	1,360,261	4,222,492	635,503
Charge to expense	2,862,231	12,368,755	1,861,550
Ending balance	¥4,222,492	¥16,591,247	$2,497,053

NOTE 7. INVENTORIES

Inventories consisted of the following:

	June 30, 2015	June 30, 2016	June 30, 2016
	RMB	RMB	U.S. Dollars
Small component parts	¥55,332	¥55,726	$8,387
Purchased goods and raw materials	244,667	61,361	9,235
Work in process and goods on site	3,552,771	3,539,525	532,714
Finished goods	14,693,073	8,054,637	1,212,257
Allowance for slow moving inventory	(7,700,836)	(5,398,179)	(812,449)
Total inventories, net	¥10,845,007	¥6,313,070	$950,144

Provisions for slow moving inventory were ¥7,700,836 and ¥2,428,290 ($365,468) for the years ended June 30, 2015 and 2016, respectively.

Movement of provisions for slow moving inventory is as follows:

	June 30, 2015	June 30, 2016	June 30, 2016
	RMB	RMB	U.S. Dollars
Beginning balance	-	7,700,836	1,159,009
Charge to cost of sales	7,700,836	2,428,290	365,468
Less: write-off	-	(4,730,947)	(712,028)
Ending balance	¥7,700,836	¥5,398,179	$812,449

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2015	June 30, 2016	June 30, 2016
	RMB	RMB	U.S. Dollars
Motor vehicles	¥3,790,474	¥3,871,567	$582,687
Office equipment and fixtures	797,791	828,285	124,660
Production equipment	-	916,025	137,866
Total property and equipment	4,588,265	5,615,877	845,213
Less: Accumulated depreciation	(1,921,312)	(2,708,115)	(407,582)
Property and equipment, net	¥2,666,953	¥2,907,762	$437,631

Depreciation expense was ¥526,046 and ¥955,083 ($143,744) for the years ended June 30, 2015 and 2016, respectively.

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

NOTE 9. LONG-TERM INVESTMENT

On April 13, 2015, BHD reached an agreement to invest RMB 80 million in Huanghua Bai Heng Da Xiang Tong Manufacture Ltd (“HHBHDXT”) for a 54.05% ownership interest. BHD’s board of Directors and shareholders approved the transaction to invest in HHBHDXT. The investment is to enhance cooperation with HHBHDXT and protect BHD’s design copyright. Based on mutual agreements, BHD shall not enjoy voting right until the payment of investment is on position. On March 18, 2016, BHD decided to terminate this investment transaction with HHBHDXT, and was no longer a shareholder of HHBHDXT. The Company didn’t make any payment as of the termination and termination of this transaction subjects to no payment or penalty.

NOTE 10. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2015	June 30, 2016	June 30, 2016
Third Party	RMB	RMB	U.S. Dollars
Consulting services	¥1,628,508	¥1,659,505	$249,763
Distributors and employees	413,703	245,070	36,884
Funds collected on behalf of others	-	895,022	134,705
Others	60,846	172,595	25,976
Total	¥2,103,057	¥2,972,192	$447,328

	June 30, 2015	June 30, 2016	June 30, 2016
Related Party	RMB	RMB	U.S. Dollars
Due to related parties (1)	¥2,499,347	¥-	$-
Expenses paid by the major shareholders	1,558,738	3,144,263	473,225
Due to family member of one owner	-	285,000	42,894
Due to management staff for costs incurred on behalf of Recon	251,617	250,981	37,773
Total	¥4,309,702	¥3,680,244	$553,892

(1)	Includes an advance from Xiamen Henda Hitek Computer Network Co. Ltd. for RMB 2,499,347 to supplement the Company’s working capital. The advance is payable on demand and non-interest bearing. This debt was off set with accounts receivable on September 3, 2015 (See Note 3).

NOTE 11. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2015	June 30, 2016	June 30, 2016
	RMB	RMB	U.S. Dollars
VAT payable	¥23,885	¥739,260	$111,262
Enterprise income tax payable	1,127,131	-	-
Other taxes payable	2,200	16,620	2,501
Total taxes payable	¥1,153,216	¥755,880	$113,763

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

NOTE 12. SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following:

	June 30, 2015	June 30, 2016	June 30, 2016
	RMB	RMB	U.S. Dollars
Industrial and Commercial Bank, floating interest rate at 6.12%, due on June 19, 2016	¥7,000,000	¥-	-
Total short-term bank loans	¥7,000,000	¥-	$-

Interest expense for the short-term bank loan was ¥516,567 and ¥415,676 ($62,561) for the years ended June 30, 2015 and 2016, respectively. The loan was repaid in full during the year ended June 30, 2016.

NOTE 13. SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

	June 30, 2015	June 30, 2016	June 30, 2016
Short-term borrowings due to third parties:	RMB	RMB	U.S. Dollars
Short-term borrowing from a third party, without interest, due on August 15, 2016	¥-	¥530,000	$79,767
Total short-term borrowings due to third parties	¥-	¥530,000	$79,767

The Company repaid the short-term borrowing in full on August 8, 2016.

	June 30, 2015	June 30, 2016	June 30, 2016
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars
Short-term borrowing from a Founder, 7.2% annual interest, due on October 20, 2015	¥6,013,200	¥-	$-
Short-term borrowing from a Founder, 6.06% annual interest, due on October 2, 2015	3,403,431	-	-
Short-term borrowing from a Founder, 5.13% annual interest, due on October 12, 2015	1,600,274	-	-
Short-term borrowing from a Founder's family member, no interest, due on various dates	5,700,000	-	-
Short-term borrowings from Xiamen Huasheng Haitian Computer Network Co. Ltd., no interest, due on November 14, 2015	200,000	-	-
Short-term borrowing from a Founder, 5.75% annual interest, due on September 25, 2016*	-	1,807,207	271,992
Short-term borrowing from a Founder, 5.75% annual interest, due on October 10, 2016 **	-	2,409,610	362,657
Short-term borrowing from a Founder, 5.43% annual interest, due on November 4, 2016 ***	-	1,805,180	271,687
Short-term borrowing from a Founder's family member, no interest, due on December 16, 2016	-	1,500,000	225,756
Short-term borrowing from a Founder's family member, no interest, due on December 28, 2016	-	400,000	60,202
Short-term borrowing from a Founder, 5.22% annual interest, due on March 10, 2017	-	2,529,795	380,745
Short-term borrowing from a Founder, 5.22% annual interest, due on May 6, 2017	-	2,490,056	374,764
Total short-term borrowings due to related parties	¥16,916,905	¥12,941,848	$1,947,803

* As of September 23, ¥1,800,000 was paid back with an accumulated interest of ¥17,537 ($2,639).

** As of September 23, 2016, the Company repaid ¥1,680,000 ($252,847) with an interest of ¥20,202 ($3,040).

*** As of September 23, 2016, the Company repaid ¥ 540,000 ($81,272) of short-term borrowing with an interest of ¥8,428($1,268).

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

Interest expense for short-term borrowings due to related parties was ¥593,884 and ¥487,692 ($73,400) for the years ended June 30, 2015 and 2016, respectively.

NOTE 14. SHAREHOLDERS’ EQUITY

Stock offering

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

During the year ended June 30, 2016, the Company offered 15,874 ordinary shares under the same purchase agreement from June 2015. The net cash proceeds received from the stock offering were ¥158,268 ($23,820 ).

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2015 and 2016, the balance of total statutory reserves was ¥4,148,929 and ¥4,148,929 ($624,432), respectively.

NOTE 15. STOCK-BASED COMPENSATION

Stock-Based Awards Plan

2009 Incentive Plan – The Company granted options to purchase 415,000 ordinary shares to its employees and non-employee director on March 26, 2012. The options have an excise price of $2.96, which was equal to the share price of the Company’s ordinary shares at March 26, 2012, and will vest over a period of five years, with the first 20% vesting on March 26, 2013. The options expire ten years after the date of grant, on March 26, 2022. The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥10.06 ($1.49) per share.

2015 Incentive Plan – The Company granted options to purchase 400,000 ordinary shares to its employees and non-employee director on January 31, 2015. The options have an excise price of $1.65, which was equal to the share price of the Company’s ordinary shares at January 31, 2015, and will vest equally over a period of three years, with one third vesting on January 31, 2016. The options expire ten years after the date of grant, on January 31, 2025.

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

Stock price at grant date	$1.65
Exercise price (per share)	$1.65
Risk free rate of interest***	1.49%
Dividend yield	0.0%
Life of option (years)**	6.5
Volatility*	297%

* Volatility is projected using the performance of the Company’s common share performances.

** The life of options represents the average period the option is expected to be outstanding.

*** The risk-free interest rate is based on the Chinese international bond denominated in U.S. dollar, with a maturity that approximates the life of the option.

The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥10.13 ($1.65) per share.

The following is a summary of the stock options activity:

Stock Options	Shares	Weighted Average Exercise Price Per Share

Outstanding as of June 30, 2014	415,600	$4.37
Granted	400,000	1.65
Forfeited	-	-
Exercised	-	-
Outstanding as of June 30, 2015	815,600	$3.04
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of June 30, 2016	815,600	$3.04

The following is a summary of the status of options outstanding and exercisable at June 30, 2016:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Average Remaining Contractual life (Years)	Average Exercise Price	Number	Average Remaining Contractual life (Years)
$6.00	193,000	3.08	$6.00	193,000	3.08
$2.96	222,600	5.74	$2.96	148,400	5.74
$1.65	400,000	8.59	$1.65	133,333	8.59
	815,600

The Share-based compensation expense recorded for stock options granted were ¥1,294,629 and ¥2,096,162 ($315,481) for the years ended June 30, 2015 and 2016, respectively. The total unrecognized share-based compensation expense for stock options as of June 30, 2016 was approximately ¥2.8 million ($0.43 million), which is expected to be recognized over a weighted average period of approximately 1.43 years.

Restricted Shares to senior management

As of June 30, 2016, the Company has granted restricted shares of common stock to senior management as follows:

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

On December 13, 2013, the Company granted 95,181 restricted shares to Mr. Yin Shenping and 135,181 restricted shares to Mr. Chen Guangqiang at an aggregate value of ¥4,207,496 ($688,782), based on the stock closing price of $2.99 at December 13, 2013. These restricted shares will vest over three years with one third of the shares vesting every year from the grant date. The two thirds were vested through June 30, 2016 and now non-restricted.

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

The Share-based compensation expense recorded for restricted shares granted were ¥1,828,790 and ¥3,595,146 ($541,085) for the years ended June 30, 2015 and 2016, respectively. The total unrecognized share-based compensation expense for restricted shares granted as of June 30, 2016 was approximately ¥6.1 million ($0.90 million), which is expected to be recognized over a weighted average period of approximately 1.88 years.

Restricted Shares for service

For the year ended June 30, 2016, the Company has granted restricted shares of common stock to consultants as follows:

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

On November 16, 2015, the Company agreed to issue a total of 100,000 restricted shares to two investor relations firms in exchange for services. The fair value of the restricted shares was $108,400 based on the closing stock price of $1.08 on November 16, 2015.

On November 19, 2015, the Company issued 260,185 restricted shares to Bei Jing Tian Hong Tong Xin Technology Co. Ltd. (“BJTH”) for certain mold and software platform development services. The fair value of the restricted shares was $247,176 based on the closing stock price of $0.95 on November 19, 2015.

Following is a summary of the restricted stock grants:

Restricted stock grants	Shares
Non-vested as of June 30, 2014	230,362
Granted	414,000
Cancelled	(10,000)
Vested	(180,787)
Non-vested as of June 30, 2015	453,575
Granted	1,160,185
Cancelled	-
Vested	(536,972)
Non-vested as of June 30, 2016	1,076,787

Among the vested shares for the year ended June 30, 2016, 176,787 shares were not issued until July 23, 2016.

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

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

Loss before provision for income taxes consisted of:

	June 30, 2015	June 30, 2016	June 30, 2016
	RMB	RMB	U.S. Dollars
Cayman Island and other areas	¥(8,872,589)	¥(14,257,066)	$(2,145,749)
China	(25,135,874)	(26,079,666)	(3,925,101)
Total	¥(34,008,463)	¥(40,336,732)	$(6,070,850)

Deferred tax asset is comprised of the following:

	June 30, 2015	June 30, 2016	June 30, 2016
	RMB	RMB	U.S. Dollars
Allowance for doubtful receivables	¥1,072,279	¥1,958,120	$294,705
Net operating loss carry forward	669,819	1,790,615	269,495
Less: Valuation allowance	-	(3,748,735)	(564,200)
Total deferred income tax assets	¥1,742,098	¥-	$-

Deferred tax liability is comprised of the following:

	June 30, 2015	June 30, 2016	June 30, 2016
	RMB	RMB	U.S. Dollars
Income tax cost due to unpayable accounts	¥180,186	¥180,186	$27,119
Total deferred income tax liability	¥180,186	¥180,186	$27,119

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

Following is a reconciliation of income tax at the effective rate to income tax at the calculated statutory rates:

	For the year ended June 30, 2015	For the year ended June 30, 2016	For the year ended June 30, 2016
	RMB	RMB	U.S. Dollars

Income tax calculated at statutory rates	¥(6,108,744)	¥(6,230,384)	$(937,699)
Nondeductible expenses (non-taxable income)	5,335,231	1,774,956	267,138
Benefit of favorable rate for high-technology companies	385,650	2,492,154	375,080
Benefit of revenue exempted from enterprise income tax	(190,614)	(43,363)	(6,526)
Deferred income tax	137,683	3,748,735	564,200
Over-accrued tax of prior year and others	(2,111,281)	(1,196,253)	(180,041)
Provision (benefit) for income tax	¥(2,552,075)	¥545,845	$82,152

The Company’s tax provision is comprised of the following:

	For the years ended June 30,
	2015	2016	2016
	RMB	RMB	U.S. Dollars
Current income tax provision	¥(2,019,938)	¥-	$-
Adjust over accrued tax of prior years	-	(1,196,253)	(180,041)
Deferred income taxes provision (benefit)	(532,137)	1,742,098	262,193
Provision (benefit) for income tax	¥(2,552,075)	¥545,845	$82,152

NOTE 17. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2015
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$304,001
Unappropriated retained earnings	3,152,687	3,250,513	6,403,200	1,051,636
Accumulated other comprehensive loss	(18,850)	(11,853)	(30,703)	(5,043)
Total non-controlling interest	¥4,784,837	¥3,438,660	¥8,223,497	$1,350,594

	As of June 30, 2016
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$278,583
Unappropriated retained earnings	3,152,687	3,250,513	6,403,200	963,709
Accumulated other comprehensive loss	(18,850)	(11,853)	(30,703)	(4,621)
Total non-controlling interest	¥4,784,837	¥3,438,660	¥8,223,497	$1,237,671

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

NOTE 18. CONCENTRATIONS

For the years ended June 30, 2015 and 2016, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented approximately 43.09%, 6.82% and 75.36%, 8.85% of the Company’s revenue, respectively.

For the year ended June 30, 2015, one major supplier accounted for 18% of the company’s total purchases. For the year ended June 30, 2016, two major suppliers accounted for 49% of the company’s total purchases.

NOTE 19. COMMITMENTS AND CONTINGENCY

(a)	Office Leases

The Company leases three offices in Beijing (two for BHD; one for Recon-JN) and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as of June 30, 2016:

	Twelve months ending June 30,
	Office lease payment
	RMB	U.S. Dollars
2017	¥1,264,000	$190,237
2018	540,000	81,272
Total	¥1,804,000	$271,509

(b)	Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of June 30, 2016, the Company estimated its severance payments of approximately ¥1.6 million ($0.24 million) which has not been reflected in its consolidated financial statements, because management cannot predict what the actual payment, if any will be in the future.

NOTE 20. RELATED PARTY TRANSACTIONS AND BALANCES

Sales to related parties – sales to related parties consisted of the following:

	For the years ended June 30,
	2015	2016	2016
	RMB	RMB	U.S. Dollars
Xiamen Henda Hitek Computer Network Co. Ltd	¥1,676,036	¥-	$-
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	752,137	-	-
Revenues from related parties	¥2,428,173	¥-	$-

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

Purchases from related parties – purchases from related parties consisted of the following:

	For the years ended June 30,
	2015	2016	2016
	RMB	RMB	U.S. Dollars
Huanghua Heng Da Xiang Tong Manufacture Ltd	¥862,782	¥338,862	$51,000
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	797,587	588,894	88,631
Purchase from related parties	¥1,660,369	¥927,756	$139,631

Account payable due to related parties - The Company purchased automation products and heating furnaces from Xiamen Huangsheng Hitek Computer Network Co. Ltd (Huangsheng Hitek) and Huanghua Xiang Tong, the ending balance of accounts payable due to Huangsheng Hitek as of June 30, 2015 and 2016 were both nil. On March 18, 2016, the Company terminated its equity investment in Huanghua Xiang Tong and therefore has no related-party relationship with this entity after March 18, 2016.

Leases from related parties - The Company has various agreements for the lease of office space owned by the Founders and their family members. The terms of the agreement state that the Company will continue to lease the property at a monthly rent of ¥140 thousand with annual rental expense at ¥1.68 million ($0.25 million). The one-year lease agreements between Nanjing Recon and Mr. Yin and his family member started from April 1, 2016. The one-year lease agreements between BHD and Mr. Chen Guangqiang and his family member started from January 1, 2016 and the annual lease between Recon BJ and Mr. Yin started from July 1, 2016.

Short-term borrowings from related parties - The Company borrowed ¥16,916,905 and ¥12,941,848 ($1,947,803) from the Founders and their family members as of June 30, 2015 and 2016, respectively. For the specific terms and interest rates of the borrowings, see Note 13.

Expenses paid by the owner on behalf of Recon - One owner of Nanjing Recon, Mr. Yin and the major owner of BHD, Mr. Chen paid certain operating expenses for the Company. As of June 30, 2015 and 2016, ¥1,558,738 and ¥3,144,263 ($473,225) was due to them, respectively.

NOTE 21. Variable Interest Entities

The Company reports its VIEs’ portion of consolidated net income and stockholders’ equity as non-controlling interests in the consolidated financial statements.

Summary information regarding consolidated VIEs is as follows:

	June 30, 2015	June 30, 2016	June 30, 2016
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥7,096,901	¥619,430	$93,227
Notes receivable	4,205,530	4,660,177	701,377
Trade accounts receivable, net	56,956,197	38,097,626	5,733,855
Purchase advances	19,016,573	1,323,305	199,163
Other assets	28,792,279	25,584,030	3,850,506
Total current assets	¥116,067,480	¥70,284,568	$10,578,128

Non-current assets	7,088,383	5,113,193	769,557
Total Assets	¥123,155,863	¥75,397,761	$11,347,685

LIABILITIES
Trade accounts payable	¥17,155,793	¥7,540,430	$1,134,867
Taxes payable	1,153,216	755,881	113,763
Other liabilities	31,386,734	19,025,594	2,863,433
Total current liabilities	49,695,743	27,321,905	4,112,063
Total Liabilities	¥49,695,743	¥27,321,905	$4,112,063

RECON TECHNOLOGY, LTD

NOtes to the consolidated financial statements

The financial performance of VIEs reported in the consolidated statement of operations and comprehensive income for the year ended June 30, 2016 includes revenues of ¥42,728,277 ($6,430,788), operating expenses of ¥31,590,843 ($4,754,557), and net loss of ¥25,481,256 ($3,835,038).

NOTE 22. SUBSEQUENT EVENTS

On July 23, 2016, the Board of the Company approved the termination of the acquisition of Qinghai Huayou Downhole Technology Co., Ltd.(“QHHY”), and, as a result, terminated the share purchase agreement and related control agreements.

On July 27, 2016, the Board of the Company approved the grant of 876,000 restricted shares valued at $963,600 to management with a vesting period of 3 years.

On July 27, 2016, the Company approved the hiring of an independent company strategy consulting firm, by issuing 250,000  restricted shares as compensation with a value of $275,000.

On July 26, 2016, the Company borrowed ¥500,000 ($75,252) from one of the shareholder’s family member bearing no interest, due by December 31, 2016 to supplement the Company’s working capital.

On September 6, 2016, the Company borrowed ¥50,000 ($7,525) from one of the shareholder’s family member bearing no interest, due by December 6, 2016 to supplement the Company’s working capital.

On September 9, 2016, the Company borrowed ¥968,318 ($145,736) from one of the shareholder’s family member bearing no interest, due by December 9, 2016 to supplement the Company’s working capital.

