Form 10-Q
period 2016-09-30
Recon Technology, Ltd
filed 2016-11-14
CIK 1442620

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date. The Company is authorized to issue 100,000,000 ordinary shares. As of October 31, 2016 , the Company has issued and outstanding 6,230,792 shares.

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

Overview

We are a company with limited liability incorporated in 2007 under the laws of the Cayman Islands. Headquartered in Beijing, we provide products and services to oil and gas companies and their affiliates through Nanjing Recon Technology Co. Ltd (“Nanjing Recon”) and Beijing BHD Petroleum Technology Co, Ltd (“BHD”), hereafter referred to as our domestic companies (the “Domestic Companies”), which are established under the laws of the People’s Republic of China (“PRC”). As the Company contractually controls the Domestic Companies, we serve as the center of strategic management, financial control and human resources allocation. Due to this contractual control and our obligation to bear the losses of the Domestic Companies, we consider them to be variable interest entities (“VIEs”) for accounting purposes and consolidate their results in our financial statements.

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

Recent Developments

As of the first quarter of fiscal year 2017, the Company has achieved remarkable achievement in oilfield waste water treatment segment. In January 2016, the Company announced its cooperation with Qinghai Oilfield Company, signing an agreement to sell the oilfield RMB3.98 million of related products and services. For the three months period as of September 30, 2016, the Company has completed this agreement and continues to expand markets in environmental protection industry, including oilfield water treatment and other industrial and sewage disposal projects.

The Company has also developed new clients in China’s top producing Changqing Oilfield, which is located in China’s Xi’an Province. The Company has signed sales contracts for furnaces as of the report day. Management expects further improvement in the coming year.

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

New business. We have been developing new products for oilfield wastewater treatment and achieved preliminary business on this segment. Our management anticipates expanding the new business more rapidly in the coming year.

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

Recent Industry Developments

Affected by the worldwide decrease in oil prices, CNPC and Sinopec, parent companies of our direct clients, reduced their capital expenditure and production activities, resulting in a declining market and intensive competition. Management will closely monitor the situation and will seek to extend our business on the industrial chain, such as through providing more integrated services and advanced products and through growing our business from a predominantly above-ground business to include some downhole services as well.

On January 1, 2015, China formally began implementing an updated Environmental Protection Law (the China EPL). The EPL is perceived as the most progressive and stringent law in the history of environmental protection in China. It details harsher penalties for environmental offences and imposes additional requirements for oil and gas production companies. As a result, although they reduced capital expenditures and production activities, China’s oil companies have strengthened their investment  and resources in oil field environment protection and this market is estimated to be billions of RMB. The Company also focused on this segment and started to develop its own products and service from year 2015.

Factors Affecting Our Results of Operations

Our operating results in any period are subject to general conditions typically affecting the Chinese oilfield service industry and included but are not limited to:

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

Critical Accounting Policies and Estimates

Estimates and Assumptions

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which require us to make judgments, estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such estimate is made, and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the unaudited condensed consolidated financial statements. We believe that the following policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our unaudited condensed consolidated financial statements and other disclosures included in this quarterly report. Significant accounting estimates reflected in our Company’s unaudited condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, inventory valuation, fair value of share based payments, and useful lives of property and equipment.

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

The carrying amounts reported in the unaudited condensed consolidated balance sheets for trade accounts receivable, other receivables, advances to suppliers, trade accounts payable, accrued liabilities, advances from customers and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Long-term receivables and borrowings approximate fair value because their interest rates charged approximate the market rates for financial instruments with similar terms.

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

Valuation of Long-Lived Assets

We review the carrying values of our long-lived assets for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, we reduce the carrying value of the long-lived asset by the estimated excess of the carrying value over the projected discounted cash flows. In the past, we have not had to make significant adjustments to the carrying values of our long-lived assets, and we do not anticipate a need to do so in the future. However, circumstances could cause us to have to reduce the value of our capitalized assets more rapidly than we have in the past if our revenues were to significantly decline. Estimated cash flows from the use of the long-lived assets are highly uncertain and therefore the estimation of the need to impair these assets is reasonably likely to change in the future. Should the economy or acceptance of our assets change in the future, it is likely that our estimate of the future cash flows from the use of these assets will change by a material amount. There were no impairments at June 30, 2016 and September 30, 2016. However, if impairments were required, our net income and earnings per share would decrease accordingly.

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

Recently enacted accounting pronouncements

In October 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements and related disclosures.

Results of Operations

The following consolidated results of operations include the results of operations of the Company and its variable interest entities (“VIEs”), BHD and Nanjing Recon.

Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2016

Revenue

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Hardware and software- non-related parties	¥3,480,752	¥7,802,103	¥4,321,351	124.1%
Service	113,208	-	(113,208)	(100.0)%
Total revenues	¥3,593,960	¥7,802,103	¥4,208,143	117.1%

Our total revenues for the three months ended September 30, 2016 were approximately ¥7.8 million ($1.2 million), an increase of approximately ¥4.2 million or 117.1% from ¥3.6 million for the three months ended September 30, 2015. The overall increase in revenue was mainly caused by our increased hardware and software revenue, which includes revenue from automation products and embedded software, equipment and accessories. The increase in hardware and software revenue was mainly caused by increased demand for our waste water treatment products, and equipment and furnaces for the first quarter of fiscal year 2017.

Revenue – Hardware and software- non-related parties

	For the Three Months Ended
	September 30
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Automation product and software	¥2,020,646	¥2,076,736	¥56,090	2.8%
Equipment and accessories	1,460,106	3,803,918	2,343,812	160.5%
Waste water treatment products	-	1,921,449	1,921,449	100.0%
Total revenue - Hardware and software- non-related parties	¥3,480,752	¥7,802,103	¥4,321,351	124.1%

(1)	Revenue from automation products and embedded software increased slightly by ¥56.1 thousand ($8.4 thousand).

(2)	As shown above, the overall increase in revenue was significantly affected by equipment sales increases due to more furnaces provided to our new client, Changqing Oilfield, a major subsidiary of PetroChina.

(3)	During fiscal year 2016, the Company expanded the new market of oilfield waste water treatment products. As of first quarter of fiscal year 2017, this segment continued to contribute revenue and margin to our operation. Management expects to obtain more business in the coming months due to the quality of our products and long-term cooperation with oilfield companies.

Cost and Margin

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Total revenues	¥3,593,960	¥7,802,103	¥4,208,143	117.1%
Cost of revenues	3,192,295	6,709,778	3,517,483	110.2%
Gross profit	¥401,665	¥1,092,325	¥690,660	171.9%
Margin %	11.2%	14.0%	2.8%	-

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

Our cost of revenues increased from approximately ¥3.2 million in the three months ended September 30, 2015 to approximately ¥6.7 million ($1.0 million) for the same period in 2016, an increase of approximately ¥3.5 million ($0.5 million), or 110.2% . This increase was mainly caused by higher revenue during the three months ended September 30, 2016 compared to the same period of 2015.

Gross Profit. Our gross profit increased to approximately ¥1.1 million ($0.2 million) for the three months ended September 30, 2016 from approximately ¥0.4 million for the same period in 2015. Our gross profit as a percentage of revenue increased to 14.0% for the three months ended September 30, 2016 from 11.2% for the same period in 2015. This was mainly due to the increase of higher margin hardware sales during this period.

In 2015, there was a slow-down in the oilfield industry, thus customers negotiated a lower selling price which caused the margin percentage to be depressed. In 2016, the gross margin percentage increased to a normal amount.

In more detail:

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Total revenues-hardware and software- non related parties	¥3,480,752	¥7,802,103	¥4,321,351	124.1%
Cost of revenues -hardware and software- non related parties	3,192,295	6,709,778	3,517,483	110.2%
Gross profit	¥288,457	¥1,092,325	¥803,868	278.7%
Margin %	8.3%	14.0%	5.7%	-

Revenue from hardware and software to non-related parties increased by approximately ¥4.3 million mainly due to the increased orders of waste water treatment products and furnaces. The gross profit from hardware and software sales to non-related parties increased ¥0.8 million ($0.1 million) compared to the same period of last year.

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Total revenues-service	¥113,208	¥-	¥(113,208)	(100.0)%
Cost of revenues -service	-	-	-	-%
Gross profit	¥113,208	¥-	¥(113,208)	(100.0)%
Margin %	100.0%	-	(100.0)%	-

Service revenue for the three months ended September 30, 2015 and 2016 consisted mainly of maintenance services, which were provided upon request by customers.

Operating Expenses

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Selling and distribution expenses	¥1,112,670	¥1,050,141	¥(62,529)	(5.6)%
% of revenue	31.0%	13.5%	(17.5)%	-
General and administrative expenses	4,067,219	4,899,328	832,109	20.5%
% of revenue	113.2%	62.8%	(50.4)%	-
Provision for doubtful accounts	2,109,926	8,026	(2,101,900)	(99.6)%
% of revenue	58.7%	0.1%	(58.6)%	-
Research and development expenses	1,792,997	618,674	(1,174,323)	(65.5)%
% of revenue	49.9%	7.9%	(42.0)%	-
Operating expenses	¥9,082,812	¥6,576,169	¥(2,506,643)	(27.6)%

Selling and Distribution Expenses.  Selling and distribution expenses consist primarily of salaries and related expenditures of our sales and marketing organization, sales commissions, costs of our marketing programs including traveling charges, advertising and trade shows, and an allocation of our facilities, depreciation expenses and rental expense, as well as shipping charges. Selling expenses decreased approximately ¥62.5 thousand ($9.4 thousand) for  the three months ended September 30, 2016 compared to the same period in 2015. This decrease was primarily due to a decrease in service fees and shipping charges, as we began working with qualified vendors  located closer to our customers. Selling expenses were 31.0% of total revenues in the three months ended September 30, 2015 and 13.5% of total revenues in the same period of 2016.

General and Administrative Expenses. General and administrative expenses consist primarily of costs in human resources, facilities costs, depreciation expenses, professional advisor fees, audit fees, stock based compensation expense and other miscellaneous expenses incurred in connection with general operations. General and administrative expenses increased by 20.5% or ¥0.8 million ($0.1 million), from approximately ¥4.1 million in the three months ended September 30, 2015 to approximately ¥4.9 million ($0.7 million) in the same period of 2016. The increase in general and administrative expenses was mainly due to an increase in share-based compensation.  General and administrative expenses were 62.8% of total revenues in the three months ended September 30, 2016 and 113.2% of total revenues in the same period of 2015, due to the increase in our total revenue.

Provision for doubtful accounts . Provision for doubtful accounts is the estimated amount of bad debt that will arise from accounts receivables, other receivables and purchase advances. We recorded a provision for doubtful accounts of ¥2.1 million for the three months ended September 30, 2015 and ¥8.0 thousand ($1.2 thousand) for the same period in 2016. The decrease in provision of doubtful accounts was mainly caused by provision for purchase advances of ¥2.0 million in the three months ended September 30, 2015. During the last few years, we made various down payments for some customized products with a non-refundable requirement. As those projects were canceled or postponed due to unfavorable industry conditions, management recorded a provision for these down payments while still trying to minimize the potential losses in the fiscal year of 2016.

Research and development (“R&D”) expenses.  Research and development expenses consist primarily of salaries and related expenditures for our research and development projects. Research and development expenses decreased from approximately ¥1.8 million for three months ended September 30, 2015 to approximately ¥0.6 million ($0.1 million) for the same period of 2016. This decrease was primarily due to less research and development expense  spent on design of chemical products used for waste water treatment.

Net Income

	For the Three Months Ended
	September 30,
			Increase /	Percentage
	2015	2016	(Decrease)	Change
Loss from operations	¥(8,681,147)	¥(5,483,844)	¥3,197,303	(36.8)%
Interest and other income (expense)	(183,916)	3,117	187,033	(101.7)%
Loss before income taxes	(8,865,063)	(5,480,727)	3,384,336	(38.2)%
Benefit for income taxes	(16,457)	(20,143)	(3,686)	22.4%
Net loss	(8,848,606)	(5,460,584)	3,388,022	(38.3)%
Less: Net income attributable to non-controlling interest	-	-	-	-%
Net loss attributable to Recon Technology, Ltd	¥(8,848,606)	¥(5,460,584)	¥3,388,022	(38.3)%

Loss from operations.  Loss from operations was approximately ¥5.5 million ($0.8 million) for the three months ended September 30, 2016, compared to a loss of ¥8.7 million for the same period of 2015. This decrease in loss from operations was primary due to an increase in gross profit, and a decrease in provision for doubtful accounts and research and development expenses.

Interest and other income (expense). Interest and other income was approximately ¥3.1 thousand ($0.5 thousand) for the three months ended September 30, 2016, compared to interest and other expense of ¥0.2 million for the same period of 2015. The ¥0.2 million ($0.03 million) increase in interest and other income was primarily due to the increased other income and the decreased interest expense.

Benefit for income tax. Benefit for income tax was approximately ¥20.1 thousand ($3.0 thousand) for the three months ended September 30, 2016, compared to ¥16.5 thousand for the three months ended September 30, 2015. This increase in benefit for income tax was mainly due to an increase in income tax benefit of Nanjing Recon as a result of increased tax rebate for the three months ended September 30, 2016 compared to the same period of 2015.

Net loss. As a result of the factors described above, net loss was approximately ¥5.5 million ($0.8 million) for the three months ended September 30, 2016, a decrease of approximately ¥3.3 million ($0.5 million) from net loss of ¥8.8 million for the same period of 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had cash in the amount of approximately ¥554.6 thousand ($83.2 thousand). As of June 30, 2016, we had cash in the amount of approximately ¥1.8 million.

Indebtedness. As of September 30, 2016, except for approximately ¥12.5 million ($1.9 million) of short-term borrowings from related parties, we did not have any finance leases or purchase commitments, guarantees or other material contingent liabilities.

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

Capital Resources. To date we have financed our operations primarily through cash flows from operations and financing activities. As of September 30, 2016, we had total assets of approximately ¥76.4 million ($11.4 million), which includes cash of approximately ¥0.6 million ($0.08 million), net accounts receivable due from third parties of approximately ¥37.3 million ($5.6 million), working capital of approximately ¥41.2 million ($6.2 million). Shareholders’ equity amounted to approximately ¥37.9 million ($5.7 million).

Cash from Operating Activities. Net cash used in operating activities was approximately ¥0.3 million ($0.05 million) for the three months ended September 30, 2016. This was a decrease of approximately ¥0.7 million ($0.1 million) compared to net cash used in operating activities of approximately ¥1.0 million for the three months ended September 30, 2015. The decrease in net cash used in operating activities for the three months ended September 30, 2016 was primarily attributable to collections of notes receivable of ¥1.6 million ($0.2 million), collections from trade accounts receivable due from third parties of ¥1.0 million ($0.2 million), collections of other receivable due from third parties of ¥1.9 million ($0.3 million) and an increase in trade accounts payable due from third parties of ¥1.7 million ($0.3 million), partly offset by payments for advances due from third parties of ¥2.9 million ($0.4 million).

Cash from Investing Activities. Net cash provided by investing activities was approximately ¥22.3 thousand ($3.3 thousand) for the three months ended September 30, 2016, which was an increase in cash provided by investing activities of approximately ¥0.5 million compared to the same period in 2015, which increase is due to a decrease in the Company’s purchase of additional property and equipment and an increase in proceeds from disposal of equipment.

Cash from Financing Activities. Net cash used in financing activities amounted to ¥1.0 million ($0.1 million) for the three months ended September 30, 2016, as compared to net cash used in financing activities of $7.1 million for the same period in 2015. During the three months ended September 30, 2016, we repaid ¥5.3 million ($0.8 million) in short-term borrowings to two related parties and repaid ¥0.5 million ($0.08 million) in  short-term borrowings to one third-party, and we received ¥4.8 million ($0.7 million) from two related parties.

Working Capital.  Total working capital as of September 30, 2016 amounted to approximately ¥41.2 million ($6.2 million), compared to approximately ¥44.5 million as of June 30, 2016. Total current assets as of September 30, 2016 amounted to approximately ¥71.4 million ($10.7 million), a decrease of approximately ¥2.9 million ($0.4 million) compared to approximately ¥74.3 million at June 30, 2016. The decrease in total current assets at September 30, 2016 compared to June 30, 2016 was mainly due to decreases in cash, notes receivable and other receivables, partially offset by an increase in purchase advance.

Current liabilities amounted to approximately ¥30.3 million ($4.5 million) at September 30, 2016, in comparison to approximately ¥29.9 million at June 30, 2016. This increase of liabilities was attributable mainly to an increase in trade accounts payable, partially offset by a decrease in short-term borrowings-third parties and short-term borrowings-related parties.

The decrease in working capital of approximately ¥3.3 million helped to support the loss from operation of approximately ¥5.4 million.

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

Disclosure Controls and Procedures

As of September 30, 2016, the company carried out an evaluation, under the supervision of and with the participation of management, including our Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures under the 2013 COSO framework. Because we do not currently have enough full-time employees with experience with U.S. generally accepted accounting principles, the chief executive officer and chief financial officer concluded that our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective in timely alerting them to information required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

Management continues to focus on internal control over financial reporting. As of September 30, 2016, the Company intends to further implement the following remedial initiatives

●	Improve the design and documentation related to multiple levels of review over financial statements included in our SEC filings;
●	Expand the design and assessment test work over the monitoring function of entity level controls;
●	Enhance documentation retention policies over test work related to continuous management assessments of internal control effectiveness; and
●	Expand documentation practices and policies related to various key controls to provide support and audit trails for both internal management assessment as well as external auditor testing.

There were no changes  in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as disclosed above.

Part II Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	None

(c)	None

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Document

3.1	Amended and Restated Articles of Association of the Registrant (1)

3.2	Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.2	Translation of Power of Attorney for rights of Chen Guangqiang in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.3	Translation of Power of Attorney for rights of Yin Shenping in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.4	Translation of Power of Attorney for rights of Li Hongqi in Beijing BHD Petroleum Technology Co., Ltd. (1)

10.5	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.6	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.7	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.8	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.9	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.10	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Beijing BHD Petroleum Technology Co., Ltd. (1)

10.11	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Jining ENI Energy Technology Co., Ltd. (1)

10.12	Translation of Power of Attorney for rights of Chen Guangqiang in Jining ENI Energy Technology Co., Ltd. (1)

10.13	Translation of Power of Attorney for rights of Yin Shenping in Jining ENI Energy Technology Co., Ltd. (1)

10.14	Translation of Power of Attorney for rights of Li Hongqi in Jining ENI Energy Technology Co., Ltd. (1)

10.15	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.16	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.17	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.18	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Jining ENI Energy Technology Co., Ltd. (1)

10.19	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Jining ENI Energy Technology Co., Ltd. (1)

10.20	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Jining ENI Energy Technology Co., Ltd. (1)

10.21	Translation of Exclusive Technical Consulting Service Agreement between Recon Technology (Jining) Co., Ltd. and Nanjing Recon Technology Co., Ltd. (1)

10.22	Translation of Power of Attorney for rights of Chen Guangqiang in Nanjing Recon Technology Co., Ltd. (1)

10.23	Translation of Power of Attorney for rights of Yin Shenping in Nanjing Recon Technology Co., Ltd. (1)

10.24	Translation of Power of Attorney for rights of Li Hongqi in Nanjing Recon Technology Co., Ltd. (1)

10.25	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.26	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.27	Translation of Exclusive Equity Interest Purchase Agreement between Recon Technology (Jining) Co. Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.28	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Chen Guangqiang and Nanjing Recon Technology Co., Ltd. (1)

10.29	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Yin Shenping and Nanjing Recon Technology Co., Ltd. (1)

10.30	Translation of Equity Interest Pledge Agreement between Recon Technology (Jining) Co., Ltd., Li Hongqi and Nanjing Recon Technology Co., Ltd. (1)

10.33	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Yin Shenping (1)

10.34	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Chen Guangqiang (1)

10.35	Employment Agreement between Recon Technology (Jining) Co., Ltd. and Mr. Li Hongqi (1)

10.36	Operating Agreement among Recon Technology (Jining) Co. Ltd., Nanjing Recon Technology Co., Ltd. and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.37	Operating Agreement among Recon Technology (Jining) Co. Ltd., Jining ENI Energy Technology Co., Ltd., and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

10.38	Operating Agreement among Recon Technology (Jining) Co. Ltd., Beijing BHD and Mr. Yin Shenping, Mr. Chen Guangqiang and Mr. Li Hongqi (1)

21.1	Subsidiaries of the Registrant (2)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

99.1	Stock Option Plan (1)

99.2	Code of Business Conduct and Ethics (1)

99.3	Press Release (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-152964.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed on January 31, 2012.
(3)	Filed herewith.
(4)	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

November 14, 2016	By:	/s/ Liu Jia
Liu Jia
Chief Financial Officer
(Principal Financial and Accounting Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECON TECHNOLOGY, LTD

November 14, 2016	By:	/s/ Yin Shenping
Yin Shen ping
Chief Executive Officer

RECON TECHNOLOGY, LTD

RECON TECHNOLOGY, LTD

Condensed Consolidated Balance Sheets

(unAUDITED)

	As of June 30,	As of September 30,	As of September 30,
	2016	2016	2016
ASSETS	RMB	RMB	U.S. Dollars
Current assets
Cash	¥1,817,620	¥554,630	$83,150
Notes receivable	4,660,177	3,105,770	465,617
Trade accounts receivable, net	38,097,626	37,267,708	5,587,178
Inventories, net	6,313,070	6,339,234	950,379
Other receivables, net	22,000,112	20,101,962	3,013,688
Purchase advances, net	1,323,305	4,000,124	599,699
Prepaid expenses	110,310	55,260	8,285
Total current assets	74,322,220	71,424,688	10,707,996

Property and equipment, net	2,907,762	2,723,363	408,287
Long-term trade accounts receivable, net	2,220,332	2,220,332	332,872
Total Assets	¥79,450,314	¥76,368,383	$11,449,155

Current liabilities
Trade accounts payable	¥7,540,430	¥9,267,662	$1,389,409
Other payables	2,972,192	2,787,443	417,894
Other payable- related parties	3,680,244	3,712,698	556,608
Deferred revenue	406,681	231,187	34,660
Advances from customers	200,600	200,100	29,999
Accrued payroll and employees' welfare	381,109	499,155	74,833
Accrued expenses	261,348	193,274	28,974
Taxes payable	755,880	683,148	102,418
Short-term borrowings	530,000	-	-
Short-term borrowings - related parties	12,941,848	12,515,253	1,876,288
Deferred tax liability	180,186	180,186	27,014
Total current liabilities	29,850,518	30,270,106	4,538,097

Equity
Common stock, ($ 0.0185 U.S. dollar par value, 100,000,000 shares authorized; 5,804,005 and 5,980,792 shares issued and outstanding as of June 30, 2016 and September 30, 2016, respectively)	741,467	763,340	114,440
Additional paid-in capital	100,612,455	102,557,249	15,375,392
Statutory reserve	4,148,929	4,148,929	622,008
Accumulated deficits	(63,907,512)	(69,368,096)	(10,399,671)
Accumulated other comprehensive loss	(219,040)	(226,642)	(33,978)
Total shareholders’ equity	41,376,299	37,874,780	5,678,191
Non-controlling interest	8,223,497	8,223,497	1,232,867
Total equity	49,599,796	46,098,277	6,911,058
Total Liabilities and Equity	¥79,450,314	¥76,368,383	$11,449,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RECON TECHNOLOGY, LTD

CONDENSED Consolidated Statements of operations and Comprehensive LOSS

(UNAUDITED)

	For the three months ended
	September 30,
	2015	2016	2016
	RMB	RMB	USD

Revenues
Hardware and software	¥3,480,752	¥7,802,103	$1,169,692
Service	113,208	-	-
Total revenues	3,593,960	7,802,103	1,169,692
	-	-	-
Cost of revenues
Hardware and software	3,315,627	6,447,643	966,632
Provision for (reversal of) slow moving inventories	(123,332)	262,135	39,299
Total cost of revenues	3,192,295	6,709,778	1,005,931
Gross profit	401,665	1,092,325	163,761

Selling and distribution expenses	1,112,670	1,050,141	157,437
General and administrative expenses	4,067,219	4,899,328	734,508
Provision for doubtful accounts	2,109,926	8,026	1,203
Research and development expenses	1,792,997	618,674	92,752
Operating expenses	9,082,812	6,576,169	985,900

Loss from operations	(8,681,147)	(5,483,844)	(822,139)

Other income (expenses)
Subsidy income	49,000	7,807	1,170
Interest income	55,510	27,894	4,182
Interest expense	(277,824)	(132,490)	(19,863)
Income (loss) from foreign currency exchange	(938)	388	58
Other income (expense)	(9,664)	99,518	14,920
Other income (expense)	(183,916)	3,117	467
Loss before income tax	(8,865,063)	(5,480,727)	(821,672)
Benefit for income tax	(16,457)	(20,143)	(3,020)
Net loss	(8,848,606)	(5,460,584)	(818,652)

Comprehensive loss
Net loss	(8,848,606)	(5,460,584)	(818,652)
Foreign currency translation adjustment	124,218	(7,602)	(1,140)
Comprehensive loss	(8,724,388)	(5,468,186)	(819,792)
Less: Comprehensive loss attributable to non-controlling interest	16,620	-	-
Comprehensive loss attributable to Recon Technology, Ltd	¥(8,741,008)	¥(5,468,186)	$(819,792)

Loss per common share - basic and diluted	¥(1.63)	¥(0.92)	$(0.14)
Weighted - average shares -basic and diluted	5,438,763	5,957,733	5,957,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RECON TECHNOLOGY, LTD

CONDENSED Consolidated Statements of Cash flows

(UNAUDITED)

	For the three months ended September 30,
	2015	2016	2016
	RMB	RMB	U.S. Dollars

Cash flows from operating activities:
Net loss	¥(8,848,606)	¥(5,460,584)	$(818,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	259,768	205,580	30,821
Gain from disposal of equipment	-	(35,919)	(5,385)
Provision for doubtful accounts	2,109,926	8,026	1,203
Provision for (reversal of) slow moving inventories	(123,332)	262,135	39,299
Share based compensation	1,126,552	1,966,670	294,843
Deferred tax benefit	(16,458)	-	-
Restricted shares issued for services	202,475	-	-
Changes in operating assets and liabilities:
Notes receivable	977,950	1,554,407	233,037
Trade accounts receivable	1,685,745	1,035,863	155,297
Trade accounts receivable-related parties	4,569,800	-	-
Inventories	(908,544)	(288,299)	(43,222)
Other receivable, net	(419,821)	1,866,616	279,843
Other receivables-related parties, net	91,021	-	-
Purchase advance, net	(847,071)	(2,873,141)	(430,742)
Purchase advance-related parties, net	394,034	-	-
Prepaid expense	216,619	55,050	8,253
Prepaid expense - related parties, net	210,000	-	-
Trade accounts payable	(217,263)	1,727,232	258,947
Trade accounts payable-related parties	(254,826)	-	-
Other payables	(308,852)	(184,749)	(27,698)
Other payables-related parties	(2,465,074)	32,454	4,866
Deferred revenue	166,982	(175,494)	(26,310)
Advances from customers	(158,716)	(500)	(75)
Accrued payroll and employees' welfare	83,268	118,046	17,697
Accrued expenses	(7,505)	(56,539)	(8,476)
Taxes payable	1,507,434	(80,273)	(12,035)
Net cash used in operating activities	(974,494)	(323,419)	(48,489)

Cash flows from investing activities:
Purchase of property and equipment	(470,265)	(29,621)	(4,441)
Proceeds from disposal of equipment	-	51,900	7,781
Net cash provided by (used in) investing activities	(470,265)	22,279	3,340

Cash flows from financing activities:
Repayment of short-term borrowings	-	(530,000)	(79,458)
Proceeds from short-term borrowings-related parties	1,800,000	4,838,318	725,361
Repayment of short-term borrowings-related parties	(9,100,000)	(5,276,448)	(791,046)
Proceeds from sale of common stock, net of issuance costs	165,823	-	-
Net cash used in financing activities	(7,134,177)	(968,130)	(145,143)

Effect of exchange rate fluctuation on cash and cash equivalents	111,279	6,280	943

Net decrease in cash	(8,467,657)	(1,262,990)	(189,349)
Cash at beginning of period	12,344,929	1,817,620	272,498
Cas at end of period	¥3,877,272	¥554,630	$83,149

Supplemental cash flow information
Cash paid during the period for interest	¥277,824	¥167,403	$25,097
Cash paid during the period for taxes	¥72,217	¥-	$-

Non-cash investing and financing activities
AR and short-term borrowings-related parties offset	¥200,000	¥-	$-

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

NOTE 2. LIQUIDITY

As reflected in the Company’s unaudited condensed consolidated financial statements, the Company had recurring net losses for the three months ended September 30, 2015 and 2016.  In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand and its ability to generate sufficient revenue sources in the future to support its operating and capital expenditure commitments. The Company plans to fund its continuing operations through identifying new prospective joint venture and strategic alliance opportunities for new revenue sources, financial supports by major shareholders and reducing costs to improve profitability and replenish working capital. Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2016. The results of operations for the interim periods presented may not be indicative of the operating results to be expected for the Company’s fiscal year ending June 30, 2017.

RECON TECHNOLOGY, LTD

Notes to the unaudited condensed consolidated financial statements

Principles of Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Company, all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation.

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

Currency Translation - The Company’s functional currency is the Chinese Yuan (“RMB”) and the accompanying unaudited condensed consolidated financial statements have been expressed in Chinese Yuan. The unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2016 have been translated into United States dollars (“U.S. dollars”) solely for the convenience of the readers. The translation has been made at the rate of ¥6.6702 = US$1.00, the approximate exchange rate prevailing on September 30, 2016. These translated U.S. dollar amounts should not be construed as representing Chinese Yuan amounts or that the Chinese Yuan amounts have been or could be converted into U.S. dollars.

Estimates and assumptions - The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, allowance for inventory, the useful lives of property and equipment and the fair value of share- based payments. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

RECON TECHNOLOGY, LTD

Notes to the unaudited condensed consolidated financial statements

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

Inventories - Inventories are stated at the lower of cost or market value, on a first-in-first-out basis. The methods of determining inventory costs are used consistently from year to year. Allowance for inventory obsolescence is provided when the market value of certain inventory items is lower than the cost.

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

Long-Lived Assets - The Company applies the ASC Topic 360 “Property, plant and equipment.” ASC Topic 360 requires that long-lived assets, such as property and equipment be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset. There were no impairments at June 30, 2016 and September 30, 2016.

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

RECON TECHNOLOGY, LTD

Notes to the unaudited condensed consolidated financial statements

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

Income Taxes - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company has not been subject to any income taxes in the United States or the Cayman Islands.

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

Potentially dilutive ordinary shares consist of ordinary shares issuable upon the conversion of ordinary stock options, restricted shares and warrants (using the treasury stock method). The effect from options, restricted shares and warrants would have been anti-dilutive due to the fact that we incurred a net loss during the three months ended September 30, 2015 and 2016.

Recently Issued Accounting Pronouncements

In October 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements and related disclosures.

NOTE 4. TRADE ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2016	September 30, 2016	September 30, 2016
Third Party	RMB	RMB	U.S. Dollars
Trade accounts receivable	¥42,665,499	¥41,629,636	$6,241,119
Allowance for doubtful accounts	(4,567,873)	(4,361,928)	(653,941)
Total - third-party, net	¥38,097,626	¥37,267,708	$5,587,178

RECON TECHNOLOGY, LTD

Notes to the unaudited condensed consolidated financial statements

	June 30, 2016	September 30, 2016	September 30, 2016
Third Party – long-term	RMB	RMB	U.S. Dollars
Beijing Yabei Nuoda Science and Technology Co. Ltd. *	¥2,467,036	¥2,467,036	$369,858
Allowance for doubtful accounts	(246,704)	(246,704)	(36,986)
Total - long-term trade accounts receivable, net	¥2,220,332	¥2,220,332	$332,872

*The receivable from Yabei Nuoda was recognized primarily from the sale of automation system and services based on written contracts. Based on the repayment agreement signed on September 2, 2015, the outstanding balance was to be collected in three installments during the period from September, 2015 to December, 2017, with each installment of ¥2,467,036 ($369,858). During the year ended June 30, 2016, the Company received the first payment on time as scheduled.

Provision for accounts receivables due from third party was ¥32,038 for the three months ended September 30, 2015 and recovery of accounts receivables due from third party was ¥205,944 ($30,875) for the three months ended September 30, 2016, respectively.  During the three months ended September 30, 2016, no accounts receivable write-off against allowance for doubtful accounts, the recovery was due to the collections of accounts receivable.

NOTE 5. OTHER RECEIVABLES, NET

Other receivables consisted of the following:

Third Party	June 30, 2016	September 30, 2016	September 30, 2016
Current Portion	RMB	RMB	U.S. Dollars
Due from ENI (A)	¥2,729,033	¥2,455,924	$368,192
Loans to third parties (B)	14,168,344	12,108,344	1,815,284
Business advance to staff (C)	4,952,114	5,527,172	828,634
Deposits for projects	893,669	865,892	129,815
Others	534,759	440,085	65,978
Allowance for doubtful accounts	(1,277,807)	(1,295,455)	(194,215)
Total	¥22,000,112	¥20,101,962	$3,013,688

Provision for other receivables was ¥19,000 and ¥17,648 ($2,646) for the three months ended September 30, 2015 and 2016, respectively.

(A)	The remaining part of this loan will be repaid over four years with quarterly installments of ¥699,147, which is due by June 30, 2017. The Company has continued to receive the payments under the agreement.

(B)	Loans to third-parties are mainly used for short-term funding to support the Company’s external business partners. These loans are due on demand bearing no interest.

(C)	Business advances to staffs represent advances for business travel and sundry expenses related to oilfield or on-site installation and inspection of products through customer approval and acceptance.

RECON TECHNOLOGY, LTD

Notes to the unaudited condensed consolidated financial statements

NOTE 6. PURCHASE ADVANCES

The Company purchased products and services from a third party and a related party during the normal course of business. Purchase advances consisted of the following:

	June 30, 2016	September 30, 2016	September 30, 2016
Third Party	RMB	RMB	U.S. Dollars
Prepayment for inventory purchase	¥17,914,552	¥20,787,693	$3,116,493
Allowance for doubtful accounts	(16,591,247)	(16,787,569)	(2,516,794)
Total	¥1,323,305	¥4,000,124	$599,699

Provision for purchase advances were ¥2,058,888 and ¥196,322 ($29,432) for the three months ended September 30, 2015 and 2016, respectively. The Company recorded allowance for these down payments and will continue to try to collect or get inventories delivered. These payments were advanced for certain customized equipment of the planned projects. As those projects were delayed or canceled or there is rare chance to be profitable, the Company decided to suspend those projects and recorded allowances related to advanced payments for those projects as the Company may not be able to receive those funds back. Management is still making efforts to collect partially or negotiate with venders for some other alternative solutions to minimize the Company’s loss.

NOTE 7. INVENTORIES

Inventories consisted of the following:

	June 30, 2016	September 30, 2016	September 30, 2016
	RMB	RMB	U.S. Dollars
Small component parts	¥55,726	¥55,726	$8,354
Purchased goods and raw materials	61,361	51,617	7,738
Work in process and goods on site	3,539,525	3,274,359	490,892
Finished goods	8,054,637	8,617,846	1,291,990
Allowance for slow moving inventory	(5,398,179)	(5,660,314)	(848,595)
Total inventories, net	¥6,313,070	¥6,339,234	$950,379

Recovery of slow moving inventory was ¥123,332 for the three months ended September 30, 2015 and provision for slow moving inventory was ¥262,135 ($39,299) for the three months ended September 30, 2016, respectively.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2016	September 30, 2016	September 30, 2016
	RMB	RMB	U.S. Dollars
Motor vehicles	¥3,871,567	¥3,702,767	$555,119
Office equipment and fixtures	828,285	857,906	128,617
Production equipment	916,025	916,025	137,331
Total property and equipment	5,615,877	5,476,698	821,067
Less: Accumulated depreciation	(2,708,115)	(2,753,335)	(412,780)
Property and equipment, net	¥2,907,762	¥2,723,363	$408,287

RECON TECHNOLOGY, LTD

Notes to the unaudited condensed consolidated financial statements

Depreciation expense was ¥259,768 and ¥205,580 ($30,821) for the three months ended September 30, 2015 and 2016, respectively.

NOTE 9. OTHER PAYABLES

Other payables consisted of the following:

	June 30, 2016	September 30, 2016	September 30, 2016
Third Party	RMB	RMB	U.S. Dollars
Service	¥1,659,505	¥1,630,906	$244,506
Distributors and employees	245,070	60,999	9,145
Funds collected on behalf of others	895,022	895,022	134,182
Others	172,595	200,516	30,061
Total	¥2,972,192	¥2,787,443	$417,894

	June 30, 2016	September 30, 2016	September 30, 2016
Related Party	RMB	RMB	U.S. Dollars
Expenses paid by the major shareholders	¥3,144,263	¥2,889,437	$433,185
Due to family member of one owner	285,000	570,000	85,454
Due to management staff for costs incurred on behalf of Recon	250,981	253,261	37,969
Total	¥3,680,244	¥3,712,698	$556,608

NOTE 10. TAXES PAYABLE

Taxes payable consisted of the following:

	June 30, 2016	September 30, 2016	September 30, 2016
	RMB	RMB	U.S. Dollars
VAT payable	¥739,260	¥676,378	$101,403
Other taxes payable	16,620	6,770	1,015
Total taxes payable	¥755,880	¥683,148	$102,418

RECON TECHNOLOGY, LTD

Notes to the unaudited condensed consolidated financial statements

NOTE 11. SHORT-TERM BORROWINGS

Short-term borrowings from a third party were fully repaid in 2016 without interest, due on August 15, 2016.

Short-term borrowings from related parties consisted of the following:

	June 30, 2016	September 30, 2016	September 30, 2016
Short-term borrowings due to related parties:	RMB	RMB	U.S. Dollars
Short-term borrowing from a Founder, 5.75% annual interest, due on September 25, 2016	1,807,207	-	-
Short-term borrowing from a Founder, 5.75% annual interest, due on October 10, 2016 *	2,409,610	719,854	107,921
Short-term borrowing from a Founder, 5.43% annual interest, due on November 4, 2016 **	1,805,180	540,245	80,994
Short-term borrowing from a Founder's family member, no interest, due on December 9, 2016	-	1,018,318	152,666
Short-term borrowing from a Founder's family member, no interest, due on December 16, 2016	1,500,000	1,010,000	151,419
Short-term borrowing from a Founder's family member, no interest, due on December 28, 2016	400,000	400,000	59,968
Short-term borrowing from a Founder's family member, no interest, due on December 31, 2016	-	500,000	74,960
Short-term borrowing from a Founder, 5.22% annual interest, due on March 10, 2017	2,529,795	2,530,522	379,376
Short-term borrowing from a Founder, 5.22% annual interest, due on May 6, 2017	2,490,056	2,474,656	371,001
Short-term borrowing from a Founder, 5.65% annual interest, due on August 24, 2017	-	1,260,132	188,919
Short-term borrowing from a Founder, 5.65% annual interest, due on September 18, 2017	-	801,361	120,140
Short-term borrowing from a Founder, 5.65% annual interest, due on September 30, 2017	-	1,260,165	188,924
Total short-term borrowings due to related parties	¥12,941,848	¥12,515,253	$1,876,288

*	As of October 10, 2016, ¥719,854 ($107,921) was fully paid back.
**	As of November 4, 2016, the Company repaid ¥540,245 ($80,994).

Interest expense for short-term borrowings due to related parties was ¥171,448 and ¥132,490 ($19,863) for the three months ended September 30, 2015 and 2016, respectively.

NOTE 12. SHAREHOLDERS’ EQUITY

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

During the year ended June 30, 2016, the Company offered 15,874 ordinary shares under the same purchase agreement from June 2015. The net cash proceeds received from the stock offering were ¥158,268 ($23,820). During the three months ended September 30, 2016, the Company did not offer any ordinary shares under the purchase agreement.

Appropriated Retained Earnings - According to the Memorandum and Articles of Association, the Company is required to transfer a certain portion of its net profit, as determined under PRC accounting regulations, from current net income to the statutory reserve fund. In accordance with the PRC Company Law, companies are required to transfer 10% of their profit after tax, as determined in accordance with PRC accounting standards and regulations, to the statutory reserves until such reserves reach 50% of the registered capital or paid-in capital of the companies. As of June 30, 2016 and September 30, 2016, the balance of total statutory reserves was ¥4,148,929 and ¥4,148,929 ($622,008), respectively.

NOTE 13. STOCK-BASED COMPENSATION

Stock-Based Awards Plan

2012 Incentive Plan – The Company granted options to purchase 415,000 ordinary shares to its employees and non-employee director on March 26, 2012. The options have an excise price of $2.96, which was equal to the share price of the Company’s ordinary shares at March 26, 2012, and will vest over a period of five years, with the first 20% vesting on March 26, 2013. The options expire ten years after the date of grant, on March 26, 2022. The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The grant date fair value of the options was ¥10.06 ($1.49) per share.

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

The following is a summary of the stock options activity:

Stock Options	Shares	Weighted Average Exercise Price Per Share

Outstanding as of June 30, 2016	815,600	$3.04
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding as of September 30, 2016	815,600	$3.04

The following is a summary of the status of options outstanding and exercisable at September 30, 2016:

Outstanding Options			Exercisable Options
Average Exercise Price	Number	Average Remaining Contractual life (Years)	Average Exercise Price	Number	Average Remaining Contractual life (Years)
$6.00	193,000	2.83	$6.00	193,000	2.83
$2.96	222,600	5.49	$2.96	148,400	5.49
$1.65	400,000	8.34	$1.65	133,333	8.34
	815,600

The Share-based compensation expense recorded for stock options granted were ¥509,528 and ¥543,102 ($81,422) for the three months ended September 30, 2015 and 2016, respectively. The total unrecognized share-based compensation expense for stock options as of September 30, 2016 was approximately ¥2.3 million ($0.35 million), which is expected to be recognized over a weighted average period of approximately 1.21 years.

Restricted Shares to senior manager

As of September 30, 2016, the Company has granted restricted shares of common stock to senior management as follows:

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

RECON TECHNOLOGY, LTD

Notes to the unaudited condensed consolidated financial statements

On October 18, 2015, the Company granted 800,000 restricted shares to its employees and non-employee director as compensation cost for awards. The fair value of the restricted shares was $704,000 based on the closing stock price $0.88 at October 18, 2015.

On July 27, 2016, the Company granted 876,000 restricted shares to its employees and non-employee director as compensation cost for awards. The fair value of the restricted shares was $963,600 based on the closing stock price $1.10 at July 27, 2016, and no shares were issued as of September 30, 2016.

The Share-based compensation expense recorded for restricted shares granted were ¥617,024 and ¥1,423,568 ($213,421) for the three months ended September 30, 2015 and 2016, respectively. The total unrecognized share-based compensation expense for restricted shares granted as of September 30, 2016 was approximately ¥11.0 million ($1.66 million), which is expected to be recognized over a weighted average period of approximately 2.33 years.

Restricted Shares for service

For the three months ended September 30, 2016, the Company has granted restricted shares of common stock to consultants as follows:

On July 27, 2016, the Company approved the grant of 250,000 restricted shares with a value of $275,000 to designees of an independent consulting firm as compensation for advisory services. Those restricted shares were officially issued on October 21, 2016.

Following is a summary of the restricted stock granted:

Restricted stock grants	Shares
Non-vested as of June 30, 2016	1,076,787
Granted	1,126,000
Cancelled	-
Vested	-
Non-vested as of September 30, 2016	2,202,787

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

As approved by the domestic tax authority in the PRC, BHD was recognized as a government-certified high technology company on November 25, 2009 and is subject to a reduced income tax rate of 15% through November 25, 2018.

RECON TECHNOLOGY, LTD

Notes to the unaudited condensed consolidated financial statements

Loss before provision for income taxes consisted of:

	June 30, 2016	September 30, 2016	September 30, 2016
	RMB	RMB	U.S. Dollars
Cayman Island and other areas	¥(2,393,591)	¥(3,215,108)	$(482,009)
China	(6,471,472)	(2,265,619)	(339,663)
Total	¥(8,865,063)	¥(5,480,727)	$(821,672)

Deferred tax asset is comprised of the following:

	June 30, 2016	September 30, 2016	September 30, 2016
	RMB	RMB	U.S. Dollars
Allowance for doubtful receivables	¥1,958,120	¥1,958,120	$293,562
Net operating loss carry forward	1,790,615	2,233,564	340,750
Less: Valuation allowance	(3,748,735)	(4,191,684)	(634,312)
Total deferred income tax assets	¥-	¥-	$-

Deferred tax liability is comprised of the following:

	June 30, 2016	September 30, 2016	September 30, 2016
	RMB	RMB	U.S. Dollars
Income tax cost due to unpayable accounts	¥180,186	¥180,186	$27,014
Total deferred income tax liability	¥180,186	¥180,186	$27,014

The Company’s tax benefit is comprised of the following:

	For the three months ended September 30,
	2015	2016	2016
	RMB	RMB	U.S. Dollars
Tax refund	¥-	¥(20,143)	$(3,020)
Deferred income taxes benefit	(16,457)	-	-
Benefit for income tax	¥(16,457)	¥(20,143)	$(3,020)

RECON TECHNOLOGY, LTD

Notes to the unaudited condensed consolidated financial statements

NOTE 15. NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	As of June 30, 2016
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$278,583
Unappropriated retained earnings	3,152,687	3,250,513	6,403,200	963,709
Accumulated other comprehensive loss	(18,850)	(11,853)	(30,703)	(4,621)
Total non-controlling interest	¥4,784,837	¥3,438,660	¥8,223,497	$1,237,671

	As of September 30, 2016
		Nanjing
	BHD	Recon	Total	Total
	RMB	RMB	RMB	U.S. Dollars
Paid-in capital	¥1,651,000	¥200,000	¥1,851,000	$277,502
Unappropriated retained earnings	3,152,687	3,250,513	6,403,200	959,968
Accumulated other comprehensive loss	(18,850)	(11,853)	(30,703)	(4,603)
Total non-controlling interest	¥4,784,837	¥3,438,660	¥8,223,497	$1,232,867

NOTE 16. CONCENTRATIONS

For the three months ended September 30, 2015 and 2016, the two largest customers, China National Petroleum Corporation (“CNPC”) and China Petroleum & Chemical Corporation Limited (“SINOPEC”), represented approximately 81.21% and 91.77% of the Company’s total revenue, respectively.

For the three months ended September 30, 2015, four major suppliers accounted for 60% of the company’s total purchases. For the three months ended September 30, 2016, two major suppliers accounted for 58% of the company’s total purchases.

NOTE 17. COMMITMENTS AND CONTINGENCY

(a)	Office Leases

The Company leases three offices in Beijing (two for BHD; one for Recon-JN) and one office in Nanjing for Nanjing Recon. Future payments under such leases are as follows as of September 30, 2016:

	Twelve months ending September 30,
	Office lease payment
	RMB	U.S. Dollars
2017	¥1,021,000	$153,068
2018	360,000	53,971
Total	¥1,381,000	$207,039

(b) Contingency

The Labor Contract Law of the PRC requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of the service provided by the employees. As of September 30, 2016, the Company estimated its severance payments of approximately ¥1.7 million ($0.25 million) which has not been reflected in its unaudited condensed consolidated financial statements, because management cannot predict what the actual payment, if any, will be in the future.

RECON TECHNOLOGY, LTD

Notes to the unaudited condensed consolidated financial statements

NOTE 18. RELATED PARTY TRANSACTIONS AND BALANCES

Purchases from related parties – purchases from related parties consisted of the following:

	For the three months ended September 30,
	2015	2016	2016
	RMB	RMB	U.S. Dollars
Huanghua Heng Da Xiang Tong Manufacture Ltd	¥300,393	¥-	$-
Xiamen Huangsheng Hitek Computer Network Co. Ltd.	576,098	-	-
Purchase from related parties	¥876,491	¥-	$-

Leases from related parties - The Company has various agreements for the lease of office space owned by the Founders and their family members. The terms of the agreement state that the Company will continue to lease the property at a monthly rent of ¥140,000 with annual rental expense at ¥1.68 million ($0.25 million). The one-year lease agreements between Nanjing Recon and Mr. Yin and his family member started from April 1, 2016. The one-year lease agreements between BHD and Mr. Chen Guangqiang and his family member started from January 1, 2016 and the annual lease between Recon BJ and Mr. Yin started from July 1, 2016.

Short-term borrowings from related parties - The Company borrowed ¥12,941,848 and ¥12,515,253 ($1,876,288) from the Founders and their family members as of June 30, 2016 and September 30, 2016, respectively. For the specific terms and interest rates of the borrowings, see Note 11.

Expenses paid by the owner on behalf of Recon - One owner of Nanjing Recon, Mr. Yin and the major owner of BHD, Mr. Chen paid certain operating expenses for the Company. As of June 30, 2016 and September 30, 2016, ¥3,144,263 and ¥2,889,437 ($433,185) was due to them, respectively.

NOTE 19. Variable Interest Entities

The Company reports its VIEs’ portion of unaudited condensed consolidated net income and stockholders’ equity as non-controlling interests in the unaudited condensed consolidated financial statements.

RECON TECHNOLOGY, LTD

Notes to the unaudited condensed consolidated financial statements

Summary information regarding consolidated VIEs is as follows:

	June 30, 2016	September 30, 2016	September 30, 2016
	RMB	RMB	U.S. Dollars
ASSETS
Current Assets
Cash and cash equivalents	¥619,430	¥416,118	$62,384
Notes receivable	4,660,177	3,105,770	465,617
Trade accounts receivable, net	38,097,626	37,267,708	5,587,178
Purchase advances	1,323,305	4,000,124	599,699
Other assets	25,584,030	23,986,051	3,595,991
Total current assets	¥70,284,568	¥68,775,771	$10,310,869

Non-current assets	5,113,193	4,929,878	739,088
Total Assets	¥75,397,761	¥73,705,649	$11,049,957

LIABILITIES
Trade accounts payable	¥7,540,430	¥9,267,662	$1,389,409
Taxes payable	755,881	683,148	102,418
Other liabilities	19,025,594	17,692,534	2,652,466
Total current liabilities	27,321,905	27,643,344	4,144,293
Total Liabilities	¥27,321,905	¥27,643,344	$4,144,293

The financial performance of VIEs reported in the unaudited condensed consolidated statement of operations and comprehensive income for the three months ended September 30, 2016 includes revenues of ¥7,802,103 ($1,169,692), operating expenses of ¥3,106,810 ($465,773), and net loss of ¥2,013,555 ($301,872).

NOTE 20. SUBSEQUENT EVENTS

On October 11, 2016, the Company borrowed ¥720,000 ($107,942) from one of its founders bearing an annual interest of 5.66%, due by October 11, 2017 to supplement the Company’s working capital.

On November 1, 2016, the Company borrowed ¥1,420,000 ($212,887) from one of its founders bearing an annual interest of 5.66%, due by August 31, 2017 to supplement the Company’s working capital.

On November 12, 2016, the Board approved to issue 330,000 restricted shares to Beijing San Li Hai Tian Technology Co. Ltd. (“BJSL”) for certain mold and software platform development services. The fair value of the restricted shares was $306,900 based on the closing stock price of $0.93 on November 11, 2016.

